Form 10-K
period 2005-06-30
Pike Electric CORP
filed 2005-09-28
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-32582
PIKE ELECTRIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-3112047
(State of incorporation)	(I.R.S. Employer Identification No.)
100 Pike Way, PO Box 868, Mount Airy, NC 27030
(Address of principal executive office)
(336) 789-2171
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of September 12, 2005, was approximately $187,085,693 based on the closing sales price of the common stock on such date as reported on the New York Stock Exchange. The registrant completed its initial public offering August 1, 2005 and, accordingly, there was no public market for its common stock on December 31, 2004, the last day of its most recently completed second fiscal quarter.
      The number of shares outstanding of the registrant’s common stock as of September 12, 2005 was 31,996,074.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain information required by Part III of this Form 10-K will be incorporated by reference to the Proxy Statement for the 2005 Annual Meeting of our shareholders to be filed on or prior to October 28, 2005.

PIKE ELECTRIC CORPORATION
Annual Report on Form 10-K for the fiscal year ended June 30, 2005

PART I

ITEM 1.	BUSINESS
Overview
      We are one of the largest third-party providers of outsourced electric distribution and transmission services in the United States. Our core activities consist of the maintenance, upgrade and extension of electric distribution and sub-500 kilovolt, or kV, transmission powerlines for more than 150 electric utilities, cooperatives and municipalities. We service a contiguous 19-state region that stretches from Pennsylvania in the north to Florida in the southeast and to Texas in the southwest. Historically, our growth has been almost entirely organic, driven by the steady addition of new customers and the further expansion of existing customer relationships. On July 1, 2004, we acquired Red Simpson, Inc., which significantly expanded our service territory and operating scale and added multiple long-term customer relationships.
      We focus on the distribution and sub-500 kV transmission sector of the electric infrastructure services industry, which we believe to be the largest and most attractive sector in the industry. Based on data from Edison Electric Institute, distribution spending represented $11.4 billion of the $15.5 billion of total spending by investor-owned utilities on electric distribution and transmission in 2003. Moreover, expenditures on distribution are generally more stable than those for heavy transmission infrastructure, which tend to be characterized by distinct, large, one-time projects. We derive over 90% of our revenues from master service arrangements, under which we are paid either on an hourly basis or for each unit of work completed, rather than under the competitively-bid, fixed-price contracts typically associated with large-scale transmission construction projects. In addition to our core distribution and transmission services, we also offer storm restoration services and a variety of value-added ancillary services.
      Our principal executive offices are located at 100 Pike Way, Mount Airy, NC 27030. Our telephone number is 336-789-2171. Our website address is www.pike.com. Information contained on our website or that can be accessed through our website is not incorporated by reference or to be considered part of this Annual Report on Form 10-K.
Red Simpson Acquisition
      On July 1, 2004, we acquired all of the outstanding stock of Red Simpson, Inc. Founded in 1963, Red Simpson was an electric transmission and distribution services provider in the south central United States. The total cash purchase price was $193.9 million, net of cash acquired. We financed the acquisition through the issuance of $71.0 million in new common equity to some of our existing stockholders and $122.9 million of new indebtedness under our senior credit facility, which we refinanced in connection with the transaction.
      Our acquisition of Red Simpson represented a significant contiguous expansion for us. Prior to the acquisition, we had a limited presence in Texas and Louisiana. By acquiring Red Simpson, we were able to achieve our strategic goal of expanding into the south central United States. In addition, only two of our top 10 customers were also top customers of Red Simpson. Accordingly, the acquisition of Red Simpson not only added new customers but also decreased our combined exposure to our largest customer.
2004 Recapitalization
      In December 2004, we undertook a recapitalization. As part of this recapitalization, we borrowed an additional $150.0 million under our existing senior credit facility, $127.5 million of which was used to repurchase shares of our common stock and options in December 2004 and $20.0 million of which was used to redeem all of the outstanding shares of our Series A preferred stock in January 2005. We refer to this transaction as the “2004 recapitalization.”

Reincorporation
      We were incorporated in North Carolina in 1968 and reincorporated in Delaware on July 1, 2005. To effect the reincorporation, Pike Holdings, Inc., our predecessor, merged with and into a newly-created wholly-owned subsidiary, Pike Electric Corporation, which was formed in Delaware for the sole purpose of effecting the reincorporation.
Industry Overview
      The electric power industry in the United States is an over $250 billion market with electricity consumption having grown at an average compound annual growth rate, or CAGR, of 2.5% from 1975 to 2004, according to the Energy Information Administration, or EIA. The industry is comprised of investor-owned utilities, municipal utilities, cooperatives, federally-owned utilities, independent power producers and independent transmission companies with three distinct functions: generation, distribution and transmission. The electric distribution and transmission infrastructure is the critical network that connects power from generators to residential, commercial and industrial end users. Electric transmission refers to powerlines through which electricity is transmitted over long distances at high voltages (over 230 kilovolts, or kV) and the lower voltage lines that connect the high voltage transmission infrastructure to local distribution networks. Electric distribution refers to the local municipal, cooperative or utility distribution network, including associated substations, that provides electricity to end users over shorter distances. Within this electric network, there are over a million miles of distribution lines, more than 150,000 miles of high-voltage transmission lines and an estimated 60,000 high-voltage substations that monitor, control, stabilize and modify voltage levels throughout the network.
      Electric distribution and transmission infrastructure requires ongoing maintenance, upgrades and extensions to manage powerline congestion, avoid delivery failures and connect distribution lines to new end users. It further requires emergency repairs whenever unexpected power outages or damage to infrastructure occur. The required maintenance, upgrades and extensions, as well as the emergency repairs, are performed by the utility companies that own the relevant powerlines and by third-party service providers, such as our company, to which utilities, cooperatives and municipalities outsource some of their needs.
Industry Trends
      Long-term demand for infrastructure services is primarily driven by the continuous need to maintain the electric distribution and transmission infrastructure. In addition, future growth in demand for infrastructure services will generally be driven by increased demand for electricity, increased outsourcing by power suppliers and the need to correct the inadequacy of the current electric infrastructure.
      Growth in Demand for Electricity. Demand for electricity is a direct driver of spending on electric distribution and transmission infrastructure. According to the EIA, electricity consumption in the United States increased 103% between 1975 and 2004, driven by population growth, economic expansion and the proliferation of electrical devices. In addition, electricity consumption is expected to continue to increase by an additional 43% between 2005 and 2025 according to the EIA. The southeastern and south central regions of the United States, which form the largest part of our market, have exhibited greater population growth than the rest of the country, driving both increased investment in the distribution and transmission infrastructure and the related increase in maintenance requirements. According to the EIA, electric power consumption in the south central and southeastern United States is projected to grow 36% and 53%, respectively, from 2005 to 2025. We believe that demand for our services by electric utilities will be driven by these favorable factors in the southeastern and south central United States over the next several years.
      Increased Outsourcing of Infrastructure Services. As a result of an increased focus on profitability within the power industry, utilities, cooperatives and municipalities are continuously seeking ways to improve cost efficiencies. Over the last decade, electric utilities and cooperatives have increased their reliance on outsourcing the maintenance and improvement of their electric distribution and transmission systems to third-party service providers. Outsourcing benefits utilities by enabling them to focus on their core competencies, more flexibly manage their labor costs and more efficiently deploy their capital. We estimate, based on third-party industry inquiries, that utilities and cooperatives outsource approximately one-third of their total infrastructure servicing needs, providing room for continued growth for third-party service providers such as our company.
      Inadequacy of Current Electric Infrastructure. Today, significantly more electricity is being transported over longer distances utilizing a system that was initially designed for limited power sharing among neighboring utilities. Despite changes in the wholesale electricity market, however, transmission investment has not kept pace with the growth in electricity consumption, which, according to the EIA, has nearly doubled since 1975. Such underinvestment, coupled with ever-increasing load demand, has led to critical congestion problems within the national power grid, which resulted in the rolling blackouts in California in 2001, the August 2003 blackout (which left 50 million people in the midwest and northeast United States and Canada without electricity) and the dramatic increase over the past several years in emergency relief procedures needed to avoid overloading lines. We believe that our business will benefit from any increase in spending in the transmission infrastructure due to the associated increases in maintenance, extension and upgrade of distribution and sub-500 kV transmission lines.
History
      We were founded by Floyd S. Pike in 1945 with a single truck salvaged from the bottom of an inland waterway. Over our 59-year history, we have grown from six employees servicing one customer in North Carolina to over 6,800 employees servicing over 150 customers spread across a 19-state region at June 30, 2005. On July 1, 2004, we acquired Red Simpson. Founded in 1963, Red Simpson was an electric distribution and transmission services provider in the south central United States. Our service territory was contiguous with Red Simpson’s, and the acquisition added new customers and diversified our customer base, as demonstrated by the fact that only two of our top 10 customers overlapped with Red Simpson’s customer base. The acquisition of Red Simpson also substantially increased our operating scale and resources, which enhanced our flexibility in servicing our customers’ critical needs. We are now one of the largest third-party providers of outsourced distribution and sub-500 kV transmission services in the United States.
      Many members of our senior management team, including our chief executive officer, J. Eric Pike, have spent their entire careers with us, beginning as linemen and occupying various other jobs prior to their current positions. We believe that our management continuity provides our company with several benefits, including customer relationships that span three generations of our management and an organizational culture marked by operational excellence.
Competitive Strengths
      We believe our significant competitive strengths are as follows:

•	Leading Pure-Play Provider of Electric Distribution and Transmission Infrastructure Services. We are one of the largest providers of services to electric utilities, cooperatives and municipalities. Additionally, we are one of the few service providers of scale in our industry that operates under a single, well-recognized brand over a contiguous geographic area.

•	Outsourced Services-Based Business Model. We provide vital services to electric utilities, cooperatives and municipalities, which have increased their reliance on outsourcing the maintenance and improvement of their distribution and transmission systems to third-party service providers. Over 90% of our revenues are derived under master service arrangements. We derive less than 5% of our revenues from fixed-price agreements relating to large-scale capital improvement projects.

•	Attractive, Contiguous End Markets. We operate in a contiguous geographic market that includes the southeastern and south central United States. Our markets have exhibited strong population growth and increases in electricity consumption, which have increased demand for our services.

Moreover, the contiguous nature of our service territory provides us with significant benefits by increasing our operating efficiency and our flexibility to respond to our customers’ needs.

•	Recognized Leader in Storm Restoration Capabilities. Our 19-state market includes the prime “storm territories” of the southeastern and south central United States. Throughout our market, we are a leading provider of emergency services for storm restoration.

•	Long-Standing Relationships Across a High-Quality Customer Base. We have a diverse, well capitalized customer base that includes over 150 electric companies throughout our service territory. We employ a customer-focused philosophy that has resulted in long-standing customer relationships. After giving effect to the Red Simpson acquisition, our relationships with our top 15 customers average approximately 33 years.

•	Experienced Management Team with Demonstrated Operational Excellence. Our strong management has led us to operational excellence, as demonstrated by our continuing success in effectively growing our business, managing our costs, supervising our workforce, deploying our fleet and integrating Red Simpson. Members of our senior management have been with us for an average of approximately 19 years and most obtained significant operating experience prior to being promoted to their current positions.

•	Major Investments in Fleet and Safety. We have made significant investments in our business to support our continued growth. In addition to investing in our fleet, substantially all of which we own, we have invested in our employee safety and development programs, establishing training and safety programs certified by the Department of Labor.

Business Strategy
      We strive to be our customers’ service provider of choice and to expand our leadership position in the outsourced services sector of the electric infrastructure industry, while continuing to increase our revenues and profitability. In order to accomplish these goals, we intend to pursue the following strategies:

•	Increased Penetration Within Our Existing Service Territory. We intend to continue to increase our penetration and market share within our existing service territory by expanding our existing customer relationships, attracting new customers and pursuing selective acquisitions. We believe our quality service, modern fleet, regional presence, storm restoration capabilities and strong safety record will enable us to develop our business with both existing and prospective customers as they continue to further outsource their servicing needs.

•	Expand Our Service Territory. We intend to continue to grow our business by seeking new opportunities from our existing customers that have operations outside our current service territory, capturing new customers in other geographic markets and pursuing selective acquisitions. In the last several years, we have successfully expanded our services into Mississippi, Pennsylvania, Louisiana and Texas. In addition, our acquisition of Red Simpson enabled us to achieve our strategic objective of penetrating the south central market, which includes Texas and Louisiana. We also have been successful in acquiring new customers after providing storm restoration services to them.

•	Continued Focus on Distribution and Sub-500 kV Transmission. We will continue to focus on the maintenance, upgrade and extension of electric distribution and sub-500 kV transmission powerlines. By focusing on the distribution and sub-500 kV transmission sector of the industry and providing high quality services to our customers, we believe that we will be in a position to capture a significant share of the expected increased amount of work in this market sector.

•	Capitalize on Favorable Long-Term Industry Trends. We believe that we are well positioned to benefit from expected long-term industry trends, which are described in more detail in “— Industry Trends” above.

•	Continued Focus on Operating Efficiency and Customer Service. We intend to use the scale and scope of our capabilities to achieve higher levels of operating efficiency and productivity while further enhancing our customer service. Additionally, we intend to use our modern fleet, repair and maintenance capabilities and skilled workforce to increase our cost competitiveness so that we may profitably win new business.
Our Services
      We provide services to the electric power distribution and transmission market. We focus primarily on the maintenance, upgrade and extension of overhead and underground powerlines. We also offer storm restoration services and various ancillary services. We provide a breakdown of our revenues by type of service in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Services.”
      Powerline Services. We began as a provider of distribution infrastructure services, and these services continue to be our primary revenue generator. Today, using over 6,000 pieces of specialized equipment, we provide overhead and underground maintenance, upgrade and extension services in a 19-state region. Overhead services consist of the construction and repair of wire and components in energized overhead electric distribution systems. Underground services range from simple residential installations, directional boring, duct bank and manhole installation to the construction of complete underground distribution facilities. We also perform routine maintenance work consisting of repairing or replacing damaged or defective components, inspecting distribution systems for safety hazards and upgrading outdated or low capacity infrastructure.
      We also offer maintenance, upgrade and extension services for transmission lines with voltages of up to and including 230 kV and perform energized maintenance work for voltages up to 500 kV. These applications are predominantly single-pole and H-frame structures utilizing wood, concrete or steel poles. Given the current load on regional electricity grids, our ability to perform energized maintenance work is a significant competitive advantage because the work can be performed without interrupting the electric network.
      We also provide ancillary services, including the construction of power substations, right-of-way clearance and maintenance and the installation of street lighting and fiber optic lines to meet the needs of certain of our distribution customers. While we do not actively pursue these ancillary services as stand-alone services, they add significant value for our customers who prefer to utilize a single electric distribution and transmission infrastructure service provider for all of their needs. Our various ancillary services have generated less than 10% of our total revenue for each year during the past five years.
      Storm Restoration Services. Storm restoration involves the repair or reconstruction of any part of a distribution or sub-500 kV transmission network, including substations, powerlines, utility poles or other components, damaged during snow, ice or wind storms, flash floods, hurricanes, tornados or other natural disasters. We believe that our crews have earned a reputation as a storm restoration leader in the southeast and south central United States due to our ability to mobilize rapidly the necessary employees and equipment while maintaining a functional force for our unaffected customers. In crisis situations, we have deployed over 2,000 employees within 24 hours to respond to our customers’ emergency needs. We maintain a dedicated 24-hour Storm Center that acts as the single hub of command. We also perform these services outside our existing geographic service area.
      Storm restoration services do not require that we keep a dedicated team on call. Rather, we rely on our customers in unaffected areas with less time-sensitive work to release our crews in the event of a severe storm. This deferred work is addressed after the storm restoration work has been completed. This method of staffing storm crews has proven both cost-efficient and effective.

      Our storm restoration services provide us with opportunities to attract new customers for our core electric distribution and transmission infrastructure services and we have been successful in acquiring new customers after providing storm restoration services to them. In addition, our storm restoration services are more profitable than our ongoing infrastructure services work. For the years ended June 30, 2000, 2001, 2002, 2003 and 2004, our revenues generated from storm restoration services were $21.6 million, $25.3 million, $7.0 million, $46.6 million and $43.0 million, respectively. For the five-year period ended June 30, 2004, our average annual storm restoration revenues were $28.7 million and, for each of the five years, ranged between 2.6% and 15.7% of our total revenues.
      During August and September of 2004, we experienced the largest storm restoration event of our history as four hurricanes impacted Florida and the surrounding Gulf states. At the peak of our restoration activity, we dedicated approximately 3,000 field, supervisory and support staff to storm restoration services. As a result of these storms, we generated approximately $149.2 million of revenues from storm restoration services for the fiscal year ended June 30, 2005, or 22.0% of our total revenues. Due to the unpredictable nature of storms, the level of our storm restoration revenue fluctuates from period to period. Our storm restoration revenue for the fiscal year ended June 30, 2005 is not indicative of the revenues that we typically generate in any period or can be expected to generate in any future period.
      The following table sets forth certain information related to some of our selected significant storm mobilizations:

Selected Storm Mobilizations

		Approximate
		Number of
		Employees	Restoration
Storm	Date	Mobilized	Period

Hurricanes or Tropical Storms
Hurricane Frances	September 2004	1,800	15 days
(FL/ GA/ NC/ SC)
Hurricane Ivan	September 2004	1,700	9 days
(AL/ FL/ GA/ MS/ SC/ NC/ VA)
Tropical Storm Jeanne	September 2004	1,300	12 days
(FL/ GA)
Hurricane Charley	August 2004	2,000	16 days
(FL/ NC)
Hurricane Isabelle	September 2003	1,800	21 days
(VA/ MD/ NC)
Hurricane Lily	October 2002	900	8 days
(LA)
Ice Storms
Ice Storm	January 2005	880	11 days
(OH)
Ice Storm	December 2004	440	9 days
(IN)
Ice Storm	February 2003	1,200	14 days
(KY/ WV)
Ice Storm	February 2003	2,300	11 days
(NC/ SC)
Customers
      We have focused on developing strong, long-term relationships with major electric utilities, cooperatives and municipalities. We have a diverse, well-capitalized customer base that includes over 150 electric companies throughout our service territory. We have employed a customer-focused philosophy that has resulted in customer loyalty, as exemplified by our 59-year relationship with our first customer,

Duke Power Company, our 47-year relationship with American Electric Power Company, Inc. and Red Simpson’s 30-year relationship with TXU Corp. After giving effect to the Red Simpson acquisition, our relationships with our top 15 customers average approximately 33 years. We preserve these relationships by providing top-quality service and maintaining advanced equipment.
      The following table lists selected long-standing customer relationships as of June 30, 2005:

Selected Long-Standing Customer Relationships

Customer	Length of Relationship

(In years)
Duke Power Company	59
Cobb EMC	48
American Electric Power Company, Inc.	47
Snapping Shoals EMC	43
Greystone Power Corp.	42
Entergy Corporation	40
Dominion Virginia Power Co.	32
Progress Energy Carolinas (formerly Carolina Power & Light Company)	32
TXU Corp.	30
Oglethorp Power Corp./ Georgia Transmission Corp.	24
      Many of the customers listed above are our top customers. Our top ten customers accounted for approximately 55.6% and 47.4% of our total revenues during the fiscal years ended June 30, 2005 and June 30, 2004, respectively. We have two customers that represented greater than 10% of revenues for fiscal year 2005 and one customer in fiscal 2004. Sales to Duke Power Company and Florida Power & Light, each accounted for approximately 12% of our total revenues for fiscal year ended June 30, 2005. Duke Power Company accounted for approximately 19.5% of our revenues for fiscal year 2004 and approximately 12.6% of our total revenues for the fiscal year ended June 30, 2004 on a pro forma basis after giving effect to the acquisition of Red Simpson. While our exposure to Duke Power Company has decreased as a result of our acquisition of Red Simpson, a substantial portion of our total revenues will continue to be derived from a limited group of customers, including Duke Power Company.
Types of Service Arrangements
      Over 90% of our services are provided under master service arrangements, or MSAs, that cover maintenance, upgrade and extension services, as well as new construction. We do not derive significant revenues from fixed-price agreements relating to large-scale capital improvements, which typically involve competitive bidding and substantial performance bond requirements. Our sub-500 kV transmission work performed under fixed price bids represents relatively small jobs (typically less than $5.0 million) with modest (i.e., approximately $500,000 on average) bonding requirements. As of June 30, 2005, an estimated 55% of our arrangements were hourly, while an estimated 42% were unit-based. The terms of our service arrangements are typically between one to three years for cooperatives and municipalities and three to five years for investor-owned utilities, with periodic pricing reviews. Our customers are not required to use us exclusively and do not guarantee service volumes. Most of our arrangements, including MSAs, may be terminated by our customers on short notice. We typically invoice our customers on a weekly basis, with payments due in 30 days. Because the majority of our customers are well-capitalized, investment grade-rated electric utilities or cooperatives, we have historically experienced de minimis levels of bad debt.
      Initial contract awards usually are made on a competitive bid basis, but extensions often are completed on a negotiated basis. As a result of our track record of quality work and services, we estimate that a majority of our arrangements are renewed at or before the expiration of their terms.

Training, Quality Assurance and Safety
      Performance of our services requires the use of heavy equipment and exposure to potentially dangerous conditions. Our safety record reflects our commitment to operating safely and prudently. As employee safety is a top corporate priority, we have developed an extensive safety and training program that we believe meets applicable DOL requirements in all material respects. Our lineman training program, an accredited four-year program, has grown to be one of the largest non-union powerline training programs in the United States. As a result of this focus on employee safety, we have received a recognition of excellence from the North Carolina Department of Labor for the results of our apprenticeship program. We operate 28 training facilities in 11 states to teach employees safe working skills. In addition to on-the-job training, our career development program and specialized training, we require our employees to attend 12 hours per year of ongoing safety training programs. Our continued focus on safety and workforce developments has resulted in year-over-year improvements in recordable and lost-time incidence rates, which we calculated in accordance with methodologies prescribed by the Occupational Safety and Health Administration, in each of the five years ended June 30, 2005. We also conduct other training programs covering a variety of areas, such as supervisor development and CPR/ First Aid Certification.
      We regularly communicate with our employees to promote safety and to instill safe work habits. In addition, we maintain a safety incentive program that rewards employees for working safely and minimizing injuries.
      As is common in our industry, we regularly have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries.
Equipment
      Our fleet, substantially all of which we own, consists of over 6,000 pieces of specialized equipment with an average age of approximately five years (measured as of May 2005) as compared to their average useful lives of eight to 12 years. Our equipment consist of fleet, facilities and equipment, which includes trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, wire pullers and tensioners. We believe that these vehicles generally are well maintained and adequate for our current operations.
      The majority of our heavy equipment is specifically designed and custom-fitted to meet the needs of our crews. We service the majority of our fleet and are a final-stage manufacturer for several configurations of our specialty vehicles. In the event that a particular application is not available to us, we can build the component on-site, which reduces our reliance on our equipment suppliers.
      Our maintenance function has the capability to operate 24 hours a day, both at our maintenance centers and in the field, providing high-quality custom repair work and expedient service, in order to maintain a fleet poised for mobilization. We believe that this helps us achieve a greater local presence, lower fuel costs and more efficient equipment maintenance. We believe that our maintenance facilities are adequate for our current operations.
Employees
      At June 30, 2005, we employed over 6,800 full-time and part-time employees. We offer our employees a competitive package of benefits including medical, dental, life and disability insurance, paid vacation and holidays, 401(k) plans and annual bonuses. The level of benefits per employee varies and is contingent upon years of service, as well as levels of seniority and other variables.
      Our employees are not currently unionized, and we believe that our relationship with our employees is good.

Risk Management and Insurance
      We maintain insurance policies with coverage customary for companies of our type and size, including general liability, automotive and workers’ compensation. We are partially self-insured under all of our policies, and our insurance does not cover all types or amounts of liabilities. Under each of these insurance policies, we are liable up to $1,000,000 per occurrence. We also maintain insurance for health insurance claims exceeding $225,000 per person on an annual basis. We are not required to, and do not, specifically set aside funds for our self-insurance programs. At any given time, we are subject to multiple workers’ compensation and personal injury and other employee-related claims. We maintain accruals based on known facts and historical trends. Our workers’ compensation and insurance costs have been rising for several years notwithstanding our emphasis on safety.
      In the ordinary course of business, we occasionally are required by our customers to post surety or performance bonds in connection with services that we provide to them. These bonds have face amounts ranging from $48,000 to $5.4 million. As of June 30, 2005, we have approximately $33.7 million in surety bonds outstanding. We have never had to reimburse any of our sureties for expenses or outlays incurred under a performance or payment bond.
Competition
      We face significant competition from subsidiaries or divisions of five national companies, approximately eight regional companies and numerous small owner-operated private companies. Our competitors vary in size, geographic scope and areas of expertise. We also face competition from the in-house service organizations of our existing and prospective customers, some of which employ personnel who perform some of the same types of services we provide.
      We believe that the principal competitive factors in the end markets in which we operate are:

•	reputation and relationships with customers;

•	history of service execution (for example, safety record, cost control, timing and experience);

•	geographic presence and breadth of service offerings;

•	price; and

•	the availability of qualified and/or licensed personnel.
      We believe that we have a favorable competitive position in the markets that we serve due in large part to our strong operating history, reputation and relationships with our customers. Small third-party service providers pose a smaller threat to us than national competitors because they are frequently unable to compete for larger, blanket service agreements to provide system-wide coverage. However, some of our competitors are larger, have greater resources and are able to offer a broader range of services (such as services to the telecommunications industry) or offer services in a broader geographic territory. In addition, certain of our competitors may have lower overhead cost structures and may, therefore, be able to provide their services at lower rates than we can. Competitive factors may require us to take measures, such as price reductions, in the future that could reduce our profitability.
Government Regulation
      Our operations are subject to various federal, state and local laws and regulations including:

•	licensing requirements applicable to electricians and engineers;

•	building and electrical codes;

•	permitting and inspection requirements applicable to construction projects;

•	regulations relating to worker safety and health, including those in respect of OSHA; and

•	regulations relating to environmental protection.

      We believe that we are in material compliance with applicable regulatory requirements and have all material licenses required to conduct our operations. Our failure to comply with applicable regulations could result in substantial fines and/or revocation of our operating licenses. Many state and local regulations governing electrical construction require permits and licenses to be held by individuals who typically have passed an examination or met other requirements. We have a regulatory compliance group that monitors our compliance with applicable regulations.
Environmental Matters
      Our facilities and operations are subject to a variety of environmental laws and regulations which govern, among other things, the use, storage and disposal of solid and hazardous wastes, the discharge of pollutants into the air, land and water, and the cleanup of contamination. In connection with our truck fueling, maintenance, repair, washing and final-stage manufacturing operations, we use regulated substances such as gasoline, diesel and oil, and generate small quantities of regulated waste such as used oil, antifreeze, paint and car batteries. Some of our properties contain, or previously contained, aboveground or underground storage tanks, fuel dispensers, and/or solvent-containing parts washers. In addition, our construction and maintenance activities are sometimes performed in environmentally sensitive areas, such as wetlands, or in underground environments for which we must rely on field maps for the location of underground assets and obstacles. In the event we cause, or we or our predecessors have caused, a release of hazardous substances or other environmental damage, whether at our sites, sites where we perform our services, or other locations such as off-site disposal locations or adjacent properties, we could incur liabilities arising out of such releases or environmental damage. Although we have incurred in the past, and will incur in the future, costs to maintain environmental compliance and/or to address contaminants in the soil or groundwater at our current or former properties, such costs have not, and are not expected to, have a material adverse effect on our results of operations, cash flows or financial condition.
FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about our company and the industry in which we operate and management’s beliefs and assumptions. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Business — Industry Trends,”  — Competitive Strengths,” “— Business Strategy,” “— Our Services,” “— Competition,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      Words such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “potential,” “continue,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Such risks include, without limitation, those identified below under the heading “Risk Factors.” Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to:

•	our ability to retain customers and win new customers in a highly competitive industry;

•	our ability to successfully manage and operate our business after giving effect to the Red Simpson acquisition; and

•	our beliefs about future trends in population and electricity consumption in our market, outsourcing to companies like our company and investment in electrical distribution and transmission.
      Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after we file this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

RISK FACTORS
      Our business is subject to a variety of risks, including the risks described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not known to us or not described below may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed and we may not be able to achieve our goals. This Annual Report on Form 10-K also includes statements reflecting assumptions, expectations, projections, intentions, or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and should be read in conjunction with the section entitled “Forward-Looking Statements.”
      We derive a significant portion of our revenues from a small group of customers. The loss of one or more of these customers could negatively impact our business and results of operations. Our customer base is highly concentrated. Our top ten customers accounted for approximately 55.6% and 47.4% of our revenues for the fiscal years ended June 30, 2005 and 2004, respectively. We have two customers that represented greater than 10% of revenues for fiscal year 2005 and one such customer for fiscal year 2004. Sales to Duke Power and Florida Power & Light, each accounted for approximately 12% of our total revenues for the fiscal year ended June 30, 2005. Duke Power accounted for approximately 19.5% of our revenues for fiscal 2004 and approximately 12.6% of our total revenues for the fiscal year ended June 30, 2004, on a pro forma basis after giving effect to the acquisition of Red Simpson.
      We believe that we will continue to rely on a relatively small group of customers, including Duke Power, for a substantial portion of our revenues for the foreseeable future. We may not be able to maintain our relationships with our significant customers. The loss of, or reduction of our sales to, any of our major customers could materially and adversely affect our business and results of operations.
      Our customers often have no obligation to assign work to us, and many of our arrangements may be terminated on short notice. As a result, we are at risk of losing significant business on short notice. Most of our customers assign work to us under master service arrangements. Under these arrangements, our customers generally have no obligation to assign work to us and do not guarantee service volumes. Most of our customer arrangements, including our master service arrangements, may be terminated by our customers on short notice. In addition, many of our customer arrangements, including our master service arrangements, are open to competitive bidding at the expiration of their terms. As a result, we may be displaced on these arrangements by competitors from time to time. Our business and results of operations could be materially and adversely affected if our customers do not assign work to us or if they cancel a number of significant arrangements and we cannot replace them with similar work.
      We may not be able to realize the anticipated benefits of the Red Simpson acquisition. We acquired Red Simpson on July 1, 2004. This was a significant acquisition for us and substantially expanded our business, service territory, workforce and scope of operations. We recently completed the integration of Red Simpson into our business, including rebranding Red Simpson’s business under the Pike Electric brand and transitioning Red Simpson’s operations into our accounting and information systems. We may not be able to successfully manage the combined entity on a profitable basis or effectively implement our operating or growth strategies. Furthermore, the future operations of the combined company may pose different and greater challenges than our management has experienced in the past and may require substantial attention from our management, which may limit the amount of time available to be devoted to our day-to-day operations or to the execution of our business strategy. Any failure to realize the anticipated benefits of the acquisition could have a material adverse effect on our business, results of operations and financial condition.
      Our storm restoration services are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, the levels of our financial results from period to period. Our storm restoration services are highly volatile and uncertain due to the unpredictable nature of weather-related events. For the years ended June 30, 2000, 2001, 2002, 2003 and 2004, our revenues generated from storm restoration services were $21.6 million, $25.3 million, $7.0 million, $46.6 million and $43.0 million, respectively. For the five-year period ended June 30, 2004, our average annual storm restoration revenues were $28.7 million and, for each of the five years, ranged between 2.6% and 15.7% of our total revenues. For the fiscal year ended June 30, 2005, our storm restoration revenues increased substantially to $149.2 million, or 22.0% of our total revenues, due to the extraordinary Florida hurricane season. This unusually high level of storm restoration revenues in fiscal 2005 is not indicative of the amount of storm restoration revenue that we can be expected to earn in any future period. Our historical results of operations have varied between periods due to the volatility of our storm restoration revenues. The levels of our future revenues and net income may be subject to significant variations and uncertainties from period to period due to the volatility of our storm restoration revenues. In addition, our storm restoration revenues are offset in part by declines in our core powerline services because we staff storm restoration mobilizations in large part by diverting resources from our powerline services.
      Our business is subject to numerous hazards that could subject us to substantial monetary and other liabilities. If accidents occur, they could materially and adversely affect our business and results of operations. Our business is subject to numerous hazards, including electrocutions, fires, natural gas explosions, mechanical failures, weather-related incidents, transportation accidents and damage to equipment we work on. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability.
      Our safety record is an important consideration for our customers. If serious accidents or fatalities occur, we may be ineligible to bid on certain work, and existing service arrangements could be terminated. In addition, if our safety record were to deteriorate, our ability to bid on certain work could be adversely impacted. Further, regulatory changes implemented by the Occupational Safety and Health Administration, or OSHA, could impose additional costs on us. Adverse experience with hazards and claims could have a negative effect on our reputation with our existing or potential new customers and our prospects for future work.
      Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all. We maintain various insurance policies, including general liability, automotive liability and workers’ compensation. We are partially self-insured under all of our policies, and our insurance does not cover all types or amounts of liabilities. Our insurance policies are subject to substantial deductibles of $1,000,000 per occurrence. We are not required to, and do not, specifically set aside funds for our self-insurance programs. At any given time, we are subject to multiple workers’ compensation and personal injury claims. We maintain substantial loss accruals for workers’ compensation claims, and our workers’ compensation and insurance costs have been rising for several years notwithstanding our emphasis on safety. Our insurance policies may not be adequate to protect us from liabilities that we incur in our business.
      In addition, due to a variety of factors such as increases in claims, a weak economy and projected significant increases in medical costs and wages, insurance carriers may be unwilling to provide the current levels of coverage without a significant increase in collateral requirements to cover our deductible obligations. Furthermore, our insurance premiums may increase in the future and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any such inadequacy of, or inability to obtain, insurance coverage at acceptable rates, or at all, could have a material adverse effect on our business, financial condition and results of operations.
      Record high fuel costs could materially and adversely affect our operating results. Fuel costs, which are currently at historically high levels, constitute a portion of our operating expense. Fuel prices and supplies are influenced by a variety of international, political and economic circumstances. In addition, weather and other unpredictable events may significantly affect fuel prices and supplies. Recently, damage caused by Hurricanes Katrina has interrupted fuel production and distribution in the United States, leading to high prices and shortages. These or other factors could result in higher fuel prices which, in turn, would increase our costs of doing business and lower our gross profit.
      Demand for some of our services is cyclical and vulnerable to industry and economic downturns, which could materially and adversely affect our business and results of operations. The demand for infrastructure services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. If the general level of economic activity deteriorates, our customers may delay or cancel expansions, upgrades, maintenance and repairs to their systems. A number of other factors, including the financial condition of the industry, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future. We are also dependent on the amount of work that our customers outsource. During downturns in the economy, our customers may determine to outsource less work resulting in decreased demand for our services. Furthermore, the historical trend toward outsourcing of infrastructure services may not continue as we expect. In addition, consolidation, competition or capital constraints in the electric power industry may result in reduced spending by, or the loss of, one or more of our customers. These fluctuations in demand for our services could materially and adversely affect our business and results of operations, particularly during economic downturns. Economic downturns may also adversely affect the pricing of our services.
      Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price. Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to achieve and maintain adequate internal controls, our business and operating results could be harmed. We are also beginning to evaluate how to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on that assessment beginning with our Annual Report on Form 10-K for the year ending June 30, 2007. During the course of this documentation and testing, we may identify significant deficiencies or material weaknesses that we may be unable to remedy before the requisite deadline for those reports. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information and the trading price of our stock could drop significantly.
      To be successful, we need to attract and retain qualified personnel, and any inability to do so would adversely affect our business. Our ability to provide high-quality services on a timely basis requires an adequate supply of skilled electricians, linemen and managers. Accordingly, our ability to increase our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. Many companies in our industry are currently experiencing shortages of qualified personnel, and we may not be able to maintain an adequate skilled labor force necessary to operate efficiently. Our labor expenses may also increase as a result of a shortage in the supply of skilled personnel, or we may have to curtail our planned internal growth as a result of labor shortages. We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions. If we are unable to hire and retain qualified personnel in the future, there could be a material adverse effect on our business, operating results or financial condition.
      We are dependent on our senior management and other key personnel, the loss of which could have a material adverse effect on our business. Our operations, including our customer relationships, are dependent on the continued efforts of our senior management and other key personnel including, in particular, our chief executive officer, J. Eric Pike. Although we have entered into or intend to enter into employment agreements with our chief executive officer and certain other key employees, we cannot be certain that any individual will continue in such capacity for any particular period of time. We do not maintain key person life insurance policies on any of our employees. The loss of any member of our senior management or other key personnel, or the inability to hire and retain qualified management and other key personnel, could have a material adverse effect on our business, financial condition and results of operations.
      Our industry is highly competitive and we may be unable to compete effectively, retain our customers or win new customers, which could result in reduced profitability and loss of market share. We face intense competition from subsidiaries or divisions of five national companies, approximately eight regional companies and numerous small, owner-operated private companies. We also face competition from the in-house service organizations of our existing or prospective customers, some of which employ personnel who perform some of the same types of services we provide. We compete primarily on the basis of our reputation and relationships with customers, safety and execution record, geographic presence and the breadth of service offerings, pricing and the availability of qualified personnel. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their services at lower rates than we can provide. Many of our current and potential competitors, especially our competitors with national scope, also may have significantly greater financial, technical and marketing resources than we do. In addition, our competitors may succeed in developing the expertise, experience and resources to compete successfully and in marketing and selling new services better than we can. Furthermore, our existing or prospective customers may not continue to outsource services in the future or we may not be able to retain our existing customers or win new customers. The loss of existing customers to our competitors or the failure to win new customers could materially and adversely affect our results of operations, margins and cash flow.
      We may be unsuccessful at acquiring companies or at integrating companies that we may acquire, and as a result, we may not achieve the expected benefits and our profitability could materially suffer. One of our growth strategies is to consider acquisitions of additional electrical distribution and transmission services providers, both within and outside of our current service territory, when attractive opportunities arise. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. We may not be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks, including failure of the acquired business to achieve expected results, diversion of management’s attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to obtain the necessary acquisition financing or we may have to increase our indebtedness in order to finance an acquisition. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could adversely affect the market price of our stock. Our future business, results of operations and financial condition could suffer if we fail to implement successfully our acquisition strategy.
      We have a substantial amount of indebtedness incurred under a senior credit facility, which may restrict our business and operations, adversely affect our cash flow, and restrict our future access to sufficient funding to finance desired growth. As of June 30, 2005, we had outstanding indebtedness of approximately $419.5 million and had availability of $35.4 million under the $70.0 million revolving portion of our senior credit facility (after giving effect to outstanding standby letters of credit of approximately $23.1 million). After giving effect to our initial public offering and prepayment of approximately $122.0 million in debt in August 2005, we estimate that our debt service will be approximately $16.4 million for the fiscal year ended June 30, 2006, consisting solely of interest payments. After giving effect to our existing interest rate swap and cap agreements, a hypothetical change in the interest rate of 100 basis points on our indebtedness as of June 30, 2005 would have changed annual cash interest expense by approximately $2.5 million.
      Having this substantial amount of indebtedness (i) makes us more vulnerable to adverse changes in general economic, industry and competitive conditions, (ii) limits our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy or other purposes and (iii) places us at a disadvantage compared to our competitors who have less debt. Furthermore, our interest expense could increase if interest rates rise because our debt under our senior credit facility bears interest at floating rates. We dedicate a substantial portion of our cash flow to pay principal and interest on our debt. If we do not have sufficient earnings to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, which we may not be able to do on commercially reasonable terms or at all.
      All of our total indebtedness consists of a senior credit facility with a group of financial institutions secured by substantially all of our assets. The terms of the credit facility include customary events of default and covenants that limit us from taking certain actions without obtaining the consent of the lenders. In addition, our credit facility requires us to maintain certain financial ratios and restricts our ability to incur additional indebtedness. These restrictions and covenants limit our ability to respond to changing business and economic conditions and may prevent us from engaging in transactions that might otherwise be considered beneficial to us, including strategic acquisitions.
      A breach of our senior credit facility, including any inability to comply with the required financial ratios, could result in a default under that credit facility. In the event of any default under our credit facility, the lenders thereunder would be entitled to accelerate the repayment of amounts outstanding, plus accrued and unpaid interest. Moreover, these lenders would have the option to terminate any obligation to make further extensions of credit under our credit facility. In the event of a default under our credit facility, the lenders thereunder could also proceed to foreclose against the assets securing such obligations. In the event of a foreclosure on all or substantially all of our assets, we may not be able to continue to operate as a going concern.
      During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations. We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, consequential damages or injunctive or declaratory relief. In addition, pursuant to our service arrangements, we generally indemnify our customers for claims related to the services we provide thereunder. Furthermore, our services are integral to the operation and performance of the electric distribution and transmission infrastructure. As a result, we may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause for such failures. In addition, we may incur civil and criminal liabilities to the extent that our services contributed to any property damage or blackout. With respect to such lawsuits, claims, proceedings and indemnities, we have and will accrue reserves in accordance with generally accepted accounting principles. In the event that such actions or indemnities are ultimately resolved unfavorably at amounts exceeding our accrued reserves, or at material amounts, the outcome could materially and adversely affect our reputation, business and results of operations. In addition, payments of significant amounts, even if reserved, could adversely affect our liquidity position.
      Our failure to comply with, or the imposition of liability under, environmental laws and regulations could result in significant costs. Our facilities and operations, including fueling and truck maintenance, repair, washing and final-stage manufacturing, are subject to various environmental laws and regulations relating principally to the use, storage and disposal of solid and hazardous wastes and the discharge of pollutants into the air, water and land. Violations of these requirements, or of any permits required for our operations, could result in significant fines or penalties. We are also subject to laws and regulations that can impose liability, sometimes without regard to fault, for investigating or cleaning up contamination, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Such liabilities may also be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire amount. The presence of environmental contamination could also interfere with ongoing operations or adversely affect our ability to sell or lease our properties. In addition, we perform work in wetlands and other environmentally sensitive areas, as well as in different types of underground environments. In the event we fail to obtain or comply with any permits required for such activities, or such activities cause any environmental damage, we could incur significant liability. We have incurred costs in connection with environmental compliance, remediation and/or monitoring, and we anticipate that we will continue to do so. Discovery of additional contamination for which we are responsible, the enactment of new laws and regulations, or changes in how existing requirements are enforced, could require us to incur additional costs for compliance or subject us to unexpected liabilities.
      The electric infrastructure servicing business is subject to seasonal variations, which may cause our operating results to vary significantly from period to period and could cause the market price of our stock to fall. Due to the fact that a significant portion of our business is performed outdoors, our results of operations are subject to seasonal variations. These seasonal variations affect our core activities of maintaining, upgrading and extending electrical distribution powerlines and not only our storm restoration services. Generally, during the winter months, demand for new work and maintenance services may be lower due to reduced construction activity during inclement weather, while demand for electrical service and repairs may be higher due to damage caused by such weather conditions. As a result, operating results may vary significantly from period to period. If our operating results fall below the public’s or analysts’ expectations in some future period or periods, the market price of our common stock will likely fall in such period or periods.
      We will incur increased costs as a result of being a public company. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the SEC and the New York Stock Exchange, have imposed substantial requirements on public companies, including requiring changes in corporate governance practices and requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.
      Our results of operations could be adversely affected as a result of goodwill impairments. When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 which provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. As a result of our acquisition of Red Simpson in July 2004, we recorded $88.8 million of goodwill. Future impairments, if any, will be recognized as operating expenses.
      The market price of our stock may be influenced by many factors, some of which are beyond our control. These factors include the various risks described in this section as well as the following:

•	the failure of securities analysts to continue to cover our common stock after our initial public offering or changes in financial estimates by analysts;

•	announcements by us or our competitors of significant contracts, acquisitions or capital commitments;

•	changes in market valuation or earnings of our competitors;

•	variations in quarterly operating results;

•	availability of capital;

•	general economic conditions;

•	terrorist acts;

•	legislation;

•	future sales of our common stock; and

•	investor perception of us and the electric utility industry.
      Additionally, factors that do not specifically relate to our company may also materially reduce the market price of our common stock, regardless of our operating performance.
      Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
      Upon the consummation of our initial public offering on August 1, 2005, there were 31,832,864 shares of our common stock outstanding. Of this amount, the 15,525,000 shares of common stock sold in our initial public offering are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.
      Certain stockholders are subject to the lock-up agreements restricting selling or otherwise disposing any shares until at least January 28, 2006. After the lock-up period, certain stockholders will be able to sell their shares in the public market from time to time without registering them, subject to certain limitations on the timing, amount and method of those sales imposed by regulations promulgated by the SEC. Lindsay Goldberg & Bessemer, our principal stockholder and certain of its affiliates, will also have the right to cause us to register the sale of shares of common stock beneficially owned by them. In addition, certain stockholders have the right to include shares of common stock beneficially owned by them in certain future registration statements relating to our securities. If any of these stockholders, were to sell a large number of their shares, the market price of our common stock could decline significantly. In addition, the perception in the public markets that sales by them might occur could also adversely affect the market price of our common stock.
      Also, in the future, we may issue our securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding common stock.
      A significant stockholder controls the direction of our business. The concentrated ownership of our common stock will prevent you and other stockholders from influencing significant corporate decisions. Lindsay Goldberg & Bessemer and its affiliates own 41.2% of the outstanding shares of our common stock representing 41.2% of the total voting power of our voting stock. Further, management and its affiliates, excluding Lindsay Goldberg & Bessemer and its affiliates, own 10.7% of the outstanding shares of our common stock, which represents 10.7% of the total voting power of our voting stock.
      As a result, Lindsay Goldberg & Bessemer and its affiliate have the ability to effectively control all matters requiring stockholder approval, including the nomination and election of directors, the determination of our corporate and management policies and the determination of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
      The interests of Lindsay Goldberg & Bessemer, or entities controlled by it, may not coincide with the interests of the other holders of our common stock. In addition, stockholders will not be able to prevent Lindsay Goldberg & Bessemer, or entities controlled by it, from selling shares, including all of the shares of our common stock it holds. For example, Lindsay Goldberg & Bessemer, or entities controlled by it, could cause us to make acquisitions that increase the amount of our indebtedness or outstanding shares of common stock or sell revenue-generating assets. Lindsay Goldberg & Bessemer or entities controlled by it may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Lindsay Goldberg & Bessemer, or entities controlled by it, continue to own a substantial number of shares of common stock, Lindsay Goldberg & Bessemer, or entities controlled by it, will effectively control all our corporate decisions.
      Anti-takeover provisions of our charter and bylaws may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that stockholders might consider favorable. The anti-takeover provisions of Delaware law create various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Additionally, provisions of our charter and bylaws could deter, delay or prevent a third-party from acquiring us, even if doing so would benefit our stockholders. These provisions include:

•	the authority of the board to issue preferred stock with terms as the board may determine;

•	the absence of cumulative voting in the election of directors;

•	limitations on who may call special meetings of stockholders; and

•	advance notice requirements for stockholder proposals.

ITEM 2.	PROPERTIES
      Our headquarters are located in Mount Airy, North Carolina. As of June 30, 2005, we owned 17 facilities and leased 89 properties throughout the United States. Most of our properties are used as offices or for fleet operations. We have pledged our owned properties as collateral under our credit facility. We continuously review our property needs and, as a result, may consolidate or eliminate certain facilities in the future. However, no specific future eliminations or consolidations have been identified. We believe that our facilities are adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS
      We are currently in the process of a DOL audit of redemptions of our common stock under our 401(k) plan. The DOL is currently evaluating whether we redeemed common stock under our 401(k) plan for less than fair market value from 1999 to 2002. We believe we have a strong basis for our position. We believe that any DOL assessment against us will not have a material adverse effect on our results of operations, cash flows or financial condition.
      We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate would be expected to have a material adverse effect on our results of operations, cash flow or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      There were no matters submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended June 30, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
      Our stock began trading on the New York Stock Exchange (NYSE) under the symbol “PEC” on July 27, 2005. Accordingly, there was no market activity to report for the two fiscal years ended June 30, 2005 and 2004. As of September 22, 2005, there were 87 record holders of our common stock.
Dividends
      We currently intend to retain our future earnings, if any, to finance the growth, development and expansion of our business. Accordingly, we do not intend to declare or pay any cash dividends on our common stock in the forseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, the income tax laws then in effect and the requirements of Delaware law. In addition, our revolving credit facility includes limitations on the payment of cash dividends without the consent of the lenders.
Recent Sales of Unregistered Securities
      The following information relates to all securities issued or sold by our predecessor, Pike Holdings, Inc., during the fiscal year ended June 30, 2005, and not registered under the Securities Act. Each of the transactions described below was conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2), on the basis that such transactions did not involve a public offering, and on Rule 701 promulgated under Section 3(b), which relates to exemptions for offers and sales of securities pursuant to certain compensatory benefit plans. There were no underwriters employed in connection with any of the transactions set forth in this Item 5.
      On July 1, 2004, in connection with the Red Simpson, Inc. acquisition, we issued and sold an aggregate of 11,206,574 shares of our common stock at a per share price of $6.51 for an aggregate purchase price of $73.0 million to (1) management personnel of Red Simpson, Inc. (307,037 shares), (2) the Joe B./ Anne A. Pike Irrevocable Generation Skipping Trust (115,143 shares) and (3) LGB Pike II LLC (10,784,394 shares). The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2), on the basis that such transactions did not involve a public offering, no general solicitation or advertising was used in connection with the offering and the purchasers either received or had access to adequate information about us in order to make informed investment decisions.
      On October 21, 2004, we issued options to senior management to purchase up to an aggregate total of 1,503,487 shares of our common stock including 1,052,419 shares pursuant to our 2002 Stock Option Plan A, and 451,068 shares pursuant to our 2002 Stock Option Plan B. The exercise price per share was $6.51. No consideration was paid to us by any recipient of any of the foregoing options for the grant of such options. As of June 30, 2005, none of the options has been exercised. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Rule 701 promulgated under Section 3(b), which relates to exemptions for offers and sales of securities pursuant to certain compensatory benefit plans.
      On December 10, 2004, we canceled options to purchase an aggregate 1,185,981 shares granted under the 2002 Stock Option Plan A. We paid option holders $8.35 less the respective exercise price of $3.80 or $6.51 for each canceled share for an aggregate purchase price of $4.2 million.
      On January 31, 2005, we issued an aggregate total of 598,519 shares of our common stock to 60 participant directors, executive officers and employees under our 2005 Employee Stock Purchase Plan. The price per share was $8.35 for an aggregate purchase price of $5.0 million. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Rule 701 promulgated under Section 3(b), which relates to exemptions for offers and sales of securities pursuant to certain compensatory benefit plans.
      We reincorporated in Delaware on July 1, 2005. To effect the reincorporation, Pike Holdings, Inc. (the predecessor to Pike Electric Corporation) merged with and into Pike Electric Corporation, a newly created wholly owned subsidiary which was formed in Delaware for the sole purpose of effecting the reincorporation. As a result of the reincorporation, each outstanding share of common stock, no par value, of Pike Holdings, Inc. was converted into 14.76 shares of common stock, par value $0.001 per share, of Pike Electric Corporation. The transactions were conducted in reliance upon the available exemptions from the registration requirements of the Securities Act, including those contained in Section 4(2), on the basis that such transactions did not involve a public offering, no general solicitation or advertising was used in connection with the transactions and the stockholders either received or had access to adequate information about us in order to make informed investment decisions, and Rule 145(a)(2), which provides an exception for exchanges of securities in connection with a merger for the purpose of changing the domicile of a corporation.
Use of Proceeds
      On August 1, 2005, we completed an initial public offering of 10,000,000 shares of our common stock at a price of $14.00 per share. Our net proceeds from the initial public offering, after deducting the underwriting discount of $9.8 million and offering expenses of $4.2 million, were $126.0 million. Selling shareholders offered and sold a total of 5,525,000 shares of our common stock in the initial public offering at a price of $14.00 per share. Net proceeds to the selling shareholders, after deducting the underwriting discount of $5.4 million, were $71.9 million. The joint book-running managers for the initial public offering were Citigroup Global Markets Inc and J.P. Morgan Securities Inc. Payments of expenses were to persons other than our directors or officers (or their associates), persons owning 10% or more of our common stock, or our affiliates. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-124117), which was declared effective by the SEC on July 26, 2005.
      The net offering proceeds to us were used in August 2005 to repay approximately $122.0 million of debt under our senior credit facility and to pay $4.0 million in connection with the termination of the management advisory services agreement with an affiliate of Lindsay Goldberg & Bessemer. Lindsay Goldberg & Bessemer and its affiliates beneficially own 41.2% of our common stock.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA.
      The table on the following page sets forth selected consolidated financial data of Pike Electric Corporation for each of the years in the five-year period ended June 30, 2005. The selected consolidated financial data as of June 30, 2005 and 2004, and for each of the three years in the period ended June 30, 2005, were derived from the audited consolidated financial statements of Pike Electric Corporation included in this Annual Report on Form 10-K. The selected consolidated financial data as of June 30, 2003, 2002 and 2001, and for each of the years ended June 30, 2002 and 2001, were derived from audited consolidated financial statements of Pike Electric Corporation not included in this Annual Report on Form 10-K.

      The consolidated financial data should be read in conjunction with our Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

	Year Ended June 30,

	2001	2002	2003	2004	2005(9)

	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$287,305	$273,235	$297,514	$356,697	$679,197
Cost of operations(1)	241,199	225,280	247,204	300,313	585,354

Gross profit	46,106	47,955	50,310	56,384	93,843
General and administrative expenses(2)	14,881	14,176	16,783	18,812	47,867
Recapitalization expenses(3)	—	10,893	386	—	—
(Gain) loss on sale of property and equipment	(150)	(4)	539	265	585

Income from operations	31,375	22,890	32,602	37,307	45,391
Other expense (income):
Interest expense(4)	1,260	2,802	11,862	9,192	40,217
Other, net(5)	157	(267)	(46)	(19)	(109)

Total other expense	1,417	2,535	11,816	9,173	40,108
Income before income taxes from continuing operations	29,958	20,355	20,786	28,134	5,283
Income tax expense	11,208	9,519	8,335	11,276	8,469

Income (loss) from continuing operations	18,750	10,836	12,451	16,858	(3,186)
Income (loss) from discontinued operations, net of taxes(6)	383	(324)	(621)	(330)	—

Net income (loss)	$19,133	$10,512	$11,830	$16,528	$(3,186)

Decrease in redemption value of mandatorily redeemable preferred stock(7)	—	—	12,071	—	—

Net income (loss) available (attributable) to common stockholders	$19,133	$10,512	$23,901	$16,528	$(3,186)

Basic earnings from continuing operations per common share(8):
Weighted average basic common shares outstanding	68,432	59,633	24,437	24,437	27,709
Income (loss) from continuing operations	$0.27	$0.18	$0.51	$0.69	$(0.11)

Diluted earnings from continuing operations per common share(8):
Weighted average diluted common shares outstanding	68,432	59,633	24,437	24,437	27,709
Income (loss) from continuing operations	$0.27	$0.18	$0.51	$0.69	$(0.11)

	As of June 30,

	2001	2002	2003	2004	2005

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,578	$99	$3,637	$4,937	$3,106
Working capital	41,819	36,048	41,372	41,497	60,421
Property and equipment, net	176,371	174,500	171,488	190,600	281,842
Total assets	243,975	245,032	245,248	287,096	592,455
Total current liabilities	20,822	21,515	20,810	38,502	82,307
Total long-term liabilities	52,320	198,807	192,103	199,311	509,665
Mandatorily redeemable preferred stock	—	17,500	5,429	5,810	—
Total stockholders’ equity(10)	170,833	7,210	32,335	49,283	483

(1)	Cost of operations for the fiscal year ended June 30, 2005 include $21.1 million in deferred compensation charges related to our acquisition of Red Simpson in July 2004.

(2)	General and administrative expenses for the fiscal year ended June 30, 2005 include: (i) $4.2 million of compensation expense for common stock options repurchased from our management in connection with our 2004 recapitalization, (ii) $4.0 million charge for the termination of our management agreement with Lindsay Goldberg & Bessemer, and (iii) $2.6 million related to the purchase by members of Red Simpson’s management of restricted shares of common stock in connection with the acquisition of Red Simpson, due to the acceleration of deferred compensation benefits and the subsequent repurchase of a portion of that restricted stock in the 2004 recapitalization.

(3)	Recapitalization expenses represent costs incurred in connection with a recapitalization that we effected in 2002.

(4)	Interest expense primarily includes interest expense related to outstanding debt as well as (a) a $14.0 million charge in fiscal 2005 for the redemption of preferred stock and (b) the write-off of unamortized deferred loan costs of $5.6 million in fiscal year 2005, resulting from the prepayment of debt.

(5)	Other, net consists primarily of interest income.

(6)	Income (loss) from discontinued operations, net of taxes, represents losses from our industrial division, which ceased operations during the year ended June 30, 2004.

(7)	The $12.1 million decrease in the redemption value of our Series A preferred stock during fiscal 2003 occurred because we adjusted the carrying value of the Series A preferred stock to $5.4 million from its original carrying value of $17.5 million at issuance in accordance with the terms of the Series A preferred stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Year Ended June 30, 2004 Compared to Year Ended June 30, 2003.”

(8)	The per share amounts included in the selected consolidated financial data have been adjusted to give effect to the conversion of each of our common shares into 14.76 common shares in connection with our reincorporation in Delaware on July 1, 2005.

(9)	Amounts for the fiscal year ended June 30, 2005 include the results of operations of Red Simpson, which was acquired on July 1, 2004.

(10)	Total stockholders’ equity was effected in the fiscal year ended June 30, 2005 by our sale of common stock on July 1, 2004 of $71.0 million in connection with our acquisition of Red Simpson, which was offset by our recapitalization in December 2004, where we acquired on a pro-rata basis $123.3 million in common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in Item 8 “Financial Statements and Supplementary Data.” The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Business — Risk Factors.”
Overview
      We are one of the largest third-party providers in the United States of outsourced services for electric distribution and transmission companies. Our core activities consist of the maintenance, upgrade and extension of electric distribution and sub-500 kV transmission powerlines. Our customers include more than 150 electric utilities, cooperatives and municipalities across a contiguous 19-state region that stretches from Pennsylvania in the north to Florida in the southeast and to Texas in the southwest. On July 1, 2004, we acquired Red Simpson, Inc., which expanded our service territory and operating scale. For the fiscal year ended June 30, 2005, our revenues were $679.2 million.
Business Drivers and Measures
      Industry trends impact our results of operations. In operating our business and monitoring its performance, we also pay attention to a number of performance measures and operational factors. The statements in this section are based on our current expectations. These statements are forward-looking, and actual results may differ materially from our expectations. Please refer to “Business — Forward-Looking Statements” and “— Risk Factors” for more information on what may cause our actual results to differ.
      Industry Trends. Our performance is impacted by maintenance, upgrade and extension spending on distribution and transmission powerlines by our customers. Distribution and transmission spending is impacted by several important trends affecting our industry, including the following:

•	Growth in demand for electricity. Electricity demand is a direct driver of maintenance, upgrade and extension spending on the distribution and transmission infrastructure, and electricity demand has historically been a function of population growth and increases in electricity consumption. We believe that continued demand for our services will be driven in part by expected growth in electricity consumption and population in the southeastern and south central regions of the United States, which have grown at higher rates in recent years than the rest of the country.

•	Increased outsourcing of infrastructure services. There has been an increase in outsourcing of electrical infrastructure maintenance and system improvements by electric companies over the last decade as they have increasingly focused on their core competencies. We believe outsourcing enables electric companies to manage their labor costs more flexibly, improve the reliability of their systems and deploy their capital more efficiently, and we expect the outsourcing trend to continue.

•	Inadequacy of current electric infrastructure. The current electric infrastructure is increasingly viewed as inadequate, as more electricity is being transported over longer distances utilizing a system that was designed for limited power sharing among neighboring utilities. We expect spending on electrical transmission infrastructure to increase in order to cure historical underinvestment, and we expect this increase to drive further work for us.
      Operational Factors. Although we benefit from several industry trends, we are subject to various factors that can affect our results of operations. To mitigate these factors, we focus on elements of the business we can control, including excellent customer service, safety and employee development, cost control and return on invested capital. The operational factors that affect our business include the following:

•	When we add new customers and contracts, we generally experience an increase in start-up costs, including the costs of training and outfitting our crews and spending on equipment and vehicles, resulting in lower gross margins and higher capital expenditures at the beginning of a contract’s term. For example, we added approximately 500 employees to our operating crews during the fiscal year ended June 30, 2005, excluding the addition of employees from our acquisition of Red Simpson in July 2004. Once the crews and equipment are fully utilized, our margins generally increase over the life of the contract.

•	Industry-wide insurance costs for workmen’s compensation, medical and general liability have risen in the past several years and are expected to continue to rise at a rate faster than our revenues. We have implemented several safety initiatives designed to reduce incident rates and corresponding insurance costs as well as introduced an employee safety bonus in 2005 that has initially increased our costs.

•	There are a limited number of skilled workers that can perform our work, and during historic periods of increased demand, labor rates have tended to increase. We have been experiencing an improved economic cycle, and we are currently experiencing shortages of skilled personnel in certain markets. These shortages have caused our labor costs to increase, although we historically have been able to obtain increases when we renegotiate rates with our customers to offset these cost increases.

•	We expect an increase in our general and administrative expenses related to the cost of operating as a public company of $2.0 million to $3.0 million per year and additional implementation costs in fiscal 2007 relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 of $1.0 million to $2.0 million.

•	Fuel costs have risen in the past several years, with significant increases recently, and are expected to continue to rise at a rate faster than our revenues. We have a large fleet of vehicles and equipment that primarily use diesel fuel. We have implemented bulk purchasing in certain areas and may seek other alternatives to hedge fuel costs.
      Other Factors. Other factors that will affect our results of operations in future periods include the following:

•	In connection with our acquisition of Red Simpson, we allocated a portion of the purchase price to definite-lived intangible assets that will be amortized over their estimated lives of 3 to 30 years, which will result in an annual amortization charge of $4.9 million in fiscal 2006.

•	In connection with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123I, Share-Based Payment, as of July 1, 2005, we will be required to account for share-based payments, including grants of employee stock options, based on fair values, which means that we will begin to recognize compensation expenses in connection with employee stock options. We cannot precisely predict future expenses because they depend on employee stock options we may grant in the future. See “— Recent Accounting Pronouncements.”
Services
      We monitor our revenues by the two categories of services we provide: powerline and storm restoration. We use this breakdown because powerline services represent our ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs. Storm restoration revenues represent additional revenue opportunities that depend on weather conditions.
      Our powerline services are our core business because these services generate more stable revenues than storm restoration work. These powerline services have benefited from the industry trends described above. Although storm restoration services can generate significant revenues, their unpredictability is demonstrated by comparing our revenues from those services in the fiscal years ended June 30, 2005 and 2004. During August and September of 2004, we experienced the largest storm restoration activity in our history as four hurricanes hit Florida and the surrounding Gulf states, resulting in storm revenues of $149.2 million for the fiscal year ended June 30, 2005 compared to $43.0 million for the fiscal year ended June 30, 2004. We cannot accurately predict our future storm restoration revenues.
      The following table sets forth our revenues by category of service for the periods indicated:

	Year Ended June 30,

	2002		2003		2004		2005(1)

	(In millions, except percentages)
Powerline services	$266.2	97.4%	$250.9	84.3%	$313.7	87.9%	$530.0	78.0%
Storm restoration services	7.0	2.6	46.6	15.7	43.0	12.1	149.2	22.0

Total	$273.2	100.0%	$297.5	100.0%	$356.7	100.0%	$679.2	100.0%

(1)	Our revenues for the fiscal year ended June 30, 2005 reflect our acquisition of Red Simpson.
Integration of Red Simpson
      We acquired Red Simpson on July 1, 2004. As of June 30, 2005, we have incorporated the entire Red Simpson fleet into our tracking systems and rebranded all of the Red Simpson fleet with the “Pike” emblem. In addition, we completed the integration of Red Simpson’s crews to reporting their transactions through our financial systems. The integration costs for fiscal 2005 were approximately $4.7 million. We do not expect to incur significant additional integration costs in fiscal 2006.
Seasonality; Fluctuations of Results
      Our services are performed outdoors, causing our results of operations to be subject to seasonal variations due to weather conditions. These seasonal variations affect both our powerline and storm restoration services. Extended periods of rain affect the deployment of our powerline crews, particularly with respect to underground work. In April 2005, we experienced significant rainfall in many parts of our service territory. During the winter months, demand for powerline work is generally lower due to inclement weather, while demand for electrical repairs is generally higher due to damage caused by such weather conditions. In addition, demand for powerline work generally increases during the spring months due to improved weather conditions and is typically the highest during the summer due to better weather conditions. Demand for electrical repairs is generally higher during the fall months due to damage caused by weather conditions, such as hurricanes. In addition, our results of operations are subject to significant variations related to storm restoration services. Due to the unpredictable nature of storms, the level of our storm restoration revenues fluctuates from period to period. See “Business — Risk Factors.”
Basis of Reporting
      Revenues. We derive our revenues from one reportable segment through two service categories — powerline and storm restoration. Our core powerline services consist of the maintenance, upgrade and extension of electric distribution and transmission power lines and various ancillary services. Our storm restoration services involve the rapid deployment of our highly trained crews and related equipment to restore power on distribution and transmission systems during crisis situations, such as hurricanes or ice or wind storms.
      Over 90% of our services, including substantially all of our powerline and a majority of our storm restoration services, are provided under master service arrangements, or MSAs, which are based on a price per hour worked or a price per unit of service. Less than 5% of our annual revenues are from fixed-price agreements. In addition, we do not derive significant revenues from large-scale capital projects, which typically involve competitive bidding, fixed price agreements and substantial performance bond requirements. The mix of hourly and per unit revenues changes during periods of high storm restoration services, as these services are all billed on an hourly basis. We determine our revenue generated on an hourly basis based on actual labor and equipment time completed and on materials billed to our customers. Revenue based on hours worked is recognized as hours are completed. We recognize revenue on unit-based services as the units are completed.
      The terms of our MSAs are typically between one to three years for cooperatives and municipalities and three to five years for investor-owned utilities, with periodic pricing reviews. Our customers typically designate geographic regions for us to perform necessary services but are not required to use us exclusively and do not guarantee service volumes. Most of our customer arrangements, including MSAs, may be terminated by our customers on short notice. Initial contract awards usually are made on a competitive bid basis, but often are renewed on a negotiated basis. As a result of our track record of quality work and customer service, we estimate that a majority of our MSAs are renewed at or before the expiration of their terms.
      Cost of Operations. Our cost of operations consists primarily of compensation and benefits to employees, insurance, fuel, rental, operating and maintenance expenses relating to vehicles and equipment, materials and parts and supplies. Our cost of operations also includes depreciation, primarily relating to our vehicles and heavy equipment.
      General and Administrative Expenses. General and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and related benefits of management and administrative personnel, facilities expenses, management fees, professional fees and administrative overhead. We paid management fees under an agreement with an affiliate of Lindsay Goldberg & Bessemer for advisory services. We terminated this management advisory services agreement in connection with our initial public offering.
      Other Expense. Other expense primarily includes interest expense, recapitalization expenses and other nonoperating expenses. In addition to cash interest expense, interest expense includes amortization of deferred loan costs and mark-to-market gains and losses on interest rate derivatives. In addition, in fiscal 2004 and 2005, interest expense includes the changes in the redemption value of our Series A preferred stock and the write-off of unamortized deferred loan costs resulting from prepayments of debt. The recapitalization expenses consist of nonrecurring expenses relating to our 2004 recapitalization.
      Discontinued Operations. Discontinued operations include our operations associated with our industrial division, which ceased operations during the year ended June 30, 2004. Our industrial division primarily focused on installation of electrical wiring and the manufacture and installation of air conditioning units and ductwork in industrial and commercial properties. This business was not a material contributor to earnings, and we do not expect to incur any material costs or liabilities related to these operations in the future.
Critical Accounting Policies and Estimates
      The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses reported. We believe our uses of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness on a consistent basis. Actual results may differ materially from these estimates. We believe the following to be our most important accounting policies, including those that use significant judgments and estimates in the preparation of our consolidated financial statements.
      Revenue Recognition. Revenues from service arrangements are recognized when services are performed. Over 90% of our services are provided under master service arrangements, which are based on a price per hour worked or a price per unit of service. We recognize revenue from hourly services based on actual labor and equipment time completed and on materials billed to our customers. We recognize revenue on unit-based services as the units are completed, and the price for each unit is determined under the service arrangement. For unit-based services, any estimated loss is recognized when the actual costs to complete each unit exceed original estimates. Costs typically include both direct labor and material costs and indirect costs related to performance, such as indirect labor, supplies, tools, repairs and depreciation costs. We immediately recognize the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenue to be received from such units. For each of the periods presented, we did not have a material amount of loss accruals.
      Work completed and not billed represents service revenues earned under hourly and unit service arrangements and recognized in the period performed but not billed until a subsequent period and work performed under certain unit service arrangements and not yet billed to customers in accordance with specific contract terms regarding the timing of billing.
      Accounts Receivable. Historically, due to the high credit quality of our customers, we have not incurred material bad debts. We evaluate the collectibility of our trade accounts receivable based on analysis of specific customers, historical experience and current economic trends. Accounts are written off after all means of collection, including legal action, are exhausted. In some instances, a portion of the total revenues billed under the customer arrangement are held by the customer as a “retainage” until the job is complete, and we record these amounts as accounts receivable.
      Impairment of Long-Lived Assets. We review our long-lived assets for impairment when events or changes in business conditions indicate the carrying value of the assets may not be recoverable, as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment of assets classified as “held and used” exists if the sum of the undiscounted estimated cash flows expected is less than the carrying value of the assets. If this measurement indicates a possible impairment, we compare the estimated fair value of the asset to the net book value to measure the impairment charge, if any. If the criteria for classifying an asset as “held for sale” have been met, we record the asset at the lower of carrying value or fair value, less selling costs.
      Valuation of Goodwill and Other Intangible Assets. In accordance with SFAS 141, Business Combinations, we identify and value intangible assets that we acquire in business combinations, such as customer arrangements, customer relationships and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. For customers with whom we have an existing relationship prior to the date of the transaction, we utilize assumptions that a marketplace participant would consider in estimating the fair value of customer relationships that an acquired entity had with our pre-existing customers in accordance with EITF 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.
      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test our goodwill and indefinite-lived intangibles for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We generally complete our annual analysis of our reporting unit on the first day of our fourth fiscal quarter. We apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in our income from operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

      Our management makes certain estimates and assumptions in order to determine the fair value of net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. When necessary, we engage third-party specialists to assist us with our valuations. The valuations employ a combination of present value techniques to measure fair value, corroborated by comparisons to estimated market multiples. These valuations are based on a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model.
      We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $147.0 million at June 30, 2005. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base or material negative changes in our relationships with material customers.
      Insurance and Claim Accruals. In the ordinary course of our business, we are subject to workers’ compensation, vehicle, general liability and health insurance claims. We maintain insurance for individual workers’ compensation and vehicle and general liability claims exceeding $1,000,000 for claims subsequent to October 1, 2004 and $500,000 for claims prior to October 1, 2004. We also maintain insurance for health insurance claims exceeding $225,000 per person on an annual basis. We determine the amount of our loss reserves and loss adjustment expenses based on third-party actuarial analyses prepared semi-annually that use both company-specific and industry data, as well as general economic information. Our estimates for insurance loss exposures require us to monitor and evaluate our insurance claims throughout their life cycles. Using this data and our assumptions about the emerging trends, we estimate the size of ultimate claims. Our most significant assumptions in forming our estimates include the trend in loss costs, the expected consistency with prior year claims of the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. We also monitor the reasonableness of the judgments made in the prior year’s estimates and adjust current year assumptions based on that analysis. See Note 2 to our audited consolidated financial statements.
      While the final outcome of claims may vary from estimates due to the type and severity of the injury, costs of medical claims and uncertainties surrounding the litigation process, we believe that none of these items, when finally resolved, will have a material adverse effect on our financial condition or liquidity. However, should a number of these items occur in the same period, it could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
      Stock-Based Compensation. Prior to July 1, 2005, we accounted for employee stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, which require us to recognize compensation expense for the excess of the fair value of the stock at the grant date over the exercise price, if any. No stock-based employee compensation expense resulting from the granting of stock options has been recorded in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The share, exercise price and fair value information below have been adjusted to give effect to the conversion of each of our common shares into 14.76 common shares in connection with our reincorporation in Delaware on July 1, 2005.

      Given the lack of an active public market for our common stock prior to our initial public offering, we determined the fair value for our common stock as well as for options to acquire shares of our common stock using the market approach. Information on stock option grants is as follows:

	Number of	Exercise	Fair Value of	Intrinsic
Grant Date	Options Granted	Price	Common Stock	Value(1)

April 18, 2002	2,565,819	$3.80	$3.80	—
April 18, 2003	253,400	$3.80	$3.80	—
October 21, 2004	1,503,483	$6.51	$6.51	—

(1)	Intrinsic value reflects the amount by which the value of the shares as of the grant date exceeds the exercise price of the options.
      Members of our board of directors possessing the requisite experience in stock valuation estimated the fair value of common stock underlying the options granted at the time of each grant date noted above. The determinations of fair value were primarily based on a market approach, under which we compare ourselves to a peer group and develop an estimated value for our common stock based principally on consummated transactions that were negotiated with third parties, as well as on estimates of revenues, earnings and enterprise values.
      Employee Stock Purchase Plan. In January 2005, we sold common stock to various members of management and other employees through our Employee Stock Purchase Plan. See Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The fair value was determined to be $8.35 per share based upon application of the market approach. The increase in value was primarily due to the increase in operating results from the significant storm revenue for the six months ended December 31, 2004 and significant debt prepayments using the cash generated by that storm work. In addition, the positive operating results from the recent acquisition of Red Simpson contributed to the increase in value. In May 2005, we received a third-party valuation as of January 2005, which confirmed a value substantially similar to the value at which the common stock was sold in January 2005. Our board of directors has historically used consummated transactions, combined with their knowledge of the value of other similar companies, as principal indicators of the value of our common stock. Members of our board of directors possessing the requisite experience in stock valuation estimated the fair value of our common stock sold in January 2005. Our board of directors did not obtain a third-party valuation in January 2005 because we completed our 2004 recapitalization in January 2005, and, therefore, our board of directors decided to use the same equity valuation used in that recapitalization. We decided to obtain the additional valuation (which was completed in May 2005 but valued our company as of January 2005) due to our progress in our initial public offering process at a value that would be greater than the value of our common stock originally determined by our board of directors. The third-party valuation used a combination of three approaches to arrive at the fair value of our stock. The first approach, a guideline company market approach, relies upon using the stock prices of publicly traded companies to develop valuation multiples. In the second method, the guideline transaction method, purchase prices paid in the acquisition of guideline companies are used to develop an indication of value through the development of relationships between the purchase price paid and a financial measure of the company, usually revenue, earnings, or a measure of cash flow such as EBITDA, which was used in our valuation. The final method used was a discounted future cash flow model, under which our future cash flows were projected and then discounted to present value. In determining the price that shares of our common stock were sold for in our initial public offering, we, the selling stockholders and the representatives of the underwriters considered a number of factors, including valuations of generally comparable publicly traded companies, the history and prospects for the industry in which we compete, the capital structure of our company and the general condition of the securities markets, and of the initial public offering market in particular, at the time of this offering. We believe that the differences in value between our third-party valuation as of January 2005 and our initial offering price in July 2005 principally resulted from the continued positive operational developments between January and the end of June 2005 and the higher multiples that would apply to our financial measures as a public company. Our January

2005 valuation used an Adjusted EBITDA multiple of approximately 6.0 times. In determining the price that shares of our common stock were sold for in our initial public offering, we estimated that the comparable multiple for public companies would generally range from 7.0 to 11.0 times.
Other Events
      Red Simpson Acquisition. On July 1, 2004, we acquired all of the outstanding stock of Red Simpson. The total cash purchase price was $193.9 million, net of cash acquired. We also assumed existing net liabilities in the amount of $17.2 million. We financed the acquisition through the issuance of $71.0 million in new common equity to some of our existing stockholders and $122.9 million of new indebtedness under our senior credit facility, which we refinanced in connection with the transaction. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. See Note 3 to our audited condensed consolidated financial statements for additional information regarding the allocation of the purchase price we paid for Red Simpson.
      2004 Recapitalization. In December 2004, we undertook a recapitalization in which we borrowed an additional $150.0 million under our existing senior credit facility, which we used as follows: (i) $123.3 million to repurchase shares of our common stock in December 2004; (ii) $4.2 million to repurchase employee options to purchase 1,185,981 shares of common stock in December 2004; and (iii) $20.0 million to redeem all of the outstanding shares of our Series A preferred stock in January 2005. In connection with the repurchased stock options, we incurred compensation expense of $4.2 million during the fiscal year ended June 30, 2005. In addition, we incurred a charge of approximately $14.0 million in the fiscal year ended June 30, 2005 related to the redemption of the Series A preferred stock. The 2004 recapitalization did not affect the percentage of outstanding shares of common stock owned by any of our existing shareholders. We negotiated the redemption value of the Series A preferred stock with the Series A preferred stockholders in an arms’-length transaction. This transaction allowed us to simplify our capital structure and eliminate the effect on future earnings from annual adjustments to the redemption value of the preferred stock. The preferred stock agreement provided for increases in the redemption value based on our future performance plus a 7% accretion. The original valuation of the preferred stock was $17.5 million, as determined by a third party. Based on that original valuation and the potential negative impact on net income due to annual adjustments to the redemption value, we determined that the $20 million redemption value was fair and reasonable.
      Employee Stock Purchase Plan. In January 2005, we adopted an employee stock purchase plan. Pursuant to this plan, we sold approximately $5.0 million of common stock to various employees and members of management as described above.
      Deferred Compensation in Connection with Our Acquisition of Red Simpson. In connection with our acquisition of Red Simpson, we have entered into certain transactions involving employee compensation expenses that have impacted and, in some cases, will continue to impact our results of operations.
      Prior to our acquisition of Red Simpson, certain Red Simpson supervisors and managers were entitled to payments of deferred compensation. In connection with our acquisition of Red Simpson, we agreed to pay $26.0 million in base deferred compensation, which was fully vested, as part of the purchase price over two years. In addition, we agreed to pay $29.1 million in bonus deferred compensation, which originally vested over four years if the employees continued their employment with us. However, we recently amended the agreements regarding deferred compensation so that if any employee is not employed by us on a payment date for certain reasons, as described in the amendments, the employee no longer forfeits the unpaid deferred compensation. Instead, the employee will receive the payment plus accrued interest in 2020. Prior to the amendment, we would have recognized the deferred compensation expense as earned over a four-year period. As a result of these amendments, we recorded a one-time compensation expense of approximately $18.0 million in the fourth quarter of the fiscal year ended June 30, 2005. This amount reflects the accrual of the present value of the portion of deferred compensation not already paid or accrued as of May 2005.

      For the fiscal year ended June 30, 2005, we recognized a total of $23.5 million in deferred compensation expense comprised of $18.0 million as a result of amending the agreements to eliminate forfeitures and $5.5 million related to the vesting of the bonus deferred compensation prior to the amendments in May 2005. Going forward, as a result of the amendments, we will no longer record an expense for deferred compensation. We will recognize interest expense over the next four years related to the accretion of this liability from its present value of $23.0 million to its face value of $24.0 million.
      The following table sets forth the activity in the deferred compensation liability account for the base and bonus deferred compensation for the fiscal year ended June 30, 2005:

		Bonus
	Base Deferred	Deferred
	Compensation	Compensation	Total

	(In millions)
Amounts payable in connection with the acquisition of Red Simpson	$26.0	$29.1	$55.1
Payments	(18.7)	(4.4)	(23.1)
Forfeitures	—	(0.7)	(0.7)

Face value at June 30, 2005	$7.3	$24.0	$31.3

      The following table sets forth the total amount of base and bonus deferred compensation remaining to be paid in cash for each of the four fiscal years ended June 30, 2009, based upon the recent amendment.

		Bonus
	Base Deferred	Deferred
	Compensation	Compensation	Total

	(In millions)
2006	$7.4	$5.0	12.4
2007	—	7.2	7.2
2008	—	6.3	6.3
2009	—	5.4	5.4

Total	$7.4	$23.9	$31.3

      In connection with our acquisition of Red Simpson, we also agreed to permit two members of Red Simpson’s management to accelerate an aggregate of $3.3 million of deferred compensation and to apply the proceeds to acquire shares of our restricted common stock that we valued at $2.0 million. In connection with this transaction, we recognized compensation expense of $1.3 million in the fiscal year ended June 30, 2005 equal to the excess of the deferred compensation amount over the fair value of the stock acquired by those persons.
      Internal Control Over Financial Reporting at Red Simpson. In connection with the audit of Red Simpson’s financial statements for the year ended December 31, 2003, in March 2004, Grant Thornton, Red Simpson’s independent registered public accounting firm, reported to Red Simpson’s management a “significant deficiency” and a “material weakness” in Red Simpson’s internal control over financial reporting. Under the current standards of the Public Company Accounting Oversight Board, a “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “material weakness” in internal control is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      The material weakness reported by Grant Thornton was the difficulty that Red Simpson’s management experienced in applying accounting principles and recording journal entries, as well as preparing its financial statements and financial disclosures related to its annual report. Specifically, management experienced difficulty in providing accurate, timely and sufficient disclosure and/or documentation of the following: accrued insurance claim liabilities, amortization of goodwill and intangible assets, deferred compensation liability, income tax accruals and financial statement footnote disclosure. As a result, Red Simpson recorded numerous prior period and current year adjustments to properly state current year activity and balances. Grant Thornton recommended that greater emphasis be placed on reviewing and assessing the issues that may arise in connection with applicable accounting and financial reporting.
      While we used Red Simpson’s accounting system through June 30, 2005, we increasingly recorded transactions from the Red Simpson business on our own systems, and we completed the transition of Red Simpson’s accounting into our systems as of June 30, 2005. In addition, Pike personnel assumed direct responsibility for recording accrued insurance claim liabilities, amortization of intangible assets, deferred compensation liabilities and income tax accruals relating to the Red Simpson business, as well as for preparing financial statement footnote disclosures.
      IPO Grants. Upon consummation of our initial public offering, we granted restricted stock and stock options to certain members of our management. The value of these grants will be calculated in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. The Company is in the process of determining the value of these grants in accordance with SFAS No. 123R.
Results of Operations
      The following table sets forth selected statement of operations data as percentages of revenues for the periods indicated:
Pike Electric Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended June 30,

	2003	2004	2005

Revenues:
Powerline services	84.3%	87.9%	78.0%
Storm restoration services	15.7	12.1	22.0

Total	100.0%	100.0%	100.0%

Cost of operations	83.1	84.2	86.2
Gross profit	16.9	15.8	13.8
General and administrative expenses	5.6	5.3	7.0
Other operating expense, net	0.3	—	0.1

Income from operations	11.0%	10.5%	6.7%

Other expense:
Interest expense, net	4.0	2.6	5.9
Other nonoperating (gain) expense, net	—	—	—

Income tax expense	2.8	3.2	1.3

Income (loss) from continuing operations	4.2	4.7	(0.5)

Loss from discontinued operations, net of taxes	(0.2)	(0.1)	—

Net (loss) income	4.0%	4.6%	(0.5)%

Year Ended June 30, 2005 Compared to Year Ended June 30, 2004
      Revenues. Revenues increased $322.5 million to $679.2 million for the fiscal year ended June 30, 2005 from $356.7 million for the fiscal year ended June 30, 2004. This increase was primarily attributable to the acquisition of Red Simpson in July 2004, the highest annual storm revenues in our history and, to a lesser extent, organic growth. Red Simpson contributed $223.8 million of incremental revenue while Pike accounted for the remaining $98.7 million of the increase.
      Our powerline services revenue increased $216.2 million, or 68.9%, to $529.9 million in the fiscal year ended June 30, 2005 from $313.7 million in the fiscal year ended June 30, 2004. The Red Simpson acquisition accounted for approximately $185.1 million of this increase while Pike accounted for the remaining $31.1 million of growth. Excluding the Red Simpson acquisition, total powerline man-hours increased, due primarily to an increased workload from our existing customers, while revenue per man-hour increased slightly.
      Additionally, storm restoration revenues increased $106.3 million to $149.3 million for the fiscal year ended June 30, 2005 from $43.0 million for the fiscal year ended June 30, 2004. This increase in storm restoration revenue included $38.7 million in storm restoration revenue from Red Simpson and $67.6 million of additional storm restoration revenue from Pike, excluding Red Simpson. The increase was primarily the result of the largest storm restoration event in our history when four hurricanes affected Florida and the surrounding Gulf states during August and September of 2004.
      Gross Profit. Gross profit increased $37.4 million to $93.8 million for the fiscal year ended June 30, 2005 from $56.4 million for the fiscal year ended June 30, 2004, primarily due to the increase in revenues described above and partially offset by a $21.1 million charge related to the cost of operations portion of the deferred compensation charge related to our acquisition of Red Simpson. Gross profit as a percentage of revenues decreased to 13.8% in the fiscal year ended June 30, 2005 from 15.8% in the fiscal year ended June 30, 2004. This decrease in gross profit was primarily attributable to the charge of $21.1 million related to deferred compensation from the Red Simpson acquisition. Excluding this charge, gross margins would have increased to 16.9%. The increase is primarily the result of higher-margin storm restoration revenues of 22.0% of total revenues in the fiscal year ended June 30, 2005 from 12.1% of total revenues in the fiscal year ended June 30, 2004.
      General and Administrative Expenses. General and administrative expenses increased $29.1 million to $47.9 million for the fiscal year ended June 30, 2005 from $18.8 million for the fiscal year ended June 30, 2004. This increase was primarily attributable to: (i) a $4.0 million charge for termination of our management agreement with Lindsay Goldberg & Bessemer, (ii) a $4.2 million compensation expense for common stock options repurchased from our management in connection with our 2004 recapitalization and (iv) a compensation charge of $2.6 million related to the purchase by members of Red Simpson’s management of restricted shares of common stock in connection with the acquisition of Red Simpson, due to the acceleration of deferred compensation benefits and the subsequent repurchase of a portion of that restricted stock in the 2004 recapitalization. The remaining increase in general and administrative expenses of $18.3 million was primarily due to increased administrative costs related to our acquisition of Red Simpson and the increase in revenues in the fiscal year ended June 30, 2005 as compared to the fiscal year ended June 30, 2004.
      Other Expense. Other expense increased $30.9 million to $40.1 million for the fiscal year ended June 30, 2005 from $9.2 million for the fiscal year ended June 30, 2004. All of this increase was due to increased interest expense. The increase in interest expense was primarily due to: (i) a $14.0 million charge to interest expense resulting from the redemption of our Series A preferred stock at a redemption price greater than its carrying value, (ii) a write-off of $5.6 million in deferred loan costs in connection with the refinancing of our then-existing credit facility in July 2004, (iii) a $10.2 million increase in interest expense primarily as a result of increased borrowings related to the acquisition of Red Simpson and the 2004 recapitalization, (iv) a $0.3 million increase in the amortization of deferred loan costs compared to the prior period and (v) a $1.0 million decrease in the mark-to-market gains on interest rate derivatives.

      Income Tax Expense. Income tax expense decreased $2.8 million to $8.5 million for the fiscal year ended June 30, 2005 from $11.3 million for the fiscal year ended June 30, 2004 primarily as a result of a decrease of $22.8 million in income before income taxes to $5.3 million for the fiscal year ended June 30, 2005 from $28.1 million for fiscal year ended June 30, 2004. The difference in the effective tax rates for the two periods of 40.1% and 160.3% for the fiscal years ended June 30, 2004 and 2005, respectively, results primarily from the $14.0 million charge to interest expense resulting from the redemption of the Series A preferred stock in fiscal 2005, which is not deductible for income tax purposes.
      Discontinued Operations. Our industrial division ceased operations in fiscal year 2004 and did not record any expenses attributable to discontinued operations in fiscal year 2005. In the fiscal year ending June 30, 2004, we recognized a loss, net of taxes, of $0.3 million for discontinued operations.
      Net Income (Loss). As a result of the factors discussed above, net income decreased $19.7 million to a loss of ($3.2) million for the fiscal year ended June 30, 2005 from net income of $16.5 million for the fiscal year ended June 30, 2004.

Year Ended June 30, 2004 Compared to Year Ended June 30, 2003
      Revenues. Revenues increased $59.2 million, or 19.9%, to $356.7 million for the year ended June 30, 2004 from $297.5 million for the year ended June 30, 2003. This increase was attributable to growth in our powerline services. Powerline revenues increased $62.8 million, or 25.0%, to $313.6 million in fiscal 2004 from $250.9 million in fiscal 2003. Total powerline man-hours increased, due primarily to an increased workload from our existing customers, while revenue per man-hour remained nearly identical. The results for fiscal 2004 also include nine months of revenues from a small service provider in Tennessee, which we acquired on September 26, 2003. This acquisition accounted for $6.5 million of the increase in powerline revenues. Slightly offsetting this increase in the powerline services was a decrease in storm restoration revenues to $43.0 million in fiscal 2004 from $46.6 million in fiscal 2003.
      Gross Profit. Gross profit increased $6.1 million, or 12.1%, to $56.4 million for the year ended June 30, 2004 from $50.3 million for the year ended June 30, 2003, primarily due to the increase in revenues described above. As a percentage of revenues, gross profit decreased to 15.8% in fiscal year 2004 from 16.9% in fiscal year 2003. This decrease in gross margin was attributable in part to a decrease in revenues from storm restoration services as a percentage of total revenues to 12.1% in fiscal 2004 from 15.7% in fiscal year 2003. Other contributing factors included increases in equipment rental and tool expenses, which increased to 3.0% of revenues in fiscal 2004 from 0.7% of revenues in fiscal year 2003. This increase was due to start-up costs related to outfitting and training crews that were added as a result of new customers and contract additions with existing customers.
      General and Administrative Expenses. General and administrative expenses increased $2.0 million, or 12.1%, to $18.8 million for the year ended June 30, 2004 from $16.8 million for the year ended June 30, 2003. As a percentage of revenues, these expenses decreased to 5.3% in fiscal 2004 from 5.6% in fiscal 2003 due to revenue growth. The most significant factor in this increase was an increase of $1.4 million for additional administrative staff and other costs to support growth.
      Other Expense. Other expense decreased $2.6 million, or 22.4%, to $9.2 million for the year ended June 30, 2004 from $11.8 million for the year ended June 30, 2003. The decrease in expense was primarily due to interest rate derivatives related to our senior credit facility that resulted in a gain of $1.4 million in fiscal 2004 as compared to a loss of $1.5 million in fiscal 2003. This improvement is related to market changes and is not expected to recur.
      Income Tax Expense. Income tax expense increased $3.0 million, or 35.3%, to $11.3 million for the year ended June 30, 2004 from $8.3 million for the year ended June 30, 2003, primarily due to the increase in income before income taxes. The effective tax rate for both periods was 40.1%.
      Discontinued Operations. We recognized a loss, net of taxes, of $0.3 million for fiscal 2004 as compared to a loss, net of taxes, of $0.6 million for fiscal 2003 attributable to our industrial division, which ceased operations during the year ended June 30, 2004.

      Net Income. As a result of the factors discussed above, net income increased $4.7 million, or 39.7%, to $16.5 million for the year ended June 30, 2004 from $11.8 million for the year ended June 30, 2003.
      Net Income Available to Common Stockholders. Net income available to common stockholders for the year ended June 30, 2004 decreased to $16.5 million from $23.9 million from the year ended June 30, 2003. This decrease occurred primarily because net income available to common stockholders in fiscal 2003 was higher due to a $12.1 million decrease in the redemption value of our Series A preferred stock during that year. This decrease in the redemption value occurred because we adjusted the carrying value of the Series A preferred stock to $5.4 million from its original carrying value of $17.5 million at issuance in accordance with the terms of the Series A preferred stock.
Liquidity and Capital Resources
      Our primary cash needs have been for capital expenditures, working capital, payments under our senior credit facility, our acquisition of Red Simpson and the redemption of our Series A preferred stock. Our primary sources of cash have been borrowings under our senior credit facility, issuances of stock and cash flow from operations. As of June 30, 2005, our cash totaled $3.1 million and we had $35.4 million available under the $70.0 million revolving portion of our senior credit facility (after giving effect to outstanding standby letters of credit of approximately $23.1 million).
      We believe that our cash flow from operations, available cash and cash equivalents, and borrowings available under our senior credit facility will be adequate to meet our future liquidity needs through at least the year ended June 30, 2006. However, our ability to make scheduled payments of principal, to pay the interest on or refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, weather and other factors that are beyond our control.
      We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on the electric infrastructure, and the corresponding spending by our customers on electric service and repairs. We may experience seasonal working capital needs from approximately August through February in connection with our storm restoration services. The increased service activity causes an excess of customer billings over customer collections, leading to increased accounts receivable during those periods. In the past, we have utilized borrowings under the revolving portion of our senior credit facility to satisfy normal operating costs during these periods.
      We evaluate fluctuations in our accounts receivable by comparing revenue days outstanding between periods. Due to the seasonality of our business, we calculate revenue days outstanding as of the end of any period by utilizing the preceding three months of revenues to determine revenue per day. We then divide accounts receivable at the end of the period by revenue per day to calculate revenue days outstanding.
      For the years ended June 30, 2004 and 2005, our revenue days outstanding in billed accounts receivable were 28 and 36 days, respectively, and our revenue days outstanding in work completed not billed increased from 35 to 38 days. The increase in revenue days outstanding in billed accounts receivable increased as a result of increased revenues at the end of the quarter in fiscal 2005 compared to fiscal 2004 and slower payments by customers. The increase in work completed not billed is a result of the integration of Red Simpson crews at the end of fiscal year 2005 causing a delay in completed documentation for billing being sent to the corporate office.
      Although we have no specific current plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or sell additional equity to finance the purchase of those businesses.

Changes in Cash Flows: 2005 Compared to 2004

	Year Ended June 30,

	2004	2005

	(In millions)
Net cash provided by operating activities from continuing operations	$31.5	$53.2
Net cash used in investing activities from continuing operations	$(41.8)	$(241.5)
Net cash provided by financing activities from continuing operations	$10.0	$186.5
      Net cash provided by operating activities from continuing operations increased $21.7 million to $53.2 million for the fiscal year ended June 30, 2005 from $31.5 million for the fiscal year ended June 30, 2004. For the fiscal year ended June 30, 2005, the net cash provided by operating activities primarily consisted of adjustments to net loss from depreciation of $32.6 million, amortization related to intangible assets of $5.7 million, non-cash interest expense of $21.8 million and deferred income tax expense of $5.9 million, an increase of accounts payable and accrued expenses of $14.6 million, offset in part by an increase in accounts receivable and work completed not billed of $18.1 million and an increase in inventories of $6.1 million. The non-cash interest expense of $21.8 million is primarily due to the $14.0 million charge resulting from the redemption of the Series A preferred stock and $7.9 million in amortization of deferred loan costs. For the fiscal year ended June 30, 2004, net cash provided by operating activities primarily consisted of income from continuing operations of $16.9 million, depreciation expense of $19.5 million and deferred income tax expense of $5.6 million, an increase in accounts payable and accrued expenses of $5.1 million, offset in part by an increase in accounts receivable and work completed not billed of $20.5 million.
      Net cash used in investing activities from continuing operations in the fiscal year ended June 30, 2005 consisted primarily of $193.9 million for the acquisition of Red Simpson and $50.0 million for capital expenditures. Net cash used in investing activities in the fiscal year ended June 30, 2004 consisted primarily of capital expenditures of $35.7 million and an acquisition of $7.0 million. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.
      Net cash provided by financing activities from continuing operations in the fiscal year ended June 30, 2005 primarily reflected cash borrowings and the proceeds of a stock placement to finance the Red Simpson acquisition and our 2004 recapitalization. In connection with the Red Simpson acquisition, we borrowed $300.0 million under our senior credit facility. We funded the Red Simpson acquisition with $71.0 million from a stock placement and $122.9 million from borrowings under our senior credit facility. Of the remaining $177.1 million of borrowings, we used $150.0 million to refinance then-existing indebtedness, $16.9 million to pre-fund the first payment under our deferred compensation obligations and the balance to pay transaction fees and expenses. The 2004 recapitalization was financed with a $150.0 million term loan issued under our senior credit facility, which was used to repurchase $127.5 million in shares of common stock and options ($123.3 million of which was paid in cash to the holders of common stock and $4.2 million of which was used to repurchase options) and to pay the redemption price of our Series A preferred stock of $20.0 million. We incurred approximately $12.3 million in deferred loan costs in 2005 in connection with obtaining this indebtedness. Net cash used in financing activities in the fiscal year ended June 30, 2004 reflects the borrowing of $13.0 million under the revolving portion of our senior credit facility and a $3.0 million repayment of debt.

Changes in Cash Flows: 2004 Compared to 2003

	Year Ended June 30,

	2004	2003

	(In millions)
Net cash provided by operating activities from continuing operations	$31.5	$33.9
Net cash used in investing activities from continuing operations	$(41.8)	$(15.1)
Net cash provided by (used in) financing activities from continuing operations	$10.0	$(14.3)

      Net cash provided by operating activities from continuing operations decreased $2.4 million to $31.5 million for the year ended June 30, 2004 from $33.9 million for the year ended June 30, 2003. For the year ended June 30, 2004, net cash provided by operating activities primarily consisted of income from continuing operations of $16.9 million, depreciation expense of $19.5 million, deferred income tax expense of $5.6 million and an increase in accounts payable and other liabilities of $5.1 million, offset in part by an increase in accounts receivable and work completed not billed of $20.5 million. For the year ended June 30, 2003, the net cash provided by operating activities primarily consisted of income from continuing operations of $12.5 million, depreciation expense of $17.6 million and deferred income tax expense of $3.3 million, offset in part by a decrease in insurance and claim accruals of $3.3 million.
      Net cash used in investing activities from continuing operations was $41.8 million for the year ended June 30, 2004 and $15.1 million for the year ended June 30, 2003. Net cash used in investing activities in 2004 consisted primarily of capital expenditures of $35.7 million for purchases of vehicles and equipment and the acquisition of a small service provider in Tennessee for $7.0 million. Net cash used in investing activities in 2003 consisted primarily of capital expenditures of $21.2 million consisting of purchases of vehicles and equipment partially offset by proceeds from the sale of property and equipment of $6.1 million consisting of sales of specialty vehicles and equipment retired from our fleet.
      Net cash provided by (used in) financing activities of continuing operations was $10.0 million for fiscal 2004 and $(14.3) million for fiscal 2003. Net cash provided by financing activities in 2004 reflected borrowings of $13.0 million under the revolving portion of our senior credit facility offset in part by principal payments on long-term debt of $3.0 million related to our senior credit facility. Net cash used in financing activities in 2003 primarily reflected payments of long-term debt of $15.0 million relating to our senior credit facility.

Capital Expenditures
      We routinely invest in vehicles, equipment and technology. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. Our capital expenditures in the fiscal year ended June 30, 2005 were $50.0 million. As of June 30, 2005, we had outstanding commitments for capital expenditures of $10.3 million. We expect capital expenditures to range from $40.0 million to $60.0 million for the year ended June 30, 2006, which could vary depending on the addition of new customers or increased work on existing customer relationships. We intend to fund those expenditures primarily from operating cash flow.

Senior Credit Facility
      On July 1, 2004, in connection with our acquisition of Red Simpson, we refinanced our senior credit facility. On December 10, 2004, in connection with our 2004 recapitalization, we amended our senior credit facility to permit the recapitalization and obtain additional liquidity and operating flexibility. As of June 30, 2005, we had $408.0 million of term loan and $11.5 million of revolver indebtedness outstanding under our senior credit facility. As of June 30, 2005, our borrowing availability under the revolving portion of our senior credit facility was $35.4 million (after giving effect to $23.1 million of outstanding standby letters of credit). The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.
      Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. Under the credit agreement, we are permitted to incur maximum capital expenditures of $60.0 million in each of the fiscal years ending June 30, 2005, 2006 and 2007 and $70.0 million in any fiscal year thereafter, subject to a one year carry-forward of 50% of the unused amount from the previous fiscal year. In addition, the credit agreement provides that we are required to meet the following financial covenants, which are tested quarterly:

•	a minimum cash interest coverage ratio, based upon the ratio of consolidated EBITDA to consolidated cash interest expense, of at least 3.50 to 1.00; and

•	a maximum leverage ratio, based upon the ratio of consolidated funded debt to consolidated EBITDA, of 4.75 to 1.00 through the quarter ending March 31, 2006, and declining ratios thereafter.
      We repaid approximately $122.0 million of term loans outstanding under our senior credit facility from the proceeds from our initial public offering in August 2005.

Preferred Stock
      In January 2005, in connection with the 2004 recapitalization, we redeemed all outstanding shares of Series A preferred stock for $20 per share for an aggregate amount of $20.0 million. See “— Other Events — 2004 Recapitalization.”
Contractual Obligations and Other Commitments
      As of June 30, 2005, our contractual obligations and other commitments were as follows:

	Payments Due by Period

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

	(In millions)
Long-term debt obligations(1)	$408.0	$—	$2.5	$3.0	$402.5
Revolving Credit Facility(2)	11.5	—	—	11.5	—
Interest payment obligations(3)	169.8	23.2	49.3	49.9	47.4
Operating lease obligations	6.1	1.4	2.1	1.6	1.0
Purchase obligations(4)	10.3	10.3	—	—	—
Deferred compensation(5)	31.3	12.4	18.9	—	—
Employment agreements	0.6	0.6	—	—	—

Total	$637.6	$47.9	$72.8	$66.0	$450.9

(1)	Includes only obligations to pay principal not interest expense.

(2)	Includes only obligation to pay principal not interest expense related to the Revolving portion of our Senior Credit Facility. Although we are contractually required to pay this amount by 2010, we expect to pay the balance in fiscal 2006.

(3)	Represents estimated interest payments to be made on our variable rate debt. All interest payments assume that principal payments are made as originally scheduled. Interest rates utilized to determine interest payments for variable rate debt are based upon our estimate of future interest rates. Interest payment obligations for the periods shown above, after giving effect to the reduction in interest expense due to the use of proceeds of our initial public offering in August 2005 to repay a portion of our senior credit facility, would be $16.4 million, $34.9 million, $35.2 million and $28.4 million, respectively, for a total of $114.9 million.

(4)	Consists of obligations to purchase trucks and other equipment.

(5)	For a description of the deferred compensation obligation, see “— Other Events — Deferred Compensation in Connection with Our Acquisition of Red Simpson.”

Off-Balance Sheet Arrangements
      Other than letters of credit issued under the $70.0 million revolving portion of our senior credit facility and our obligations under the surety and performance bonds described below, we do not have any other transactions, obligations or relationships that could be considered material off-balance sheet arrangements.
      As of June 30, 2005, we had $23.1 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes.
      In the ordinary course of business, we occasionally are required by our customers to post surety or performance bonds in connection with services that we provide to them. These bonds have face amounts ranging from $48,000 to $5.4 million. As of June 30, 2005, we have approximately $33.7 million in surety bonds outstanding. In addition, we have provided collateral in the form of a letter of credit to sureties in the amount of $3.0 million, which is included in the total letters of credit outstanding above.
Recent Accounting Pronouncements
      In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of financial instruments that represent obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.
      We adopted SFAS No. 150, effective July 1, 2003. Upon the adoption of SFAS No. 150, we reclassified our Series A preferred stock, with a carrying value of $5.4 million as of July 1, 2003 ($5.8 million as of June 30, 2004), as a long-term liability on our consolidated balance sheet because it is redeemable on a fixed and determinable date, April 18, 2022. Changes in the redemption value related to the Series A preferred stock, which previously had been recorded after net income as a charge in determining net income available to common stockholders, are reflected in interest expense in the consolidated statement of income for the fiscal year ended June 30, 2004 and amounted to $0.4 million for the 2004 fiscal year and $14.2 million for the fiscal year ended June 30, 2005. In accordance with SFAS No. 150, changes in the redemption value the Series A preferred stock recorded prior to July 1, 2003 have not been reclassified to interest expense. Prior to the adoption of SFAS No. 150, accretion on the Series A preferred stock was accounted for as a direct reduction to stockholders’ equity, and the Series A preferred stock was presented between liabilities and stockholders’ equity on our consolidated balance sheet.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which, after the Securities and Exchange Commission (“SEC”) amended the compliance dates on April 15, 2005, will be effective for the Company’s fiscal year beginning July 1, 2005. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.
      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      The Company is currently evaluating SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The Company currently plans to adopt SFAS No. 123(R) using the modified prospective method. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method may have a significant impact on our result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on assumptions used in the fair value model as well as the levels of share-based payments granted in the future. The effect on the Company’s results of operations of expensing stock options using the Black-Scholes method is presented in the disclosure of pro forma net income and earnings per share in Note 2 of the consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), no amount of operating cash flows have been recognized in prior periods for such excess tax deductions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      As of June 30, 2005, all of the outstanding debt under our senior credit facility was subject to floating interest rate risk. In January 2005, we entered into an interest rate swap agreement covering $50.0 million of our indebtedness and an interest rate cap agreement covering $45.0 million of our indebtedness, each with a term of two years, to manage a portion of our interest rate risk. For further information on these agreements, see Note 8 to our audited consolidated financial statements. Even after giving effect to these agreements, we are exposed to risks due to fluctuations in the market value of these agreements and changes in interest rates with respect to the portion of our senior credit facility that is not covered by these agreements. Based on our outstanding debt as of June 30, 2005, a hypothetical change in the interest rate of 100 basis points would have changed annual cash interest expense by approximately $3.7 million (or, after giving effect to our prepayment of debt in August 2005 of $122.0 million, $2.5 million).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Pike Electric Corporation and Subsidiaries
      We have audited the accompanying consolidated balance sheets of Pike Electric Corporation, formerly Pike Holdings, Inc., and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ending June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pike Electric Corporation and subsidiaries at June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
September 13, 2005
Greensboro, North Carolina

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,

	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,106	$4,937
Accounts receivable, net	60,690	29,297
Work completed not billed	64,568	35,801
Inventories	7,321	6,162
Prepaid expenses and other	11,205	1,167
Deferred income taxes	4,838	2,635

Total current assets	151,728	79,999
Property and equipment, net	281,842	190,600
Goodwill	91,826	3,000
Other intangibles, net	55,128	—
Deferred loan costs, net	9,879	5,583
Other assets	2,052	7,914

Total assets	$592,455	$287,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,574	$4,741
Accrued compensation	24,586	15,865
Accrued expenses and other	9,257	2,909
Current portion of deferred compensation	12,202	100
Current portion of insurance claim accruals	4,938	1,887
Current portion of long-term debt	250	—
Revolving credit facility	11,500	13,000

Total current liabilities	82,307	38,502
Long-term debt, net of current portion	407,750	137,000
Insurance and claim accruals, net of current portion	13,484	5,614
Deferred compensation, net of current portion	16,904	4,197
Deferred income taxes	71,467	43,980
Mandatorily redeemable preferred stock	—	5,810
Other liabilities	60	2,710
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share; 100,000 authorized shares; 21,484 and 24,437 shares issued and outstanding at June 30, 2005 and 2004, respectively	6,415	1,656
Additional paid-in capital	105	928
Unearned compensation	(879)	—
(Accumulated deficit) retained earnings	(5,158)	46,699

Total stockholders’ equity	483	49,283

Total liabilities and stockholders’ equity	$592,455	$287,096

The accompanying notes are an integral part of these consolidated financial statements

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,

	2005	2004	2003

	(In thousands, except
	per share amounts)
Revenues	$679,197	$356,697	$297,514
Cost of operations	585,354	300,313	247,204

Gross profit	93,843	56,384	50,310
General and administrative expenses	47,867	18,812	16,783
Recapitalization expenses	—	—	386
Loss on sale of property and equipment	585	265	539

Income from operations	45,391	37,307	32,602
Other expense (income):
Interest expense	40,217	9,192	11,862
Other, net	(109)	(19)	(46)

Total other expense	40,108	9,173	11,816
Income before income taxes from continuing operations	5,283	28,134	20,786
Income tax expense	8,469	11,276	8,335

Income (loss) from continuing operations	(3,186)	16,858	12,451
Loss from discontinued operations, net of taxes	—	(330)	(621)

Net (loss) income	(3,186)	16,528	11,830
Decrease in redemption value of mandatorily redeemable preferred stock	—	—	12,071

Net (loss) income available to common stockholders	$(3,186)	$16,528	$23,901

Basic and diluted earnings (loss) per share available to common stockholders:
(Loss) income from continuing operations available to common stockholders	$(0.11)	$0.69	$1.00
Loss from discontinued operations, net	—	(0.01)	(0.02)

Net (loss) income available to common stockholders	$(0.11)	$0.68	$0.98

Weighted average basic and diluted common shares outstanding	27,709	24,437	24,437

The accompanying notes are an integral part of these consolidated financial statements

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Retained
	Common		Additional	Unearned	Earnings
	Stock	Common	Paid-In	Stock	(Accumulated)
	Shares	Stock	Capital	Compensation	Deficit	Total

	(In thousands)
Balance June 30, 2002	24,437	$1,656	$88	—	$5,466	$7,210
Net income for year	—	—	—	—	23,901	23,901
Equity compensation expense	—	—	420	—	—	420
Final settlement of recapitalization	—	—	—	—	804	804

Balance June 30, 2003	24,437	1,656	508	—	30,171	32,335
Net income for year	—	—	—	—	16,528	16,528
Equity compensation expense	—	—	420	—	—	420

Balance June 30, 2004	24,437	$1,656	$928	$—	$46,699	$49,283
Net loss for year	—	—	—	—	(3,186)	(3,186)
Proceeds from the sale of common stock	11,498	76,000	—	—	—	76,000
Purchase of common stock	(14,758)	(73,241)	(1,138)	—	(48,905)	(123,284)
Issuance of restricted stock	307	2,000	—	(2,000)	—	—
Equity compensation expense	—	—	315	1,121	234	1,670

Balance June 30, 2005	21,484	$6,415	$105	$(879)	$(5,158)	$483

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
(Loss) income from continuing operations	$(3,186)	$16,858	$12,451
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation	32,604	19,457	17,625
Recapitalization expense	—	—	386
Amortization	5,682	—	—
Non-cash interest expense	21,787	922	2,927
Deferred income taxes	5,945	5,570	3,256
Unrealized (gain) loss on investments	—	(465)	55
Loss on sale of property and equipment	585	265	540
Equity compensation expense	1,670	420	420
Changes in assets and liabilities arising from continuing operations:
Accounts receivable and work completed not billed	(18,091)	(20,488)	(2,139)
Inventories, prepaids and other	(6,059)	2,132	1,334
Other assets	671	313	(1,175)
Insurance and claim accruals	(3,201)	1,401	(3,284)
Recapitalization expense	—	—	(386)
Accounts payable and other	14,590	5,075	1,868
Deferred compensation	158	—	—

Net cash provided by operating activities from continuing operations	53,155	31,460	33,878

Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(49,988)	(35,678)	(21,227)
Business acquisitions, net of cash acquired	(193,928)	(6,994)	—
Proceeds from sale of property and equipment	2,397	901	6,096

Net cash used in investing activities from continuing operations	(241,519)	(41,771)	(15,131)

Cash flows from financing activities from continuing operations:
Principal payments on long-term debt	(179,000)	(3,000)	(15,000)
Proceeds from long-term debt	450,000	—	—
Proceeds (payments) from revolving credit facility, net	(1,500)	13,000	—
Redemption of mandatorily redeemable preferred stock	(20,000)	—	—
Repurchase of common stock	(123,284)	—	—
Proceeds from sale of common stock	76,000	—	804
Deferred loan costs	(12,254)	—	(47)
Stock issuance costs	(3,429)	—	—
Other	—	(15)	(15)

Net cash provided by (used in) financing activities from continuing operations	186,533	9,985	(14,258)

Net cash provided by (used in) discontinued operations	—	1,626	(951)

Net increase (decrease) in cash and cash equivalents	(1,831)	1,300	3,538
Cash and cash equivalents beginning of year	4,937	3,637	99

Cash and cash equivalents end of year	$3,106	$4,937	$3,637

The accompanying notes are an integral part of these consolidated financial statements

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2003, 2004 and 2005
(in thousands, except per share amounts)

1.	Organization and Business

Organization
      The consolidated financial statements of Pike Electric Corporation and subsidiaries include the accounts of Pike Holdings, Inc., which was merged with and into Pike Electric Corporation to effect the reincorporation as discussed below (the “Company”), and its wholly owned subsidiaries, Pike Electric, Inc. (“Pike Electric”), Pike Equipment and Supply Company and Red Simpson, LLC, formerly Red Simpson, Inc. (“Red Simpson”), which was acquired on July 1, 2004, see Note 3.
      On July 1, 2005, the Company reincorporated in Delaware by merging Pike Holdings, Inc., a North Carolina corporation, with and into a newly-created wholly-owned subsidiary, Pike Electric Corporation, which was formed in Delaware for the sole purpose of effecting the reincorporation. Each share of Pike Holdings, Inc. common stock was converted to 14.76 shares of Pike Electric Corporation common stock with a par value of $0.001 per share. Pike Electric Corporation has 100,000 authorized shares. All common stock and per share amounts for all periods presented in the accompanying financial statements have been restated to reflect the effect of this conversion as a result of the reincorporation.
      On August 1, 2005, the Company completed its initial public offering (“IPO”) of 10,000 shares of common stock, receiving approximately $121,950 in net proceeds after deducting underwriting discounts, commissions, offering expenses and the fee for the termination of the management agreement with Goldberg Lindsay & Co. LLC. All of the net proceeds were used to repay long-term debt.

Business
      The Company is headquartered in Mount Airy, North Carolina and operates in one reportable segment as a provider of outsourced electric distribution and transmission services. The Company’s customers include more than 150 electric utilities, cooperatives and municipalities across a contiguous 19-state region that stretches from Pennsylvania in the north to Florida in the southeast and to Texas in the southwest. The Company’s core services consist of the maintenance, upgrade and extension of electric distribution and sub-500 kV transmission power lines. Additionally, the Company provides storm restoration services and a variety of ancillary services. The Company does not have any operations or assets outside the United States.
      The Company monitors revenues by two categories of services: powerline and storm restoration. The Company uses this breakdown because powerline services represent its ongoing service revenues, most of which are generated by its customers’ recurring maintenance needs. Storm restoration revenues represent additional revenue opportunities that depend on weather conditions.
      The following table sets forth the Company’s revenues by category of service for the periods indicated:

	For the Year Ended June 30,

	2005		2004		2003

Powerline services	$529,924	78.0%	$313,705	87.9%	$250,944	84.3%
Storm restoration services	149,273	22.0	42,992	12.1	46,570	15.7

Total	$679,197	100.0%	$356,697	100.0%	$297,514	100.0%

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation.

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
      The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Investments
      The Company accounts for investments in equity securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each balance sheet date.
      In accordance with SFAS No. 115, the Company has designated certain of its marketable securities as trading securities. Trading securities are held for resale in anticipation of short-term market movements. Under SFAS No. 115, marketable securities classified as trading securities are stated at the quoted market prices at each balance sheet date. Gains and losses (realized and unrealized) related to trading securities as well as interest on such securities are included as financial income or expenses, as appropriate.

Revenue Recognition
      Revenues from service arrangements are recognized when services are performed. The Company generates substantially all of its revenues from service arrangements based on a price per hour worked or a price per unit of service. Revenue on hourly based services is determined based on actual labor and equipment time completed and for materials billed to customers. Revenue on unit-based services is recognized as the units are completed, and the price for each unit is determined under the service arrangement. For unit-based services any estimated loss is recognized when the actual costs to complete each unit exceed original estimates. Costs typically include all direct labor and material costs and those indirect costs related to performance, such as indirect labor, supplies, tools, repairs and depreciation costs. The Company immediately recognizes the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenue to be received from such units. As of each of the periods presented, the Company did not have a material amount of loss accruals.
      Work completed and not billed represents revenues earned on hourly service arrangements and recognized in the period performed but not billed until a subsequent period and work performed on certain unit-based service arrangements and not yet billed to customers in accordance with specific contract terms regarding the timing of billing.

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable
      All trade accounts receivable are due from customers located within the United States. Historically, due to the high credit quality of its customers, the Company has not incurred material bad debts. The Company’s evaluation of the collectibility of its trade accounts receivable is based on analysis of specific customers, historical experience and current economic trends. Accounts are written off after all means of collection, including legal action, are exhausted. The Company recorded bad debt expense of $175 for the fiscal year ended June 30, 2005 and did not record any bad debt expense for the fiscal year ended June 30, 2004. The Company established an allowance for doubtful accounts of approximately $236 in the fiscal year ended June 30, 2005. In some instances, a portion of the total revenues billed under the customer arrangement are held by the customer as a “retainage” until the job is complete.

Inventories
      Inventories consist of machine parts, supplies, small tools and other materials used in the ordinary course of business and are stated at the lower of average cost or market.

Property and Equipment
      Property and equipment is stated at cost. Depreciation is calculated using cost, reduced by its estimated salvage value, using the straight-line method over the estimated useful lives. Expenditures for repairs and maintenance are expensed as incurred.
      The Company reviews its long-lived assets for impairment when events or changes in business conditions indicate the carrying value of the asset may not be recoverable, as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment on assets classified as “held and used” is evaluated when the sum of the undiscounted estimated cash flows expected is less than the carrying value of the assets. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to the net book value to measure the impairment charge, if any. When the criteria for classifying assets as “held for sale” has been met, the assets are recorded at the lower of carrying value or fair value, less selling costs.

Valuation of Goodwill and Intangible Assets
      As a result of the Company’s acquisition of Red Simpson, the Company acquired certain intangible assets including customer arrangements, customer relationships and non-compete agreements totaling $60,810, which are being amortized over their estimated useful lives ranging from 3 to 30 years, see Note 3. In accordance with SFAS No. 141, Business Combinations, the Company identifies and values, separate from goodwill, intangible assets, such as customer arrangements, customer relationships, and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which it could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. For customers with whom the Company has an existing relationship prior to the date of the transaction, the Company utilizes assumptions that a marketplace participant would consider to estimate the fair value of customer relationships that an acquired entity had with pre-existing customers of the Company in accordance with EITF 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.
      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill and indefinite lived intangible assets for impairment at least annually, or more frequently if events or circumstances exist which indicate impairment may exist. Examples of such events or circumstances may

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
include a significant change in business climate or a loss of significant customers, among others. The Company generally completes its annual analysis of the reporting unit on the first day of its fourth fiscal quarter. A two-step fair value-based test is applied to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in income from operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.
      The Company makes certain estimates and assumptions in order to determine the fair value of net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment and the projections may vary from cash flows eventually realized. When necessary, the Company utilizes third-party specialists in the preparation of valuations. The valuations employ a combination of present value techniques to measure fair value, corroborated by comparisons to estimated market multiples. These valuations are based on a discount rate determined by management to be consistent with industry discount rates and the risks inherent in their current business model.

Insurance and Claim Accruals
      The Company is subject to workers’ compensation, vehicle and general liability, and health insurance claims. To mitigate a portion of these risks, the Company maintains insurance for individual workers’ compensation, vehicle and general liability claims exceeding $1,000, and health insurance claims of $225 per person on an annual basis. The amount of loss reserves and loss adjustment expense is determined using an actuary, which evaluates open claims and estimates the ongoing development exposure. The most significant assumptions used in the loss reserve process is the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process and adjusts current year assumptions based on the hindsight analysis.
      For the years ended June 30, 2005, 2004 and 2003, insurance and claims expense included in cost of operations was $51,587, $29,718 and $24,291, respectively.

Stock-Based Compensation
      In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require more prominent disclosure in the summary of significant accounting policies about the method of accounting for the effects of an entity’s accounting policy with respect to stock-based employee stock compensation and the effect of the method used on reported net income results.
      The Company has elected to continue to account for stock options granted to employees using the intrinsic value method as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(“APB 25”), and thus recognizes no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The pro forma information regarding net income (loss) as required by SFAS No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.
      The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the years ended June 30, 2005 and 2003. No options were issued were in fiscal 2004.

	Years Ended June 30,

	2005	2003

Dividend yield	—	—
Risk-free interest rate	3.75%	5.02%
Volatility	0.45	0.45
Expected life	6 years	6 years
      For purposes of disclosures pursuant to SFAS No. 123, as amended by SFAS No. 148, the estimated fair value of the options is amortized to expense over the options’ vesting period using the straight line method. The following table illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Years Ended June 30,

	2005	2004	2003

Net income (loss) available to common stockholders, as reported	$(3,186)	$16,528	$23,901
Add: Stock-based employee compensation expense included in reported net income (loss), net of related income tax effects	2,985	420	420
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income tax effects	(1,880)	(1,010)	(1,010)

Pro forma net income (loss) available to common stockholders	$(2,081)	$15,938	$23,311

Net income (loss) available to common stockholders per share — basic and diluted, as reported	$(0.11)	$0.68	$0.98

Net income (loss) available to common stockholders per share — basic and diluted, pro forma	$(0.08)	$0.65	$0.95

Earnings Per Share
      Basic earnings per common share available to common stockholders is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised and has been computed after giving consideration to the weighted average dilutive effect of the Company’s stock options, if any, using the treasury stock method.

Deferred Loan Costs
      Deferred loan costs are being amortized over the term of the related debt using the effective interest method. Accumulated amortization amounted to approximately $2,358 and $3,507 at June 30, 2005 and 2004, respectively. Amortization expense was $7,940, $1,965 and $1,401 for the years ended June 30, 2005, 2004 and 2003. The amortization expense for the year ending June 30, 2005 of $7,940 includes

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $5,583 of unamortized loan costs written-off related to loans repaid in connection with the new credit agreement obtained on July 1, 2004. See Note 8.

Income Taxes
      The liability method is used in accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for operating income and tax credit carryforwards and for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

Mandatorily Redeemable Preferred Stock
      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.
      Effective July 1, 2003, the Company adopted SFAS No. 150. Upon the adoption of SFAS No. 150, the Company’s mandatorily redeemable preferred stock (“Preferred Stock”) was classified to a long-term liability in the Company’s consolidated balance sheet as it is redeemable at a fixed and determinable date (April 18, 2022). Changes in the redemption value related to the Preferred Stock, which previously had been recorded below net income as a charge in determining net income available to common stockholders has been charged to interest expense in the accompanying consolidated statements of operations since adoption of this standard on July 1, 2003. In accordance with SFAS No. 150, changes in the redemption value of the Preferred Stock recorded prior to July 1, 2003 have not been reclassified to interest expense. Prior to the adoption of SFAS No. 150, changes in the redemption value of the Preferred Stock were accounted for as a direct reduction to stockholders’ equity, and the Preferred Stock was presented between liabilities and stockholders’ equity in the Company’s consolidated balance sheet. In January 2005, the Company redeemed the Preferred Stock, see Note 9.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which, after the Securities and Exchange Commission (“SEC”) amended the compliance dates on April 15, 2005, will be effective for the Company’s fiscal year beginning July 1, 2005. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company is currently evaluating SFAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The Company currently plans to adopt SFAS No. 123(R) using the modified prospective method. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on assumptions used in the fair value model as well as the levels of share-based payments granted in the future. The effect on the Company’s results of operations of expensing stock options using the Black-Scholes method is presented in the disclosure of pro forma net income and earnings per share in Note 2 of the consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), no amount of operating cash flows have been recognized in prior periods for such excess tax deductions.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in fiscal 2006. The Company is does not anticipate that the effect of this statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”), and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and the Company will adopt this Statement in the first quarter of 2006. The Company currently does not anticipate that the effects of the statement will materially affect its consolidated financial position or consolidated results of operations upon adoption.

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions
      On July 1, 2004, the Company acquired all of the outstanding stock of Red Simpson, an electric transmission and distribution services provider headquartered in Alexandria, Louisiana prior to the acquisition. Red Simpson’s service territory was contiguous with the Company’s. The acquisition diversified the Company’s customer base by providing several new customers. The total cash purchase price was approximately $193,928, net of cash acquired of approximately $2,173. The acquisition was financed through the issuance of approximately $71,000 in new common equity to certain of our existing stockholders and approximately $122,928 of new indebtedness under the Company’s secured bank credit agreement, which was refinanced in connection with the transaction, see Note 8. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations.
      The purchase price has been allocated to the fair value of assets acquired and liabilities assumed as follows:

Accounts receivable	$35,042
Work completed not billed	7,027
Other current assets	1,834
Property, plant & equipment	76,840
Goodwill	88,825
Identified intangible assets	60,810
Other non-current assets	1,383
Accounts payable and accrued expenses	(15,398)
Insurance payable	(14,121)
Deferred compensation	(28,948)
Deferred income taxes, net	(19,366)

Total net assets acquired	$193,928

Unaudited Pro Forma Financial Information
      The following table provides unaudited pro forma consolidated statement of operations data for the period from July 1, 2003 to June 30, 2004 as if the acquisition of Red Simpson had occurred as of July 1, 2003:

Unaudited
Pro Forma
for the Year
Ended
June 30, 2004

Revenues	$552,495
Income from continuing operations	22,067
Weighted average basic and diluted common shares outstanding	35,644
Basic and diluted net income from continuing operations per share	0.62
      The historical results of operations for the year ended June 30, 2004 have been adjusted to reflect the pro forma effects of the acquisition. The principal adjustments include (1) the effects on amortization expense (included in cost of operations and general and administrative expenses) resulting from establishing identified intangible assets and corresponding amortization; (2) the effect of depreciation expense as a result of a change in value of assets, useful lives and salvage values; (3) deferred compensation charges related to the acquisition; (4) additional interest expense related to additional debt

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
used to finance the acquisition; and (5) the additional common shares issued to finance the acquisition. The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the July 1, 2004 acquisition been made as of July 1, 2003, or of results that may occur in the future.
      On September 26, 2003, the Company completed the purchase of the assets of Eden Electric, Inc., an electrical contractor based in Springfield, Tennessee. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. The aggregate purchase price was $6,995 of which $3,000 was allocated to goodwill. The net assets acquired consisted primarily of equipment. The purchase price was paid in cash from existing cash balances. The pro forma results of operations taking into account this acquisition, as if it occurred and at the beginning of the period, are not materially different from the historical results presented.

4.	Recapitalization
      In December 2004, the Company underwent a recapitalization (the “2004 Recapitalization”) whereby it borrowed a new $150,000 term loan under its existing credit facility, $20,000 of which was used to redeem all of the outstanding shares of its Preferred Stock in January 2005, $123,300 of which was used to repurchase 14,758 shares of its common stock and $4,200 of which was used to repurchase options to purchase 1,186 shares of common stock. The repurchased stock options were from members of management and the Company incurred compensation expense of approximately $4,200 during the year ended June 30, 2005. In addition, a charge of approximately $14,000 was incurred in the year ended June 30, 2005 related to the redemption of the Preferred Stock, which is included in interest expense. The Company negotiated the redemption value of the Preferred Stock with the preferred stockholders in an arms’ length transaction. This transaction allowed the Company to simplify its capital structure and eliminate the effect on future earnings from annual adjustments to the redemption value of the preferred stock. The Preferred Stock agreement provided for increases in the redemption value based on the future performance of the Company plus a 7% accretion. The original valuation of the Preferred Stock was $17,500, as determined by the Company. Based on that original valuation and the potential negative impact on net income due to annual adjustments to the redemption value, the Company determined that the $20,000 negotiated redemption value was fair and reasonable.

5.	Property and Equipment
      Property and equipment is comprised of the following:

	Estimated
	Useful	June 30,
	Lives in
	Years	2005	2004

Land	—	$3,123	$3,315
Buildings	15-39	26,143	25,295
Vehicles	5-12	291,967	197,852
Machinery and equipment	3-19	95,865	72,187
Office equipment and furniture	3-7	5,621	5,142

Total		422,719	303,791
Less: accumulated depreciation		140,877	113,191

Property and equipment, net		$281,842	$190,600

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Expenses for maintenance and repairs of property and equipment amounted to $42,718, $26,407 and $25,138, for the years ended June 30 2005, 2004 and 2003, respectively.

6.	Goodwill and Intangible Assets
      Goodwill and intangible assets are comprised of:

	Estimated
	Useful	June 30,
	Life
	in Years	2005	2004

Goodwill	—	$91,826	$3,000

Intangible assets:
Customer relationships	30	43,220	—
Customer arrangements	3	6,990	—
Non-compete agreements	9	10,600	—
Accumulated amortization		(5,682)	—

Intangible assets, net		$55,128	$—

      Amortization expense for each of the five years ended June 30 is estimated as follows:

Year Ended June 30,	Amount

2006	$4,883
2007	3,617
2008	3,731
2009	3,699
2010	3,611

7.	Investments
      Investments consist of the following:

	June 30,

	2005		2004

	Fair Value	Cost	Fair Value	Cost

Trading securities	$—	$—	$4,268	$4,558

      Trading securities are included in “Other assets” at fair value.

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt
      Debt consists of the following:

	June 30,

	2005	2004

Revolving credit facility	$11,500	$13,000

Long-term debt:
$170 million term loan	$—	$137,000
$300 million term loan	260,000	—
$150 million term loan	148,000	—

	408,000	137,000
Less: current portion	250	—

Long term debt	$407,750	$137,000

      On April 18, 2002, the Company entered into a secured bank credit agreement (“Credit Agreement”) consisting of: (i) a $170,000 term facility (“Term Loan”) due April 18, 2010 bearing interest at a variable rate based on the Company’s leverage ratio (LIBOR plus a margin of 3.25% at June 30, 2004), with interest payable monthly and principal payments payable quarterly beginning on September 30, 2002; and (ii) a $40,000 revolving facility (“Revolver”), which matured April 18, 2008 and bore interest at a variable rate based on the Company’s leverage ratio (LIBOR plus a margin of 2.75% at June 30, 2004), with interest on the outstanding balance payable monthly. The proceeds of the Term Loan were used to pay the merger consideration to the former stockholders, to retire approximately $12,000 of the then outstanding 7.125% note due October 1, 2013, to pay transaction fees and expenses of approximately $12,100 and to provide the Company with working capital for operations.
      The Credit Agreement was secured by substantially all of the assets of the Company and contained a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness and liens; dividends and other restricted payments; and the maintenance of certain financial ratios.
      On July 1, 2004, the Company obtained a new secured bank credit agreement (“2004 Credit Agreement”) in connection with the business acquisition discussed in Note 3. The 2004 Credit Agreement consists of: (i) a $300,000 term loan due July 1, 2012 bearing interest at a variable rate based on the Company’s leverage ratio at either LIBOR plus a margin ranging from 2.00% to 2.25% or the Alternate Base Rate, defined as the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus a margin ranging from 1.00% to 1.25% (5.4% at June 30, 2005), with interest payable monthly and principal payable quarterly beginning on September 30, 2004; and (ii) a $70,000 revolving facility that matures July 1, 2010 and bears interest at a variable rate based on the Company’s leverage ratio at either LIBOR plus a margin ranging from 2.00% to 2.50% or the Alternate Base Rate, defined as the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus a margin ranging from 1.00% to 1.50% (5.7% at June 30, 2005), with interest on the outstanding balance payable monthly. The proceeds of the term loan were used to pay the acquisition consideration discussed in Note 3, to retire $137,000 of the outstanding amounts under the Credit Agreement, to pay loan issuance costs of approximately $10,200 and acquisition transaction fees and expenses of approximately $4,200 and to provide the Company with working capital for operations. In connection with the 2004 Credit Agreement, the Company wrote off the remaining unamortized portion of deferred loan costs related to the Credit Agreement totaling approximately $5,583, which has been recorded in the Company’s statement of operations for the year ended June 30, 2005 in interest expense.

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 10, 2004, the Credit Agreement was amended to permit the 2004 Recapitalization, see Note 4, obtain additional liquidity and increase the total facility to $520,000. In addition to the original $300,000 term loan and $70,000 revolving credit facility, the Company obtained a new $150,000 term loan. No substantive terms for the original $300,000 term loan and $70,000 revolving credit facility were modified pursuant to this amendment. The borrowing availability was $35,420 as of June 30, 2005 (after giving effect to $23,080 of outstanding letters of credit).
      The 2004 Credit Agreement is secured by substantially all of the assets of the Company and contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness and liens; dividends and other restricted payments; and the maintenance of certain financial ratios. Pursuant to the terms of the 2004 Credit Agreement, the Company may prepay any loans under the agreement in whole or in part without penalty. The Company has made payments on the senior secured credit facility in an aggregate amount of $42,000 and $15,000 in the fiscal years ended June 30, 2005 and 2004, respectively.
      Aggregate maturities of long-term debt for the five years ended June 30 and thereafter are as follows:

Amount

2006	250
2007	1,500
2008	1,500
2009	1,500
2010	1,500
Thereafter	401,750

Total	$408,000

      In connection with the 2004 Recapitalization, the Company terminated all outstanding interest rate swap agreements. These agreements did not meet the criteria to qualify for hedge accounting and were marked to market and are included in accrued expenses and other liabilities on the balance sheet at fair value in the amount of $426 at June 30, 2004. In January 2005, the Company entered into an interest rate swap agreement with a notional amount of $50,000 for a term of two years to hedge against interest rate fluctuations. Under the terms of the swap, the Company makes quarterly fixed rate payments to the counterparty at rates ranging from 2.59% to 3.76% and in return receives payments at the three-month LIBOR. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap agreement; however, the Company does not anticipate nonperformance. In addition, in January 2005, the Company entered into an interest rate cap agreement with a notional amount of $45,000. Under the interest rate cap agreement, the Company receives quarterly payments based upon the excess of the three-month LIBOR over the cap rate of 5.0%. In accordance with the provisions of SFAS No. 133, Accounting for Derivatives and Hedging Activities, these agreements do not meet the criteria to qualify for hedge accounting and are marked to market and are included in other assets on the balance sheet at fair value in the amount of $259 at June 30, 2005.
      The Company recognized a gain (loss) on the change in fair value of the derivatives of $361 and $1,424, and $(1,526) which is included as an offset (increase) to interest expense in the consolidated statements of operations, for the years ended June 30, 2005, 2004 and 2003, respectively.
      Cash paid for interest expense totaled $17,451 and $8,882 for the years ended June 30, 2005, 2004 and 2003, respectively.

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Mandatorily Redeemable Preferred Stock
      The Company’s Preferred Stock consisted of Series A preferred stock issued in April 2002. At June 30, 2004, 1,000 shares, no par value, were authorized, issued and outstanding. The holders of shares of the Preferred Stock are not entitled to receive dividends. Holders of the Preferred Stock do not have put rights and the Preferred Stock is not callable at the option of the Company prior to the stated redemption date except upon certain limited events, such as certain change of control transactions or the sale of substantially all of the Company’s assets. The Preferred Stock is mandatorily convertible upon an initial public offering at the liquidation value at the date of the offering. The shares of the Preferred Stock, in accordance with the terms of the preferred stock agreement, are mandatorily redeemable on April 18, 2022, the twentieth anniversary of their date of issue. The Preferred Stock was issued with a base value of $45 per share and was initially recorded at a fair value of $17,500, as determined by the company.
      The liquidation value of a share of Preferred Stock will accrete at a rate equal to 7% per annum (such accretion will be calculated using compounding on an annual basis on December 31 of each year and will equal the adjusted base value plus the aggregate of all accretion). The base value will be subject to adjustment based on targeted levels of adjusted earnings before income taxes, depreciation and amortization (“Adjusted EBITDA”) and average Adjusted EBITDA, as defined in the preferred stock agreement, beginning with the fiscal year ending June 30, 2002 and ending with fiscal year ending June 30, 2006. It is the Company’s policy to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the preferred stock to equal the redemption value at the end of each reporting period as if the end of the reporting period was the redemption date of the security. If average Adjusted EBITDA did not meet minimum levels prescribed in the preferred stock agreement for the applicable fiscal years, the adjusted base value would be zero. Because of the uncertainty of redemption, the Company did not adjust the initial carrying amount until redemption was deemed to be probable. Based upon sufficient levels of Adjusted EBITDA and average Adjusted EBITDA levels for fiscal years ending June 30, 2003 and 2002, the Company determined that redemption was probable. Accordingly, the carrying value of the preferred stock was reduced to $5,429 at June 30, 2003, with the offsetting adjustment reflected as an increase in net income available to common stockholders of $12,071 in the Consolidated Statements of Income.
      As discussed in Note 2, beginning in fiscal 2004, the Company adopted SFAS No. 150. The carrying value of the Preferred Stock was $5,810 at June 30, 2004, with the $381 increase in carrying value reflected as interest expense for the fiscal year ended June 30, 2004.
      In addition, a charge of approximately $14,000 was incurred in 2005 related to the redemption of Series A Preferred Stock, which is included in interest expense. The Company negotiated the redemption value of the Series A Preferred Stock with the holders in an arm’s-length transaction. This transaction allowed the Company to simplify its capital structure and eliminate the effect on future earnings from annual adjustments to the redemption value of the Preferred Stock. The original valuation of the Series A Preferred Stock was $17,500, as determined by the Company. Based on the original valuation and the potential negative impact on the net income due to annual adjustments to the redemption value, the Company determined that the $20,000 redemption value was fair and reasonable.

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes
      Income taxes from continuing operations consisted of the following:

	Years Ended June 30,

	2005	2004	2003

Current	$2,551	$5,706	$5,079
Deferred	5,918	5,570	3,256

Total	$8,469	$11,276	$8,335

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	June 30,

	2005	2004

Deferred tax liabilities:
Tax over book depreciation	$74,528	$48,885
Tax over book amortization	14,915	—
Other	657	621

Total deferred tax liabilities	90,100	49,506

Deferred tax assets:
Deferred compensation	11,281	1,802
Workers compensation	8,616	3,492
Accrued vacation	2,238	1,569
Recapitalization expenses	572	894
Other	764	404

Total deferred tax assets	23,471	8,161

Net deferred tax liabilities	$66,629	$41,345

      The balance sheet classification of deferred income taxes is as follows:

	June 30,

	2005	2004

Current assets	$4,838	$2,635
Non-current liabilities	71,467	43,980

Net deferred tax liabilities	$66,629	$41,345

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The differences between the income tax expense and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows:

	Years Ended June 30,

	2005		2004		2003

Computed tax at federal statutory rate	$1,849	35.0%	$9,847	35.0%	$7,275	35.0%
State income taxes, net of federal benefit	875	16.6%	1,316	4.7%	890	4.3%
Accretion of preferred stock	4,967	94.0%	—	—	—	—
Allowance for income tax uncertainties	600	11.4%	—	—	—	—
Permanent differences	312	5.9%	96	0.3%	221	1.1%
Credits and other	(134)	(2.6)%	17	0.1%	(51)	(0.3)%

Net income tax expense	$8,469	160.3%	$11,276	40.1%	$8,335	40.1%

      Cash paid for income taxes totaled $10,681, $2,796 and $5,049 for the years ended June 30, 2005, 2004 and 2003, respectively.

11.	Employee Benefit Plans
      The Company sponsors a defined contribution plan that covers all full-time employees of the Company. Contributions relating to the defined contribution plan will be made based upon the plan’s provisions. In November 2003, the Company amended the defined contribution plan whereby the Company’s matching contributions were suspended. In July 2004, the Company’s matching contributions were resumed. Additional amounts may be contributed at the option of the Company’s board of directors. The Company contributions were $2,186, $572 and $1,425 for the years ended June 30, 2005, 2004 and 2003, respectively.

12.	Stockholders’ Equity

Earnings (Loss) Per Share
      The following table sets forth a reconciliation of the numerators and denominators in computing earnings (loss) per share available to common stockholders in accordance with SFAS No. 128.

	Years Ended June 30,

	2005	2004	2003

Income (loss) from continuing operations	$(3,186)	$16,858	$12,451
Decrease in redemption value of Preferred Stock	—	—	12,071

Income (loss) from continuing operations available to common stockholders	(3,186)	16,858	24,522
Loss from discontinued operations, net	—	(330)	(621)

Net income (loss) available to common stockholders	$(3,186)	$16,528	$23,901

Weighted average basic and diluted common shares outstanding:	27,709	24,437	24,437

      Common stock options listed below for the years ended June 30, 2005, 2004 and 2003 were not included in the computation of diluted earnings per share. Common stock options issued under the Stock Option Plan B include contingencies which have not been satisfied at the end of the periods presented, and therefore are not exercisable and are not included in the fully diluted computation in accordance with SFAS No. 128. Common stock options under Stock Option Plan A are not included in the computation for the years ended June 30, 2004 and 2003 as the weighted-average exercise price and fair value are equal

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
such that the effect on the computation is neutral. For the year ended June 30, 2005 the common stock options under Stock Option Plan A are anti-dilutive and therefore excluded from the computation.

	June 30,

	2005	2004	2003

Common stock option Plan B	1,227	776	776
Common stock option Plan A	1,678	1,812	1,812

	2,905	2,588	2,588

Stock Option Plans
      In April 2002, the Company implemented the 2002 Stock Option Plan A (“Stock Plan A”). Stock Plan A authorizes the Board of Directors to grant nonqualified stock options to employees, officers, and directors of the Company. Options granted under the Stock Plan A have a term of up to ten years and generally vest over a four-year period beginning on the date of the grant. Options under Stock Plan A must be granted at a price not less than the fair market value at the date of grant.
      In April 2002, the Company implemented the 2002 Stock Option Plan B (“Stock Plan B”). Stock Plan B authorizes the Board of Directors to grant nonqualified stock options to employees, officers, and directors of the Company. Under Stock Plan B, stock options must be granted at a price not less than the fair market value at the date of grant. Options granted under the Stock Plan B have a term of up to ten years and generally vest over a four-year period beginning on the date of the grant. Exercise of stock options issued under Stock Plan B is contingent upon certain specified events occurring as described in the plan agreement, primarily regarding one of the Company’s owners liquidating its position and receiving a stated return on its original investment. Because of this contingency, the Stock Plan B options are considered a target stock price award, and the Company has appropriately factored in the contingency in determining a value for the options in accordance with SFAS No. 123.
      In October 2004, the Company increased the available shares to a total of 2,953 and 1,266 and granted 1,052 options and 451 options under the Stock Plan A and Stock Plan B, respectively.
      In December 2004, the Company redeemed 1,186 non-vested options from the Stock Plan A from the employees as part of the recapitalization transaction, see Note 4. As a result of this redemption, the Company recorded compensation expense of approximately $4,200 during the year ended June 30, 2005, computed as the difference between the option exercise price and the estimated fair value of the shares repurchased.
      As of June 30, 2005 and 2004, there were 38 and 89 shares available for grant under Stock Plan A and Stock Plan B, respectively; however the Company does not intend to issue additional grants under Stock Plan A or B.

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the Company’s stock option plans at June 30, 2005, 2004 and 2003 and changes during each of the years then ended is presented in the table below:

				Weighted
				Average
	Options	Options		Exercise
	Available	Outstanding	Exercise Price	Price

Balance at June 30, 2002	149	2,566	$3.80	$3.80
Exercised	—	—	—	—
Cancelled	231	(231)	3.80	3.80
Granted	(253)	253	3.80	3.80

Balance at June 30, 2003	127	2,588	3.80	3.80
Exercised	—	—	—	—
Granted	—	—	—	—

Balance at June 30, 2004	127	2,588	3.80	3.80
Exercised	—	—	—	—
Authorized	1,631	—	—	—
Repurchased	—	(1,186)	3.80-6.51	4.80
Granted	(1,503)	1,503	6.51	6.51

Balance at June 30, 2005	255	2,905	$3.80-$6.51	$4.80

      As of June 30, 2005 and 2004, respectively, options to purchase 867 and 906 shares of common stock outstanding were exercisable. The weighted average remaining contractual life of options outstanding at June 30, 2005 and 2004 was 7.7 and 7.8 years, respectively.

2005 Omnibus Incentive Compensation Plan
      In connection with the Company’s IPO in July 2005, the Company adopted the 2005 Omnibus Compensation Plan (the “2005 Plan”). The 2005 Plan authorizes the Board of Directors to grant awards to directors, officers, employees and consultants (including prospective directors, officers, employees and consultants). The 2005 Plan provides for the grant of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, cash incentive awards, deferred share units and other equity-based or equity-related awards.
      Subject to adjustment as provided below, the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2005 Plan is 1,750, of which the maximum number of shares that may be delivered pursuant to incentive stock options granted and restricted stock awards is 500 and 450, respectively.
      The maximum number of shares of common stock with respect to which awards may be granted in any fiscal year is 600. If an award granted under the 2005 Plan is forfeited, or otherwise expires, terminates or is canceled without the delivery of shares, then the shares covered by the forfeited, expired, terminated or canceled award will again be available to be delivered pursuant to awards under the 2005 Plan.
      On July 27, 2005, the Company granted 162 shares of restricted stock at fair market value and options to purchase 970 shares of common stock with an exercise price at fair market value.

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
      In January 2005, the Company adopted an employee stock purchase plan (the “ESPP”). The ESPP enables eligible employees of the Company and its affiliates to subscribe to purchase shares of common stock. The ESPP provides for maximum of 959 shares of common stock authorized for issuance and sale or maximum total purchases of $5,000 under the ESPP, subject to adjustment. On January 31, 2005, the Company sold 599 shares of common stock for a total of $5,000, or deemed fair value of $8.35 per share, to various employees and members of management. At June 30, 2005, no shares were available to be issued under the ESPP.

Fair Value of Equity Instruments
      The fair value of the common stock underlying the options granted to employees in April 2002 was determined to be $3.80 per share. This value was determined under the market approach contemporaneously with a recapitalization. This value was the same as the price at which a third party purchased shares in the recapitalization (“April 2002 Recapitalization”), which was the result of an arms’-length negotiation with the Company and LGB Pike LLC (“LGB Pike”).
      The fair value of the common stock underlying the options granted to employees in April 2003 was determined to be $3.80 per share. The board of directors evaluated a number of factors and determined that there was no change in the fair value of the common stock since the April 2002 Recapitalization. These factors included the following:

•	the price per share paid in April 2002 Recapitalization for the common stock in an arms’ length transaction;

•	the trailing revenues, gross profit, cost structure and earnings;

•	the total amount of debt;

•	the earnings before interest, taxes depreciation and amortization (EBITDA) from continuing operations, as adjusted;

•	the management team; and

•	the prospects for continuing and improving the above factors.
      The fair value of the common stock underlying the options granted to employees in October 2004 was determined to be $6.51 per share. The value was the same as that at which certain shareholders of Red Simpson and the Company purchased shares of the common stock in connection with the Red Simpson acquisition, which value was determined based on arms’-length negotiations with a third party, see Note 3.
      In January 2005, the Company sold common stock to various members of management and other employees through the ESPP Plan, as discussed above. The fair value was determined to be $8.35 per share based upon applying a market approach. The increase in value was primarily due to the increase in operating results from the significant storm revenue for the six months ended December 31, 2004 and significant debt prepayments using the cash generated by that storm work. In addition, the positive operating results from the recent acquisition of Red Simpson contributed to the increase in value. In May 2005, the Company received a third-party valuation as of January 2005, which confirmed a value substantially similar to the value at which the common stock was sold in January 2005.

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LGB Pike Membership Units
      Certain members of the Company’s management were granted profit participation units at LGB Pike in connection with the April 2002 Recapitalization. The fair value of the units was $1,260 and generally vest over three years, which is being amortized as compensation expense.

13.	Leases
      The Company leases various technology hardware, real estate used as satellite offices and storage facilities, and an airplane under operating leases with terms ranging from one to ten years. The Company also rents various vehicles and equipment on short-term, month-to-month leases. At June 30, 2005, the future minimum lease payments under the operating leases are as follows:

2006	$1,304
2007	867
2008	693
2009	595
2010	595
Thereafter	2,065

$6,119

      Rent expense related to operating leases was approximately $3,820, $845 and $289 for the years ended June 30, 2005, 2004 and 2003, respectively. The Company does not have any leases that are classified as capital leases for any of the periods represented by these financial statements.

14.	Deferred Compensation Plan
      In connection with the acquisition of Red Simpson discussed in Note 3, the Company entered into certain transactions involving employee compensation expenses that have impacted and, in some cases, will continue to impact the results of operations.
      Prior to the acquisition of Red Simpson, certain Red Simpson supervisors and managers were entitled to payments of deferred compensation. In connection with the acquisition of Red Simpson, the Company agreed to pay $26,000 in deferred compensation as part of the purchase price over two fiscal years. In addition, the Company agreed to pay $29,100 in deferred compensation over four years if the employees continued their employment.
      For the year ended June 30, 2005, the Company incurred approximately $23,456 of expense for deferred compensation.
      In May 2005, the deferred compensation plan was amended to eliminate the future service requirement and fully vest the benefits under the plan. The amendment provides that if an employee continues to be employed, dies, becomes disabled, retires, or is terminated for other than “cause” as defined in the amendment, the amounts under the deferred compensation plan shall be paid out in accordance with the original four-year payment term. Generally under the amendment, if an employee voluntarily terminates or is terminated for cause, then any remaining unpaid amounts under the deferred compensation plan are paid out on the fifteenth anniversary of the initial payment date plus interest. The interest rate is to be determined by the Company based upon a risk-free interest rate plus a margin reflecting an appropriate risk premium in accordance with FASB Con 7, Using Cash Flow Information and Present Values in Accounting Measurements. Generally under the amendment, if an employee is terminated for “specified cause”, as defined in the amendment, then all unpaid amounts under the

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deferred compensation plan are forfeited. As a result of the amendment the Company incurred a compensation expense charge of approximately $18,000 in the fourth quarter of fiscal year 2005.
      The following table sets forth the activity in the deferred compensation liability account for the base and bonus deferred compensation for the fiscal year ended June 30, 2005:

	Base	Bonus
	Deferred	Deferred
	Compensation	Compensation	Total

	(In millions)
Amounts payable in connection with the acquisition of Red Simpson	$25,989	$29,131	$55,120
Payments	(18,646)	(4,419)	(23,065)
Forfeitures	—	(752)	(752)

Face value at June 30, 2005	$7,343	$23,960	$31,303

      The following table sets forth the approximate amounts of deferred compensation remaining to be paid in each of the four years ended June 30:

2006	$12,373
2007	7,214
2008	6,292
2009	5,424

Total	$31,303

      In connection with the acquisition of Red Simpson, the Company also agreed to permit two members of Red Simpson’s management to convert an aggregate of approximately $3,300 of unvested deferred compensation into shares of restricted common stock valued at approximately $2,000. In connection with this transaction, the Company recognized compensation expense of approximately $1,300 for the year ended June 30, 2005 equal to the excess of the accelerated deferred compensation amount over the fair value of the stock acquired by those persons.

15.	Discontinued Operations
      During the year ended June 30, 2004, the Company discontinued the operations of its industrial division due to decreasing market share and poor profitability. The assets disposed of included approximately $640 of equipment, net of accumulated depreciation of $494. The results of operations and statement of financial position have been reported as a discontinued operation for the year ended June 30, 2004 and for all prior years presented herein.
      The following summarizes the operating results from discontinued operations for the industrial division in the Consolidated Statements of Operations:

	Years Ended June 30,

	2004	2003

Revenue	$1,933	$8,379

Operating loss	(544)	(1,009)
Income tax benefit	214	388

Loss from discontinued operations	$(330)	$(621)

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Financial Instruments

Concentrations of Credit Risk
      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable. The Company had accounts receivable from one customer of $7,936 and $6,048 at June 30, 2005 and 2004. The Company had revenues from the same customer, which comprised 12%, 20% and 26% of the Company’s consolidated net revenues for the years ended June 30, 2005, 2004 and 2003. The Company performs periodic credit evaluations of its customers’ financial condition, but generally does not require collateral. Credit losses have generally been within management’s estimates. At June 30, 2005 and 2004, the Company had cash in excess of federally insured limits with a financial institution of approximately $3,000 and $4,800, respectively.

Off-Balance Sheet Risk
      At June 30, 2005 and 2004, the Company had letters of credit outstanding totaling $23,080 and $8,950, respectively, as required by its workers’ compensation, vehicle liability insurance providers and to the surety bond holder.

Fair Value of Financial Instruments
      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments: i) investments classified as trading securities are reported in the consolidated balance sheet at fair market value; ii) accounts receivable and accounts payable carrying amounts reported in the balance sheet approximate their fair value; iii) long and short-term debt carrying amounts approximate their fair value due to the market-determined, variable interest rates; and iv) Preferred Stock is stated in accordance with SFAS No. 150, see Note 9.

Derivatives
      During the year ended June 30, 2003, the Company entered into interest rate swap agreements with two banks to manage its interest rate risks. These derivatives were cancelled in fiscal 2005. During the year ended June 30, 2005, the Company entered into an interest rate swap and an interest rate cap agreement with two banks to manage its interest rate risk. In accordance with the provisions of SFAS No. 133, Accounting for Derivatives and Hedging Activities, these agreements did not meet the criteria to qualify for hedge accounting and are marked to market and are included in other current assets (liabilities) on the balance sheet at fair value in the amount of $259 and $(102) at June 30, 2005 and 2004, respectively. The Company recognized a gain (loss) on the change in fair value of the derivatives of $361, $1,424, and $(1,526) included in interest expense in the statement of operations, for the years ended June 30, 2005, 2004 and 2003, respectively.

17.	Related-Party Transactions and Agreements

Stockholders Agreement
      The Company, LGB Pike, an affiliated company, and certain other stockholders are parties to a stockholders agreement. The stockholders agreement covers matters of restrictions on transfers of common stock, corporate governance and registration rights, as described below.

Restrictions on Transfer of Shares. Under the terms of the stockholders agreement, each stockholder agreed not to transfer or sell any shares of common stock unless such transfer or sale is pursuant to an effective registration statement or unless consented to by the company.

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate Governance. The stockholders agreement provides that the current President and Chief Executive Officer (“CEO”) will have the right to occupy one seat on the board of directors so long as he is the CEO and controls at least 1,322 shares. So long as the CEO has the right to a seat on the board of directors, then LGB Pike and any affiliate of LGB Pike agrees to vote in favor of the election of the CEO.

Registration Rights. The stockholders agreement provides that LGB Pike and its affiliates and the other stockholders party to the stockholders agreement have registration rights with respect to its stock. LGB Pike and its affiliates have the right to require the Company to effect additional registration statements, or “demand registrations.” In addition to its rights with respect to demand registrations, each of LGB Pike and its affiliates and the other stockholders party to the stockholders agreement have “piggyback” registration rights. If the Company proposes to register any of its securities, other than a registration in connection with an employee benefit or similar plan or an exchange offer, the Company will be required to give each party to the stockholders agreement the opportunity to participate in such registration.
      Upon consummation of our initial public offering in August 2005, the terms of the Stockholders Agreement eliminate “Restrictions on Transfer of Shares” as described above.

Management Agreement
      On April 18, 2002, Pike Electric entered into a management advisory services agreement with Goldberg Lindsay & Co. LLC, an affiliate of Lindsay Goldberg & Bessemer, which was a significant investor in the Company, for ongoing management advisory services. The agreement was amended and restated on July 1, 2004 increasing the management fee to $375 per quarter from $250 per quarter. Pursuant to the agreement, the Company also agreed to indemnify Goldberg Lindsay & Co. LLC and its members, partners and affiliates, and their respective directors, officers, agents and employees against losses arising out of or in connection with the agreement, any activities contemplated by the agreement or any services rendered under the agreement.
      On June 15, 2005, the Company agreed to terminate the management advisory services agreement for aggregate consideration of $4,000, which was paid at the closing of the initial public offering of the Company on August 1, 2005. As of June 30, 2005, the $4,000 management fee was included in accrued expenses and other.

18.	Commitments and Contingencies

Litigation
      The Company is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, the Company accrues reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on the Company’s results of operations or financial position.

Performance Bonds
      In certain circumstances the Company is required to provide performance bonds in connection with its contractual commitments. The Company has indemnified the surety for any expenses that may be paid out under these performance bonds. At June 30, 2005, the Company had an outstanding letter of credit of

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$3,000 to provide collateral to the surety. At June 30, 2005 the total amount of outstanding performance bonds was approximately $33,700.

19.	Quarterly Data — Unaudited
      The following tables present the quarterly operating results for the years ended June 30, 2005 and 2004:

	Quarter Ended

	September 30,	December 31,	March 31,	June 30,

Fiscal 2004:
Revenues	$96,932	$76,959	$89,166	$93,640
Gross profit	18,823	7,068	13,647	16,846
Net income from continuing operations	7,254	115	3,689	5,800
Basic and diluted earnings per share	$0.30	$0.00	$0.15	$0.24
Fiscal 2005:
Revenues	$220,370	$149,404	$154,473	$154,950
Gross profit (loss)	61,959	16,356	17,860	(2,331)
Net income (loss)	24,199	(1,470)	(11,917)	(13,998)
Basic earnings (loss) per share	$0.68	$(0.04)	$(0.56)	$(0.65)
Diluted earnings (loss) per share	$0.67	$(0.04)	$(0.56)	$(0.65)
      Earnings (loss) per share amounts for each quarter are required to be computed independently. As a result their sum does not equal the total year basic and diluted earnings (loss).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      There are no changes in accountants or disagreements with accountants on accounting principles and financial disclosures required to be disclosed in this Item 9.

Item 9A.	CONTROLS AND PROCEDURES.
      An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005.
      On September 14, 2005, the Company ended the employment of its Chief Accounting Officer. Our Chief Financial Officer has assumed the responsibilities of Chief Accounting Officer on an interim basis. The Company immediately supplemented its accounting staff with its retired Chief Financial Officer, Reg Banner, who will work on a consulting basis until a replacement can be found. The Company has initiated a search for a new Chief Accounting Officer.
      There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION.
      Not applicable
PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
      The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the company’s fiscal year, and that information is incorporated herein by this reference.
      We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The text of our Code of Business Conduct and Ethics is posted in the “Corporate Governance” section of our website, www.pike.com. We intend to disclose any amendments to, or waivers from, our Code of Business Conduct and Ethics either on our website or in a Current Report on Form 8-K.

Item 11.	EXECUTIVE COMPENSATION.
      The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the company’s fiscal year, and that information is incorporated herein by this reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
      The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the company’s fiscal year, and that information is incorporated herein by this reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the company’s fiscal year, and that information is incorporated herein by this reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
      The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company’s fiscal year, and that information is incorporated herein by this reference.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      a) Financial Information

(1) Consolidated Financial Statements of Pike Electric Corporation
                Report of Independent Registered Public Accounting Firm
                Financial Statements:

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2005

Consolidated Balance Sheets at June 30, 2005 and 2004

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2005

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended June 30, 2005

Notes to the Consolidated Financial Statements

(2) All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes to the financial statements.

(3) Exhibits

See (b) below.
      b) Exhibits

Exhibit
Number	Description

2.1	Recapitalization and Investment Agreement, dated as of March 15, 2002, by and among LGB Pike LLC, LGB Acquisition Corp., Pike Electric, Inc., Pike Equipment and Supply Company, Pike Merger Sub, Inc. and certain stockholders.(1)

2.2	Amendment Agreement and Consent, dated as of April 11, 2002, to the Recapitalization and Investment Agreement, dated as of March 15, 2002, by and among LGB Pike LLC, LGB Acquisition Corp., Pike Electric, Inc., Pike Equipment and Supply Company, Pike Merger Sub, Inc. and certain stockholders.(1)

3.1	Certificate of Incorporation of Pike Electric Corporation.(1)

3.3	Bylaws of Pike Electric Corporation.(1)

4.1	Specimen Stock Certificate.(1)

10.1	2005 Employee Stock Purchase Plan.(1)*

10.2	2002 Stock Option Plan A.(1)*

10.3	2002 Stock Option Plan B.(1)*

10.4	Amended and Restated Credit Agreement, dated as of July 1, 2004, among Pike Holdings, Inc., Pike Electric, Inc. and the lenders party thereto.(1)

10.5	First Amendment to the Amended and Restated Credit Agreement, dated as of December 10, 2004, among Pike Holdings, Inc., Pike Electric, Inc. and the lenders party thereto.(1)

Exhibit
Number	Description

10.6	Stockholders Agreement, dated April 18, 2002, among Pike Holdings, Inc., LGB Pike LLC, certain rollover holders and certain management stockholders.(1)

10.7	Management Advisory Services Agreement, dated April 18, 2002, between Pike Electric, Inc. and Goldberg Lindsay & Co. LLC.(1)

10.8	Amendment Agreement, dated as of July 1, 2004, to the Management Advisory Services Agreement, dated April 18, 2002, between Pike Electric, Inc. and Goldberg Lindsay & Co. LLC.(1)

10.9	Amended and Restated Employment Agreement, dated as of July 20, 2005, between J. Eric Pike and Pike Electric Corporation.(1)*

10.10	Letter Agreement, dated as of March 15, 2002, between Joe B. Pike and LGB Pike LLC.(1)*

10.11	Second Amendment to the Amended and Restated Credit Agreement, dated as of June 27, 2005, among Pike Holdings, Inc., Pike Electric, Inc. and the lenders party thereto.(1)

10.12	Termination Agreement, dated as of June 23, 2005, between Pike Electric, Inc. and Goldberg Lindsay & Co. LLC.(1)

10.13	Addendum, dated June 13, 2005, to the Stockholders Agreement dated April 18, 2004, among Pike Holdings, Inc., LGB Pike LLC, certain rollover holders and certain management stockholders.(1)

10.14	Arrangement with Mr. Castaneda.(1)*

10.15	2005 Omnibus Incentive Compensation Plan.(1)*

10.16	Amendment, dated July 21, 2005, to the Stockholders Agreement dated April 18, 2002, among Pike Electric Corporation as successor to Pike Holdings, Inc., LGB Pike II LLC as successor to LGB Pike LLC, certain rollover holders and certain management stockholders.(1)

21.1	List of subsidiaries of Pike Electric Corporation. (filed herewith)

23.1	Consent of Ernst & Young LLP. (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
      c) Financial Statement Schedules

Not applicable.

(1)	Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-124117)

*	Management contracts and other compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 15(b) of this Annual Report on Form 10-K

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE ELECTRIC CORPORATION
(Registrant)

By:	/s/ J. Eric Pike

J. Eric Pike
President, Chief Executive Officer and Director
Date: September 28, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Eric Pike J. Eric Pike	President, Chief Executive Officer and Director	September 28, 2005

/s/ Mark Castaneda Mark Castaneda	Chief Financial Officer, Controller	September 28, 2005

James R. Helvey III	Director	September 28, 2005

/s/ J. Russell Triedman J. Russell Triedman	Director	September 28, 2005

/s/ Adam P. Godfrey Adam P. Godfrey	Director	September 28, 2005

/s/ Robert D. Lindsay Robert D. Lindsay	Director	September 28, 2005

/s/ Alan E. Goldberg Alan E. Goldberg	Director	September 28, 2005

/s/ Stuart S. Janney Stuart S. Janney	Director	September 28, 2005