Form 10-Q
period 2005-09-30
Pike Electric CORP
filed 2005-11-14
CIK 1317577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                     .
COMMISSION FILE NUMBER 001-32582
PIKE ELECTRIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	20-3112047 (I.R.S. Employer Identification No.)
100 Pike Way, PO Box 868, Mount Airy, NC 27030
(Address of principal executive office)
(336) 789-2171
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2005, there were 31,994,170 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	June 30,
	2005	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,334	$3,106
Accounts receivable, net	106,616	60,690
Work completed not billed	69,478	64,568
Inventories	8,398	7,321
Prepaid expenses and other	7,096	11,205
Deferred income taxes	5,162	4,838

Total current assets	198,084	151,728
Property and equipment, net	286,151	281,842
Goodwill	94,400	91,826
Other intangibles, net	53,880	55,128
Deferred loan costs, net	7,155	9,879
Other assets	3,186	2,052

Total assets	$642,856	$592,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$57,327	$53,417
Income taxes payable	10,743	—
Current portion of deferred compensation	10,079	12,202
Current portion of insurance and claim accruals	7,857	4,938
Current portion of long-term debt	—	250
Revolving credit facility	25,000	11,500

Total current liabilities	111,006	82,307
Long-term debt, net of current portion	286,050	407,750
Deferred compensation, net of current portion	11,936	16,904
Insurance and claim accruals, net of current portion	12,976	13,484
Deferred income taxes	71,367	71,467
Other liabilities	2,220	60
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share; 100,000 authorized shares; 31,994 and 21,484 shares issued and outstanding at September 30, 2005 and June 30, 2005, respectively	6,425	6,415
Additional paid-in capital	129,293	105
Unearned compensation	—	(879)
Retained earnings (accumulated deficit)	11,583	(5,158)

Total stockholders’ equity	147,301	483

Total liabilities and stockholders’ equity	$642,856	$592,455

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2005	2004
Revenues	$218,431	$220,370
Cost of operations	169,776	158,411

Gross profit	48,655	61,959
General and administrative expenses	11,065	12,192
Loss on sale of property and equipment	145	13

Income from operations	37,445	49,754
Other expense (income):
Interest expense	8,148	9,884
Other, net	(21)	(57)

Total other expense	8,127	9,827

Income before income taxes	29,318	39,927
Income tax expense	11,803	15,728

Net income	$17,515	$24,199

Earnings per share:
Basic earning per share	$0.61	$0.68

Diluted earnings per share	$0.58	$0.67

Shares used in computing earnings per share:
Basic	28,786	35,522

Diluted	29,948	35,974

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$17,515	$24,199
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,340	9,226
Non-cash interest expense	2,490	6,417
Deferred income taxes	(1,289)	6,241
Loss on sale of property and equipment	145	13
Equity compensation expense	984	105
Changes in operating assets and liabilities:
Accounts receivable and work completed not billed	(50,836)	(60,750)
Inventories, prepaids and other	2,996	800
Insurance and claim accruals	2,411	467
Accounts payable and other	15,032	12,566
Deferred compensation	(7,092)	(15,314)

Net cash used in operating activities	(8,304)	(16,030)

Cash flows from investing activities:
Purchases of property and equipment	(13,824)	(14,671)
Business acquisitions, net of cash acquired	—	(193,928)
Proceeds from sale of property and equipment	488	155

Net cash used in investing activities	(13,336)	(208,444)

Cash flows from financing activities:
Principal payments on long-term debt	(121,950)	(140,631)
Proceeds from long-term debt	—	300,000
Proceeds from revolving credit facility, net	13,500	—
Equity compensation excess tax benefit	1,198	—
Net proceeds from sale of common stock	127,120	71,000
Deferred loan costs	—	(10,199)

Net cash provided by financing activities	19,868	220,170

Net decrease in cash and cash equivalents	(1,772)	(4,304)
Cash and cash equivalents beginning of period	3,106	4,937

Cash and cash equivalents end of period	$1,334	$633

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited )
(In thousands, except per share amounts)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Pike Electric Corporation (the “Company”) are unaudited and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management these financial statements include all adjustments (consisting of normal recurring adjustments) that are considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The balance sheet at June 30, 2005 has been derived from the audited financial statement of the Company as of June 30, 2005 but does not include all of the information and footnotes required by United States. generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and related notes included in our report on Form 10-K for the year ended June 30, 2005.
2. Change in Capital Structure
     On July 1, 2005, the Company reincorporated in Delaware by merging Pike Holdings, Inc., a North Carolina corporation, with and into a newly-created wholly-owned subsidiary, Pike Electric Corporation, which was formed in Delaware for the sole purpose of effecting the reincorporation. Each share of Pike Holdings, Inc. common stock was converted to 14.76 shares of Pike Electric Corporation common stock with a par value of $0.001 per share. Pike Electric Corporation has 100,000 authorized shares. All common stock and per share amounts for all periods presented in the accompanying condensed consolidated financial statements have been restated to reflect the effect of this conversion as a result of the reincorporation.
     On August 1, 2005, the Company completed its initial public offering (“IPO”) of 10,000 shares of common stock, receiving approximately $121,950 in net proceeds after deducting underwriting discounts, commissions, offering expenses and the fee for the termination of the management agreement with Lindsay Goldberg & Bessemer. All of the net proceeds were used to repay long-term debt. The Company incurred a charge of $2,448 related to a portion of debt fees related to the prepayment of long-term debt.
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

     The following table sets forth the Company’s revenues by category of service for the periods indicated:

	For the Three Months Ended September 30,
	2005		2004

Powerline	$123.7	56.7%	$108.2	49.1%
Storm	94.7	43.3	112.2	50.9

	$218.4	100.0%	$220.4	100.0%

3. Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion (“APB”) Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”), and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company adopted this statement during the three month period ended September 30, 2005 with no material impact on its consolidated financial position or consolidated results of operations for the current quarter.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of ABP Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 will have no immediate impact on our consolidated financial statements, though it will impact our presentation of future voluntary accounting changes, should such changes occur.
4. Stock-Based Compensation
     Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.
     The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
     Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.
     The Company has three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $984 for the three months ended September 30, 2005. Approximately $436 of the charges for the quarter related to the Company’s Plan B options, which in accordance with their terms, fully vested upon completion of the IPO transaction in August 2005. There will be no future charges related to the Plan B options. The income tax benefit recognized for share-based compensation arrangements was approximately $394 for the three months ended September 30, 2005.
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
     In April 2002, the Company implemented the 2002 Stock Option Plan B (“Stock Plan B”). Stock Plan B authorizes the Board of Directors to grant nonqualified stock options to employees, officers, and directors of the Company. Under Stock Plan B, stock options must be granted at a price not less than the fair market value at the date of grant. Options granted under the Stock Plan B have a term of up to ten years and generally vest over a four-year period beginning on the date of the grant. Under the terms of the Plan B options, vesting was accelerated upon an IPO transaction.
     As of September 30, 2005, there were 38 and 89 shares available for grant under Stock Plan A and Stock Plan B, respectively; however the Company does not intend to issue additional grants under Stock Plan A or Stock Plan B.
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
     Subject to adjustment as provided below, the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2005 Plan is 1,750, of which the maximum number of shares that may be delivered pursuant to incentive stock options granted and restricted stock awards is 500 and 450, respectively. The Company has a policy of issuing new shares to satisfy option exercises.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies as our Company has limited trading history and the expected life is based on the average of the life of the options of 10 years and the weighted average graded vesting period of 5 years as the Company has limited history and forfeitures are estimated at 5% based on certain historical data. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the three months ended September 30, 2005. No options were issued in the fiscal three months ended September 30, 2004.

Three Months Ended September 30,
2005
Dividend yield	—
Risk-free interest rate	4.06%
Volatility	0.29
Expected life	6.5 years
     A summary of option activity under the stock option plans as of September 30, 2005, and changes during the three month period ended September 30, 2005 is presented below:

				Weighted
				Average
	Options	Options		Exercise
	Available	Outstanding	Exercise Price ($)	Price($)
Balance at June 30, 2005	127	2,905	$3.80-6.51	$4.80

Exercised	—	(348)	3.80-6.51	4.41

Authorized	1,750	—	—	—

Forfeited	90	(90)	6.51-14.00	11.04

Granted	(979)	979	14.00-14.03	14.00

Balance at September 30, 2005	988	3,446	$3.80-14.03	$7.29

     The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company’s stock options at September 30, 2005:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted	Contractual Life	Number of	Weighted
	Options	Average	Remaining	Options	Average
Exercise price	Outstanding	Exercise Price	(Years)	Exercisable	Exercise Price
$3.80	1,568	$3.80	6.6	1,181	$3.80
6.51	954	6.51	9.1	418	6.51
14.00	915	14.00	9.8	—	—
14.03	9	14.03	9.9	—	—
     The following table sets forth information pertaining to the Company’s exercisable options and options expected to vest:

Quarter Ended	September 30, 2005
Non-Qualified Stock Options:
Exercisable shares under option — end of quarter	1,599
Option price range	$3.80-$6.51
Weighted average exercise price for options exercisable	$4.51
Weighted average remaining life of shares under option	7.2
Fair value of options granted during quarter	$5,694
Aggregate intrinsic value of shares expected to vest	$36,254
Number of shares under option expected to vest	1,631
Weighted average price of shares under option expected to vest	$9.53
Weighted average remaining life of shares under option expected to vest	9.4
Intrinsic value of shares under option expected to vest	$5,246
     The weighted-average grant-date fair value of options granted during the three month period ended September 30, 2005 was $14.00. The total intrinsic value of options exercised during the three month period ended September 30, 2005 was $2,996.
     As of September 30, 2005, there was $6,460 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 4.2 years. The total fair value of shares vested during the three month period ended September 30, 2005, was $876.

     Cash received from option exercise under all share-based payment arrangements for the three month period September 30, 2005 was $1,537. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1,198 for the three month period ended September 30, 2005.
     A summary of the status of the Company’s non-vested restricted stock as of September 30, 2005, and changes during the quarter then ended is presented below:

		Weighted Average
Non-vested Restricted Stock	Shares	Grant-Date Fair Value
Non-vested shares as of June 30, 2005	307	$6.81
Granted	170	$14.00
Vested	—	—
Forfeited	(9)	$14.00
Non-vested shares as of September 30, 2005	468	$9.28
     For purposes of disclosures pursuant to SFAS No. 123 for awards granted prior to the Company becoming a public company, the estimated fair value of the options is amortized to expense over the options’ vesting period using the straight line method. The following table illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 to the year earlier period:

Three Months Ended
September 30,
2004
Net income, as reported	$24,199
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	105
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income tax effects	(252)

Pro forma net income	$24,052

Earnings per share — basic, as reported and proforma	$0.68

Earnings per share — diluted, as reported and proforma	$0.67

5. Acquisitions
     On July 1, 2004, the Company acquired all of the outstanding stock of Red Simpson, an electric transmission and distribution services provider headquartered in Alexandria, Louisiana prior to the acquisition. Red Simpson’s service territory was contiguous with the Company’s. The acquisition diversified the Company’s customer base by providing several new customers. The total cash purchase price was approximately $193,928, net of cash acquired of approximately $2,173. The acquisition was financed through the issuance of approximately $71,000 in new common equity to certain of our existing stockholders and approximately $122,928 of new indebtedness under the Company’s secured bank credit agreement, which was refinanced in connection with the transaction, see Note 9. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations.
     The final purchase price has been allocated to the fair value of assets acquired and liabilities assumed as follows:

Accounts receivable	$35,042
Work completed not billed	7,027
Other current assets	18,569
Property, plant & equipment	76,048
Goodwill	91,399
Identified intangible assets	60,810
Other non-current assets	1,383
Accounts payable and accrued expenses	(18,368)
Insurance payable	(14,121)
Deferred compensation	(28,948)
Deferred income taxes	(34,913)

Total net assets acquired	$193,928

     Identified intangible assets consisting of customer relationships and customer arrangements have been valued at approximately $43,220 and $6,990, respectively and will be amortized over their estimated useful lives of 30 and 3 years, respectively. Additionally, we have non-compete agreements to different individuals valued at $5,500 and $5,100 that are being amortized over their estimated useful lives of 9 and 5 years, respectively.
6. Earnings Per Share
     Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potential common stock equivalents that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS No. 128.

	For the Three Months Ended
	September 30,	September 30,
	2005	2004
Net income (numerator)	$17,515	$24,199

Weighted-average number of common shares (denominator)	28,786	35,522

Basic earnings per common share	$0.61	$0.68

Weighted-average number of common shares	28,786	35,522
Potential common stock arising from stock options	1,162	452

Total shares-diluted (denominator)	29,948	35,974

Diluted earnings per common share	$0.58	$0.67

Antidilutive weighted shares excluded from the calculation of earnings per share	696	777

7. Accounts Receivable
     Accounts receivable consist of $106,616 and $60,690 as of September 30, 2005 and June 30, 2005, respectively, and are from customers located in the United States. Reserves for doubtful accounts were $1,052 and $236 at September 30, 2005 and June 30, 2005, respectively. The Company did not have an allowance at September 30, 2004.

     8. Debt
     Debt consists of the following:

	September 30,	June 30,
	2005	2005
Revolving credit facility	$25,000	$11,500

Long-term debt:
$300 million term loan	$182,287	$260,000
$150 million term loan	103,763	148,000

	286,050	408,000
Less: current portion	—	250

Long term debt	$286,050	$407,750

     On July 1, 2004, the Company obtained a secured bank credit agreement (“2004 Credit Agreement”) in connection with the business acquisition discussed in Note 5. The 2004 Credit Agreement consists of: (i) a $300,000 term loan due July 1, 2012 bearing interest at a variable rate based on the Company’s leverage ratio at either LIBOR plus a margin ranging from 2.00% to 2.25% or the Alternate Base Rate, defined as the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus a margin ranging from 1.00% to 1.25% (6.00% at September 30, 2005), with interest payable monthly and principal payable quarterly beginning on September 30, 2004; and (ii) a $70,000 revolving facility that matures July 1, 2010 and bears interest at a variable rate based on the Company’s leverage ratio at either LIBOR plus a margin ranging from 2.00% to 2.50% or the Alternate Base Rate plus a margin ranging from 1.00% to 1.50% (8.0% at September 30, 2005), with interest on the outstanding balance payable monthly. The proceeds of the term loan were used to pay the acquisition consideration discussed in Note 6, to retire $137,000 of the outstanding amounts under the Company’s prior credit agreement, to pay loan issuance costs of approximately $10,200 and acquisition transaction fees and expenses of approximately $4,200 and to provide the Company with working capital for operations. In connection with the 2004 Credit Agreement, the Company wrote off the remaining unamortized portion of deferred loan costs related to the Company’s prior credit agreement totaling approximately $5,583, which has been recorded in the Company’s statement of operations for the year ended June 30, 2005 in interest expense.
     On December 10, 2004, the 2004 Credit Agreement was amended to permit the Company’s 2004 recapitalization transaction, obtain additional liquidity and increase the total facility to $520,000. In addition to the original $300,000 term loan and $70,000 revolving credit facility, the Company obtained a new $150,000 term loan. No substantive terms for the original $300,000 term loan and $70,000 revolving credit facility were modified pursuant to this amendment. The borrowing availability was $19,920 as of September 30, 2005 (after giving effect to $25,080 of outstanding letters of credit).
     On August 1, 2005, the Company used approximately $121,950 in net proceeds from its IPO to repay long-term debt. In connection with this repayment, the Company incurred additional interest expense of $2,448 related to a portion of debt fees related to the prepayment of long-term debt.
     The 2004 Credit Agreement is secured by substantially all of the assets of the Company and contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness and liens; dividends and other restricted payments; and the maintenance of certain financial ratios. Pursuant to the terms of the 2004 Credit Agreement, the Company may prepay any loans under the agreement in whole or in part without penalty. The Company has made payments on the senior secured credit facility in an aggregate amount of $121,950 and $6,631 in the three months ended September 30, 2005 and 2004, respectively.
     In connection with the Company’s 2004 recapitalization transaction, the Company terminated all outstanding interest rate swap agreements. In January 2005, the Company entered into an interest rate swap agreement with a notional amount of $50,000 for a term of two years to hedge against interest rate fluctuations. Under the terms of the swap, the Company makes quarterly fixed rate payments to the counterparty at rates ranging from 2.59% to 3.76% and in return receives payments at the three-month LIBOR. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap agreement; however, the Company does not anticipate nonperformance. In addition, in January 2005, the Company entered into an interest rate cap agreement with a notional amount of $45,000. Under the interest rate cap agreement, the Company receives quarterly payments based upon the excess of the three-month LIBOR over the cap rate of 5.0%. In accordance with the provisions of SFAS No. 133, Accounting for Derivatives and Hedging Activities, these agreements do not meet the criteria to qualify for hedge accounting and are marked to market through earnings and are included in other assets on the balance sheet at fair value in the amount of $499 at September 30, 2005.
     The Company recognized a gain on the change in fair value of the derivatives of $240 and $102, which is included as an offset to interest expense in the consolidated statements of operations, for the three months ended September 30, 2005 and 2004, respectively.
     Cash paid for interest expense totaled $5,905 and $2,699 for the three months ended September 30, 2005 and 2004, respectively.
9. Income Taxes
     For the three months ended September 30, 2005 and September 30, 2004, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of federal benefit, and permanent differences between book and tax income.
10. Commitments and contingencies
Litigation
     The Company is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, the Company accrues reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, separately or in the aggregate, will have a material adverse effect on the Company’s results of operations or financial position.
Performance Bonds
     In certain circumstances the Company is required to provide performance bonds in connection with its contractual commitments. The Company has indemnified the surety for any expenses that may be paid out under these performance bonds. At September 30, 2005, the Company had an outstanding letter of credit of $ 5,000 to provide collateral to the surety. At September 30, 2005 the total amount of outstanding performance bonds was approximately $51,000.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K, which was filed with the SEC on September 28, 2005 and is available on the SEC’s website at www.sec.gov. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Uncertainty of Forward-Looking Statements and Information.”
Introduction
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
     Our powerline services are our core business because these services generate more stable revenues than storm restoration work. These powerline services have benefited from favorable industry growth trends, growth in electricity demand, increased outsourcing and inadequacy of current electric infrastructure. Although storm restoration services can generate significant revenues, the frequency and severity of storms are unpredictable. During the three months ended September 2005 and 2004, we experienced significant storm restoration activity, as major storms hit the Gulf states during both periods, resulting in storm revenues of $94.7 million and $112.2 million, respectively. We cannot accurately predict our future storm restoration revenues.
     The following table sets forth the Company’s revenues by category of service for the periods indicated (amounts in millions):

	For Three Months Ended
	September 30,
	2005		2004
Powerline services	$123.7	56.7%	$108.2	49.1%
Storm restoration services	94.7	43.3	112.2	50.9

Total	$218.4	100.0%	$220.4	100.0%

Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies and litigation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended June 30, 2005 for further information regarding our critical accounting policies and estimates.
Operational Factors
     While industry trends impact our results of operations, we also monitor a number of performance measures and operational factors in operating our business. The statements in this section are based on our current expectations. See “Uncertainty of Forward-Looking Statements and Information.”
     Operational Factors. We are subject to various factors that can affect our results of operations. To mitigate these factors, we focus on elements of the business we can control, including excellent customer service, safety and employee development, cost control and return on invested capital. The operational factors that affect our business include the following:
•	When we add new customers and contracts, we generally experience an increase in costs, including the costs of training and outfitting our crews and spending on equipment and vehicles, resulting in lower gross margins and higher capital expenditures at the beginning of a contract’s term. For example, we added approximately 200 employees to our operating crews during the three months ended September 30, 2005. Once the crews and equipment are fully utilized, our margins generally increase over the life of the contract.

•	Industry-wide insurance costs for workmen’s compensation, medical and general liability have risen in the past several years and are expected to continue to rise at a rate faster than our revenues. We have implemented several safety initiatives designed to reduce incident rates and corresponding insurance costs as well as introduced an employee safety bonus in 2005 that has initially increased our costs.

•	There are a limited number of skilled workers that can perform our work, and during historic periods of increased demand, labor rates have tended to increase. We have been experiencing an improved economic cycle, and we are currently experiencing shortages of skilled personnel in certain markets. These shortages have caused our labor costs to increase, although we historically have been able to obtain increases when we renegotiate rates with our customers to offset these cost increases.

•	We expect an increase in our general and administrative expenses related to the cost of operating as a public company of $2.0 million to $3.0 million per year and additional implementation costs in fiscal 2006 relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 of approximately $1.0 million.

•	Fuel costs have risen in the past year, with significant increases recently, and are expected to continue to rise at a rate faster than our revenues. We have a large fleet of vehicles and equipment that primarily use diesel fuel. We have implemented bulk purchasing in certain areas and may seek other alternatives to hedge fuel costs.
Other Factors. Other factors that will affect our results of operations in future periods include the following:
•	In connection with our acquisition of Red Simpson, we allocated a portion of the purchase price to definite-lived intangible assets that will be amortized over their estimated lives of 3 to 30 years, which will result in an annual amortization charge of $4.9 million in fiscal 2006.

•	In connection with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as of July 1, 2005, we are required to account for share-based payments, including grants of employee stock options, based on fair values, which means that we will begin to recognize compensation expenses in connection with employee stock options. We currently estimate the annual expense for share-based payments to be approximately $3.0 million for fiscal 2006
Results of Operations
     The following table sets forth selected statement of operations data as percentages of revenues for the periods indicated:
Pike Electric Corporation and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended
	September 30,
	2005	2004
Revenues:
Powerline services	56.7%	49.1%
Storm restoration services	43.3	50.9

Total	100.0%	100.0%

Cost of operations	77.7	71.9
Gross profit	22.3	28.1
General and administrative expenses	5.1	5.5
Other operating expense, net	0.1	—

Income from operations	17.1%	22.6%

Other expense:
Interest expense, net	3.7	4.5
Other nonoperating (gain) expense, net	—	—

Income tax expense	5.4	7.1

Net income	8.0%	11.0%

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
     Revenues. Revenues decreased slightly to $218.4 million for the three months ended September 30, 2005 from $220.4 million for the same quarter a year ago. The decrease was due to a $17.6 million reduction in storm revenues, partially offset by an increase of $15.6 million in powerline revenues compared to the same period in the prior year. During the first quarter of both years, we generated substantial revenues from storm restoration services related to major storms impacting the Gulf Coast and Florida.
     Our powerline service revenues increased $15.6 million, or 14.4%, to $123.7 million in the three months ended September 30, 2005 from $108.2 million in the three months ended September 30, 2004. Total powerline man-hours increased, due primarily to an increased workload from our existing customers, while revenue per man-hour increased slightly.
     Our storm restoration revenues decreased $17.6 million, or 15.6%, to $94.7 million for the three months ended September 30, 2005 from $112.2 million for the three months ended September 30, 2004. This decrease in storm restoration revenue was primarily the result of the largest storm restoration event in our history when four hurricanes affected Florida and the surrounding Gulf states during August and September of 2004. We were impacted by major storms in the current fiscal year, including Tropical Storm Cindy and Hurricanes Dennis, Katrina and Rita, and while our storm restoration efforts for these events were significant, our storm restoration revenues decreased in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. We expect storm restoration revenues of between $115 and $125 million for the fiscal 2006 year, which is about four times our annual expected storm revenues of $30 million and $24 to $34 million less than fiscal 2005.
     Gross Profit. Gross profit decreased $13.3 million to $48.7 million for the three month period ended September 30, 2005 from $62.0 million for the three month period ended September 30, 2004. Gross margins decreased to 22.3% in the three month period ended September 30, 2005 from 28.1% in the three month period ended September 30, 2004 primarily due to the reduction in higher margin storm restoration revenues as well as increased labor, fuel and equipment costs compared to the prior year.
     General and Administrative Expenses. General and administrative expenses decreased $1.1 million to $11.1 million for the three months ended September 30, 2005 from $12.2 million for the three months ended September 30, 2004. As a percentage of revenues, general and administrative expenses decreased to 5.1% from 5.5% primarily as the result of eliminating certain non-recurring charges from the prior year, partially offset by increased administrative costs from operating as a public company. We expect general and administrative expenses to increase to about 6% of revenues for the remainder of the fiscal year.
     Other Expense. Other expense decreased $1.7 million to $8.1 million for the three months ended September 30, 2005 from $9.8 million for the three months ended September 30, 2004. The reduction was primarily due to a $2.4 million reduction of charges incurred for deferred loan costs in connection with prepayments of debt included in interest expense. This reduction was partially offset by increased cash interest costs due to increased debt and slightly higher interest rates for the first quarter of fiscal 2006 compared to 2005.
     Income Tax Expense. Income tax expense decreased $3.9 million to $11.8 million for the three months ended September 30, 2005 from $15.7 million for the three months ended September 30, 2004 primarily as a result of a decrease of $10.6 million in income before income taxes to $29.3 million for the three months ended September 30, 2005 from $39.9 million for same period in the prior year. There was no material difference in effective tax rates for the two periods.
     Net Income. As a result of the factors discussed above, net income decreased $6.7 million to $17.5 million for the three months ended September 30, 2005 from $24.2 million for the three months ended September 30, 2004.
Liquidity and Capital Resources
     Our primary cash needs have been for payments under our senior credit facility, our acquisition of Red Simpson, working capital, and capital expenditures. Our primary sources of cash have been borrowings under our senior credit facility and issuances of stock. As of September 30, 2005, our cash totaled $1.3 million and we had $19.9 million available under the $70.0 million revolving portion of our senior credit facility (after giving effect to outstanding standby letters of credit of approximately $25.1 million).
     We believe that our cash flow from operations and borrowings available under our senior credit facility will be adequate to meet our future liquidity needs through the fiscal year ended June 30, 2006. However, our ability to pay the interest on or refinance our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, weather and other factors that are beyond our control.
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
     Although we have no specific current plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or sell additional equity to finance the acquisitions.
Changes in Cash Flows: 2005 Compared to 2004

	Three Months Ended
	September 30,
	2005	2004
	(in millions)
Net cash used in operating activities	$(8.3)	$(16.0)
Net cash used in investing activities	$(13.3)	$(208.4)
Net cash provided by financing activities	$19.9	$220.2
     Net cash used in operating activities decreased $7.7 million to $8.3 million for the three months ended September 30, 2005 from $16.0 million for the three months ended September 30, 2004. For the three months ended September 30, 2005, the net cash used in operating activities primarily consisted of net income of $17.5 million, adjustments to net income from depreciation and amortization of $9.3 million, an increase of accounts payable and accrued expenses of $15.0 million, offset by an increase in accounts receivable and work completed not billed of $50.8 million and deferred compensation payments of $7.1 million. For the three months ended September 30, 2004, net cash used in operating activities primarily consisted of net income of $24.2 million, depreciation expense of $9.2 million, non-cash interest of $6.4 million, deferred income tax expense of $6.2 million, an increase in accounts payable and accrued expenses of $12.6 million, offset by an increase in accounts receivable and work completed not billed of $60.8 million and deferred compensation payments of $15.3 million.
     Net cash used in investing activities in the three months ended September 30, 2005 consisted primarily of $13.8 million for capital expenditures. Net cash used in investing activities in the three months ended September 30, 2004 consisted primarily of the acquisition of Red Simpson of $193.9 million and $14.7 million for capital expenditures. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.
     Net cash provided by financing activities in the three months ended September 30, 2005 primarily reflected proceeds from our initial public offering of $127.1 million and $13.5 million of borrowing under our revolving credit facility partially offset by payments on our credit facility of $122.0. Net cash provided by financing activities in the three months ended September 30, 2004 primarily consisted of borrowings on our credit facility and proceeds from an equity offering to finance our Red Simpson acquisition. In connection with the Red Simpson acquisition, we borrowed $300.0 million under our senior credit facility. We funded the Red Simpson acquisition with $71.0 million from a private placement of our common stock and $122.9 million from borrowings under our senior credit facility. Of the remaining $177.1 million of borrowings, we used $150.0 million to refinance then-existing indebtedness, $16.9 million to pre-fund the first payment under our deferred compensation obligations and the balance to pay transaction fees and expenses.

Capital Expenditures
     We routinely invest in vehicles, equipment and technology. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. Our capital expenditures in the three month period ended September 30, 2005 were $13.8 million. As of September 30, 2005, we had outstanding commitments for capital expenditures of $19.8 million. We expect capital expenditures to range from $40.0 million to $60.0 million in each of the years ended June 30, 2006 and 2007, which could vary depending on the addition of new customers or increased work on existing customer relationships. We intend to fund those expenditures primarily from operating cash flow.
Senior Credit Facility
     On July 1, 2004, in connection with our acquisition of Red Simpson, we refinanced our senior credit facility. On December 10, 2004, in connection with a 2004 recapitalization transaction, we amended our senior credit facility to permit the recapitalization and obtain additional liquidity and operating flexibility. In August 2005, we used net proceeds of $122.0 million from our initial public offering as a prepayment on our senior credit facility. As of September 30, 2005, we had $286.1 million of term loan and $25.0 million of revolver indebtedness outstanding under our senior credit facility. As of September 30, 2005, our borrowing availability under the revolving portion of our senior credit facility was $19.9 million (after giving effect to $25.1 million of outstanding standby letters of credit). The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.
Off-Balance Sheet Arrangements
     Other than letters of credit issued under the $70.0 million revolving portion of our senior credit facility and our obligations under the surety and performance bonds described below, we do not have any other transactions, obligations or relationships that could be considered material off-balance sheet arrangements.
     As of September 30, 2005, we had $25.1 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes.
     In the ordinary course of business, we occasionally are required by our customers to post surety or performance bonds in connection with services that we provide to them. These bonds have face amounts ranging from $0.1 to $5.4 million. As of September 30, 2005, we have approximately $51.0 million in surety bonds outstanding. In addition, we have provided collateral in the form of a letter of credit to sureties in the amount of $5.0 million, which is included in the total letters of credit outstanding above.
Seasonality
     Our services are performed outdoors, causing our results of operations to be subject to seasonal variations due to weather conditions. These seasonal variations affect both our powerline and storm restoration services. In the three months ended September 30, 2005 and 2004, we experienced significant storm restoration activity as a result of three hurricanes and a tropical storm that hit the Gulf States. During the winter months, demand for powerline work is generally lower due to inclement weather. In addition, demand for powerline work generally increases during the spring months due to improved weather conditions and is typically the highest during the summer due to better weather conditions. Periods of extended rainfall will have a negative impact on powerline revenues. In addition, our results of operations are subject to significant variations related to storm restoration services. Due to the unpredictable nature of storms, the level of our storm restoration revenues fluctuates from period to period.
Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4. SFAS No. 151 clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS No. 151 clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The Company adopted this standard during the three month period ended September 30, 2005 with no material impact on its consolidated financial position or consolidated results of operations for the current quarter.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion (“APB”) Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”), and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company adopted this statement during the three month period ended September 30, 2005 with no material impact on its consolidated financial position or consolidated results of operations for the current quarter.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of ABP Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 will have no immediate impact on our consolidated financial statements, though it will impact our presentation of future voluntary accounting changes, should such changes occur.
Uncertainty of Forward-Looking Statements and Information
     This Quarterly Report on Form 10-Q includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended to be “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “will,” “should,” “could,” “expect,” “believe” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:
•	our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business will not have a material adverse effect on the Company’s results of operation or financial position;

•	our expectation regarding an increase in our general and administrative expenses related to the cost of operating as a public company of $2.0 million to $3.0 million per year and additional implementation costs in fiscal 2006 related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 of approximately $1.0 million;

•	our estimate that the annual expense related to share-based payments will be approximately $3.0 million for fiscal 2006;

•	our expectation that we will generate storm restoration revenues of between $115 and $125 million for the fiscal year ended June 20, 2006;

•	our expectation that general and administrative expenses will increase to approximately 6% of revenues for the remainder of the fiscal year;

•	our belief that our cash flow from operations and borrowings available under our senior credit facility will be adequate to meet our future liquidity needs through the fiscal year ended June 30, 2006; and

•	our expectations that our capital expenditures will range from $40 million to $60 million in each of the years ended June 30, 2006 and 2007 and our intention to fund those expenditures from operating cash flow.
     Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following, which are described in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005:
•	We derive a significant portion of our revenues from a small group of customers. The loss of one or more of these customers could negatively impact our business and results of operations.

•	Our customers often have no obligation to assign work to us, and many of our arrangements may be terminated on short notice.

•	We may not be able to realize the anticipated benefits of the Red Simpson acquisition.

•	Our storm restoration services are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, the levels of our financial results from period to period.

•	Our business is subject to numerous hazards that could subject us to substantial monetary and other liabilities.

•	Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all.

•	Record high fuel costs could materially and adversely affect our operating results.

•	Demand for some of our services is cyclical and vulnerable to industry and economic downturns, which could materially and adversely affect our business and results of operations.

•	Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

•	To be successful, we need to attract and retain qualified personnel, and any inability to do so would adversely affect our business.

•	We are dependent on our senior management and other key personnel, the loss of which could have a material adverse effect on our business.

•	Our industry is highly competitive and we may be unable to compete effectively, retain our customers or win new customers, which could result in reduced profitability and loss of market share.

•	We may be unsuccessful at acquiring companies or at integrating companies that we may acquire, and as a result, we may not achieve the expected benefits and our profitability could materially suffer.

•	We have a substantial amount of indebtedness incurred under a senior credit facility, which may restrict our business and operations, adversely affect our cash flow, and restrict our future access to sufficient funding to finance desired growth.

•	During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

•	Our failure to comply with, or the imposition of liability under, environmental laws and regulations could result in significant costs.

•	The electric infrastructure servicing business is subject to seasonal variations, which may cause our operating results to vary significantly from period to period and could cause the market price of our stock to fall.

•	We will incur increased costs as a result of being a public company. As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company.

•	Our results of operations could be adversely affected as a result of goodwill impairments.

•	Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

•	A significant stockholder controls the direction of our business. The concentrated ownership of our common stock will prevent you and other stockholders from influencing significant corporate decisions.

•	Anti-takeover provisions of our charter and bylaws may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that stockholders might consider favorable.

     Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements.
     All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have no material changes to the disclosure on this matter contained in our Annual Report on Form 10-K for the year ended June 30, 2005.
Item 4. Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, (“CEO”), and chief financial officer, (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005.
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
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We expect to complete, by the end of the current calendar year, an existing Department of Labor audit of our 401(k) plan without an assessment against us for penalties or interest. We anticipate the outcome will result in approximately $200,000 in payments to certain plan participants that received redemptions during 2001.
     We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on our results of operations, cash flow or financial position.
Item 6. Exhibits.

Exhibit
No		Description
31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2005	By:	/s/ J. Eric Pike
Chairman, President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Mark Castaneda
Chief Financial Officer