Form 10-Q
period 2005-12-31
Pike Electric CORP
filed 2006-02-13
CIK 1317577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☑
     As of January 31, 2006, there were 32,010,787 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION
FORM 10-Q
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
INDEX

		Page
PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flow	4
	Notes to Condensed Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	21
ITEM 4.	Controls and Procedures	21
PART II. OTHER INFORMATION
ITEM 1.	Legal Proceedings	22
ITEM 4.	Submission of Matters to a Vote of Security Holders
ITEM 6.	Exhibits	22
Signature		23

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	June 30,
	2005	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,814	$3,106
Accounts receivable, net	123,006	60,690
Work completed not billed	52,215	64,568
Inventories	8,699	7,321
Prepaid expenses and other	3,924	11,205
Deferred income taxes	5,162	4,838

Total current assets	194,820	151,728
Property and equipment, net	287,835	281,842
Goodwill	94,400	91,826
Other intangibles, net	52,580	55,128
Deferred loan costs, net	7,563	9,879
Other assets	2,375	2,052

Total assets	$639,573	$592,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,974	$19,574
Accrued expenses	29,532	33,843
Income taxes payable	11,711	—
Current portion of deferred compensation	10,185	12,202
Current portion of insurance and claim accruals	10,912	4,938
Current portion of long-term debt	—	250
Revolving credit facility	20,500	11,500

Total current liabilities	94,814	82,307
Long-term debt, net of current portion	286,050	407,750
Deferred compensation, net of current portion	12,082	16,904
Insurance and claim accruals, net of current portion	13,759	13,484
Deferred income taxes	69,474	71,467
Other liabilities	2,416	60
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share; 100,000 authorized shares; 32,005 and 21,484 shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively	6,425	6,415
Additional paid-in capital	129,399	105
Unearned compensation	—	(879)
Retained earnings (accumulated deficit)	25,154	(5,158)

Total stockholders’ equity	160,978	483

Total liabilities and stockholders’ equity	$639,573	$592,455

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited )
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues	$195,725	$149,404	$414,156	$369,774
Cost of operations	156,291	133,048	326,067	291,459

Gross profit	39,434	16,356	88,089	78,315
General and administrative expenses	11,084	13,130	22,149	25,322
Loss on sale of property and equipment	204	33	349	46

Income from operations	28,146	3,193	65,591	52,947
Other expense (income):
Interest expense	5,705	4,960	13,853	14,844
Other, net	(84)	(22)	(105)	(79)

Total other expense	5,621	4,938	13,748	14,765

Income (loss) before income taxes	22,525	(1,745)	51,843	38,182
Income tax expense (benefit)	8,954	(275)	20,757	15,453

Net income (loss)	$13,571	$(1,470)	$31,086	$22,729

Earnings (loss) per share:
Basic earnings (loss) per share	$0.43	$(0.05)	$1.03	$0.67

Diluted earnings per share	$0.41	$(0.05)	$0.99	$0.66

Shares used in computing earnings (loss) per share:
Basic	31,833	32,275	30,314	33,898

Diluted	33,025	32,275	31,488	34,355

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited )
(In thousands)

	Six Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$31,086	$22,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,828	18,658
Non-cash interest expense	3,211	7,368
Deferred income taxes	(2,317)	9,393
Unrealized gains on investments	—	(566)
Loss on sale of property and equipment	349	46
Equity compensation expense	1,471	444
Changes in operating assets and liabilities:
Accounts receivable and work completed not billed	(49,963)	(18,297)
Inventories, prepaids and other	5,844	(8,404)
Insurance and claim accruals	6,249	57
Accounts payable and other	373	1,604
Deferred compensation	(7,343)	(9,338)

Net cash provided by operating activities	7,788	23,694

Cash flows from investing activities:
Purchases of property and equipment	(24,935)	(27,454)
Business acquisitions, net of cash acquired	—	(193,928)
Proceeds from sale of property and equipment	1,522	1,032

Net cash used in investing activities	(23,413)	(220,350)

Cash flows from financing activities:
Principal payments on long-term debt	(121,950)	(178,500)
Proceeds from long-term debt	—	450,000
Proceeds from (payments on) revolving credit facility, net	9,000	(3,631)
Equity compensation excess tax benefit	1,198	—
Repurchase of common stock	—	(123,283)
Net proceeds from sale of common stock	126,740	71,975
Deferred loan costs	(655)	(12,254)

Net cash provided by financing activities	14,333	204,307

Net decrease (increase) in cash and cash equivalents	(1,292)	7,651
Cash and cash equivalents beginning of period	3,106	4,937

Cash and cash equivalents end of period	$1,814	$12,588

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 (Unaudited)
(In thousands, except per share amounts)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Pike Electric Corporation (the “Company”) are unaudited and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management these financial statements include all adjustments (consisting of normal recurring adjustments) that are considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The balance sheet at June 30, 2005 has been derived from the audited financial statements of the Company as of June 30, 2005 but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with our financial statements and related notes included in our report on Form 10-K for the year ended June 30, 2005.
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
     On August 1, 2005, the Company completed its initial public offering (“IPO”) of 10,000 shares of common stock, receiving approximately $121,950 in net proceeds after deducting underwriting discounts, commissions, offering expenses and the fee for the termination of the management agreement with Lindsay Goldberg & Bessemer. All of the net proceeds were used to repay long-term debt. The Company incurred a charge of $2,448 related to the prepayment of long-term debt.
3. Business
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
     The Company monitors revenues by two categories of services: powerline and storm restoration. The Company uses this breakdown because powerline services represent its ongoing service revenues, most of which are generated by its customers’ recurring maintenance needs, while storm restoration revenues are dependent on weather related events.

     The following table sets forth the Company’s revenues by category of service for the periods indicated:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2005		2004		2005		2004
Powerline	$124.3	63.5%	$129.4	86.6%	$248.1	59.9%	$237.6	64.2%
Storm	71.4	36.5%	20.0	13.4%	166.1	40.1%	132.2	35.8%

Total	$195.7	100.0%	$149.4	100.0%	$414.2	100.0%	$369.8	100.0%

4. Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion (“APB”) Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”), and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company adopted this statement during the six month period ended December 31, 2005 with no material impact on its consolidated financial position or consolidated results of operations for the current quarter.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of ABP Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 will have no immediate impact on our consolidated financial statements, though it will impact our presentation of future voluntary accounting changes, should such changes occur.
     In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations (“SFAS No. 143”)” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005, and we will adopt this provision, as applicable, during fiscal year 2006.
5. Stock-Based Compensation
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
     The Company has three share-based compensation plans, which are described below. The compensation cost that has been charged against income for those plans was approximately $686 and $0 for the three-month periods ended December 31, 2005 and December 31, 2004, respectively, and $1,670 and $0 for the six-month periods ended December 31, 2005 and December 31, 2004, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $274 and $668 for the three and six months ended December 31, 2005, respectively.
     In April 2002, the Company implemented the 2002 Stock Option Plan A (“Stock Plan A”). Stock Plan A authorizes the Board of Directors to grant nonqualified stock options to employees, officers, and directors of the Company. Options granted under the Stock Plan A have a term of up to ten years and generally vest over a four-year period beginning on the date of the grant. Options under Stock Plan A must be granted at a price not less than the fair market value at the date of grant. The Company does not intend to issue additional grants under Stock Plan A.
     In April 2002, the Company implemented the 2002 Stock Option Plan B (“Stock Plan B”). Stock Plan B authorizes the Board of Directors to grant nonqualified stock options to employees, officers, and directors of the Company. Under Stock Plan B, stock options must be granted at a price not less than the fair market value at the date of grant. Options granted under the Stock Plan B have a term of up to ten years and generally vest over a four-year period beginning on the date of the grant. Under the terms of the Stock Plan B options, vesting was accelerated upon the IPO transaction in August 2005. Approximately $436 of the compensation cost for the six month period ended December 31, 2005 related to accelerated vesting of the Company’s Stock Plan B options. There will be no future charges related to the Stock Plan B options and the Company does not intend to issue additional grants under Stock Plan B.
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

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average long-term implied volatilities of peer companies as our Company has limited trading history. The expected life is based on the average life of the options of 10 years and the weighted average graded vesting period of 5 years, and forfeitures are estimated at 5% based on certain historical data as the Company has limited history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the six months ended December 31, 2005 and 2004.

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2005	2004
Dividend yield	—	—
Risk-free interest rate	4.06%-4.48%	3.75%
Volatility	0.29	0.45
Expected life	6.5 years	6.0 years
     A summary of option activity under the stock option plans as of December 31, 2005, and changes during the six month period ended December 31, 2005 is presented below:

				Weighted
				Average
	Options	Options	Exercise	Exercise
	Available	Outstanding	Price ($)	Price($)
Balance at June 30, 2005	127	2,905	$3.80-6.51	$4.80

Exercised	—	(348)	3.80-6.51	4.41

Authorized	1,750	—	—	—

Forfeited	116	(116)	6.51 – 14.00	10.02

Granted	(1,043)	1,043	14.00 - 18.62	14.28

Balance at December 31, 2005	950	3,484	$3.80-18.62	$7.50

     The following table sets forth the exercise prices, the number of options outstanding and the number of options exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted	Contractual Life	Number of	Weighted
	Options	Average	Remaining	Options	Average
Exercise price	Outstanding	Exercise Price	(Years)	Exercisable	Exercise Price
$3.80	1,568	$ 3.80	6.3	1,181	$3.80
6.51	928	6.51	8.8	392	6.51
14.00	915	14.00	9.6	—	—
14.03	9	14.03	9.6	—	—
18.62	64	18.62	9.8	—	—

Total/Avg	3,484	$7.50	7.9	1,573	$4.47

     The following table sets forth information pertaining to the Company’s exercisable options and options expected to vest:

Six Months
Ended
December 31,
2005
Non-Qualified Stock Options:
Fair value of options granted during period expected to vest	$5,246
Aggregate intrinsic value of exercisable and nonvested options expected to vest	$28,184
Number of nonvested options expected to vest	1,680
Weighted average price of nonvested options expected to vest	$9.82
Weighted average remaining life of nonvested options expected to vest	9.2
Intrinsic value of nonvested options expected to vest	$10,892
     The weighted-average grant-date fair value of options granted during the six month period ended December 31, 2005 was $14.28. The total intrinsic value of options exercised during the six month period ended December 31, 2005 was $2,996.
     As of December 31, 2005, there was $6,287 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 4.1 years. The total fair value of shares vested during the six month period ended December 31, 2005 was $436.
     Cash received from option exercises under all share-based payment arrangements for the six month period December 31, 2005 was $1,537. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1,198 for the six month period ended December 31, 2005.
     A summary of the status of the Company’s non-vested restricted stock as of December 31, 2005, and changes during the six months then ended is presented below:

		Weighted
		Average
		Grant-Date
Non-vested Restricted Stock	Shares	Fair Value
Non-vested shares as of June 30, 2005	180	$6.81
Granted	181	$14.28
Vested	—	—
Forfeited	(9)	$14.00
Non-vested shares as of December 31, 2005	352	$10.47

     For purposes of disclosures pursuant to SFAS No. 123 for awards granted prior to the Company becoming a public company, the estimated fair value of the options is amortized to expense over the options’ vesting period using the straight line method. The following table illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 with respect to the three and six month periods ended December 31, 2004.

	Three Months	Six Months
	Ended	Ended
	December 31,	December 31,
	2004	2004
Net (loss) income, as reported	$(1,470)	$22,729
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	2,775	2,880
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income tax effects	(589)	(841)

Pro forma net income	$716	$24,768

(Loss) earnings per share — basic, as reported	$(0.05)	$0.67

(Loss) earnings per share — diluted, as reported	$(0.05)	$0.66

Earnings per share — basic, proforma	$0.02	$0.73

Earnings per share — diluted, proforma	$0.02	$0.72

6. Acquisition
     On July 1, 2004, the Company acquired all of the outstanding stock of Red Simpson, an electric transmission and distribution services provider headquartered in Alexandria, Louisiana prior to the acquisition. Red Simpson’s service territory was contiguous with the Company’s. The acquisition diversified the Company’s customer base by providing several new customers. The total cash purchase price was approximately $193,928, net of cash acquired of approximately $2,173. The acquisition was financed through the issuance of approximately $71,000 in new common stock to certain of our existing stockholders and approximately $122,928 of new indebtedness under the Company’s secured bank credit agreement, which was refinanced in connection with the transaction, see Note 8. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations.
     Identified intangible assets consisting of customer relationships and customer arrangements have been valued at approximately $43,220 and $6,990, respectively, and will be amortized over their estimated useful lives of 30 and 3 years, respectively. Additionally, we have non-compete agreements with different individuals valued at $5,500 and $5,100, respectively that are being amortized over their estimated useful lives of 9 and 5 years, respectively.
7. Earnings Per Share
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income (loss) (numerator)	$13,571	$(1,470)	$31,086	$22,729
Weighted-average number of common shares (denominator)	31,833	32,275	30,314	33,898
Basic earnings (loss) per common share	$0.43	$(0.05)	$1.03	$0.67
Weighted-average number of common shares	31,833	32,275	30,314	33,898
Potential common stock arising from stock options	1,192	—	1,174	457
Total shares-diluted (denominator)	33,025	32,275	31,488	34,355
Diluted earnings (loss) per common share	$0.41	$(0.05)	$0.99	$0.66
Anti-dilutive weighted shares excluded from the calculation of earnings per share	966	3,630	831	953

     Common stock options for the three months ended December 31, 2004 have been excluded from the computation of diluted loss per share because they were anti-dilutive.
8. Accounts Receivable
     Accounts receivable consist of $123,006 and $60,690 as of December 31, 2005 and June 30, 2005, respectively, and are from customers located in the United States. Reserves on accounts receivables were $1,939 and $236 at December 31, 2005 and June 30, 2005, respectively. The Company did not have reserves on accounts receivable at December 31, 2004.

9. Debt
     Debt consists of the following:

	December 31,	June 30,
	2005	2005
Revolving credit facility	$20,500	$11,500

Long-term debt:
$300 million term loan	$182,287	$260,000
$150 million term loan	103,763	148,000

	286,050	408,000
Less: current portion	—	250

Long term debt	$286,050	$407,750

     On July 1, 2004, the Company obtained a secured bank credit agreement (“2004 Credit Agreement”) in connection with the business acquisition discussed in Note 6. The 2004 Credit Agreement consists of: (i) a $300,000 term loan due July 1, 2012 bearing interest at a variable rate based on the Company’s leverage ratio, with interest payable monthly and principal payable quarterly beginning on September 30, 2004; and (ii) a $70,000 revolving facility that matures July 1, 2010 and bears interest at a variable rate based on the Company’s leverage ratio, with interest on the outstanding balance payable monthly. The proceeds of the term loan were used to pay the acquisition consideration discussed in Note 6, to retire the $137,000 outstanding amount under the Company’s prior credit agreement, to pay loan issuance costs of approximately $10,200 and acquisition transaction fees and expenses of approximately $4,200 and to provide the Company with working capital for operations. In connection with the 2004 Credit Agreement, the Company wrote off the remaining unamortized portion of deferred loan costs related to the Company’s prior credit agreement totaling approximately $5,583, which has been recorded in the Company’s statement of operations for the year ended June 30, 2005 in interest expense.
     On December 10, 2004, the 2004 Credit Agreement was amended to permit the Company’s 2004 recapitalization transaction and increase the total facility to $520,000. In addition to the original $300,000 term loan and $70,000 revolving credit facility, the Company obtained a new $150,000 term loan. The new $150,000 term loan is due December 31, 2012 and bears interest at a variable rate based on the Company’s leverage ratio, with interest payable monthly and principal payable quarterly beginning March 31, 2005.
     On August 1, 2005, the Company used approximately $121,950 in net proceeds from its IPO to repay a portion of the term loans under the 2004 Credit Agreement. In connection with this repayment, the Company incurred an additional interest expense of $2,448 related to deferred loan costs.
     On December 12, 2005, the 2004 Credit Agreement was further amended to increase the revolving credit facility from $70,000 to $90,000 and reduce borrowing costs by 50 basis points on both the term and revolving credit portions of the agreement. Additionally, the amendment modified certain financial covenants and allows the Company to make cash dividends to shareholders upon achieving certain defined leverage ratios. Borrowing availability under the 2004 Credit Agreement was $44,400 as of December 31, 2005 (after giving effect to $25,100 of outstanding letters of credit).
     In January 2005, the Company entered into interest rate swap and cap agreement in the amount of $50,000 and $45,000, respectively. The swap agreements are for a two year term to hedge against interest rate fluctuations and the cap limits the maximum amount of interest to be charged. In accordance with the provisions of SFAS No. 133, Accounting for Derivatives and Hedging Activities, these agreements do not meet the criteria to qualify for hedge accounting and are marked to market through earnings and are included in other assets on the balance sheet at fair value in the amount of $523 at December 31, 2005. The gains (losses) recognized on hedging transactions were not material for the three and six months ending December 31, 2005 and 2004.
     Cash paid for interest expense totaled $10,642 and $6,756 for the six months ended December 31, 2005 and 2004, respectively.

10. Income Taxes
     For the three and six months ended December 31, 2005 and December 31, 2004, respectively, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of federal benefit, and permanent differences between book and tax income.
11. Commitments and contingencies
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
Performance Bonds
     In certain circumstances the Company is required to provide performance bonds in connection with its contractual commitments. The Company has indemnified the surety for any expenses that may be paid out under these performance bonds. At December 31, 2005, the Company had an outstanding letter of credit of $5,000 to provide collateral to the surety. At December 31, 2005 the total amount of outstanding performance bonds was approximately $45,800.

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
Introduction
     We are one of the largest third-party providers of outsourced electric distribution and transmission services in the United States. Our core activities consist of the maintenance, upgrade and extension of electric distribution and sub-500 kV transmission power lines. Our customers include more than 150 electric utilities, cooperatives and municipalities across a contiguous 19-state region that stretches from Pennsylvania in the north to Florida in the southeast and to Texas in the southwest. .
     We monitor our revenues by the two categories of services we provide: powerline and storm restoration. We use this breakdown because powerline services represent our ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, while storm restoration revenues are dependent on weather related events.
     Our powerline services are our core business because these services generate more stable and predictable revenues than does our storm restoration work. Powerline services have benefited from favorable industry growth trends, growth in electricity demand, increased outsourcing and the inadequacy of the current electric infrastructure. Although storm restoration services can generate significant revenues, the frequency and severity of storms are unpredictable. During the six months ended December 31, 2005 and 2004, we experienced significant storm restoration activity resulting in storm revenues of $166.1 million and $132.2 million, respectively. We cannot accurately predict the occurrence or magnitude of future storm restoration revenues.
     The following table sets forth the Company’s revenues by category of service for the periods indicated (amounts in millions):

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2005		2004		2005		2004
Powerline	$124.3	63.5%	$129.4	86.6%	$248.1	59.9%	$237.6	64.2%
Storm	71.4	36.5%	20.0	13.4%	166.1	40.1%	132.2	35.8%
Total	$195.7	100.0%	$149.4	100.0%	$414.2	100.0%	$369.8	100.0%

Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance United States generally accepted accounting principles. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, accounts receivable reserves, self-insured claims liability, valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies, litigation and stock based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended June 30, 2005 for further information regarding our critical accounting policies and estimates.
Operational Factors
     There are a number of operational and other factors that affect our business in addition to general industry trends. The statements in this section are based on our current expectations. See “Uncertainty of Forward-Looking Statements and Information.”
     Operational Factors. We are subject to various factors that can affect our results of operations. To mitigate these factors, we focus on elements of the business we can control, including excellent customer service, safety, employee development, cost control and return on invested capital. The operational factors that affect our business include the following:
•	When we add new customers and contracts, we generally experience an increase in costs, including the costs of training and outfitting our crews and spending on equipment. Once the crews and equipment are fully utilized, our margins generally increase over the life of the contract.

•	Industry-wide insurance costs for workmen’s compensation, medical and general liability have risen in the past several years and are expected to continue to rise at a rate faster than our revenues. We have implemented several safety initiatives designed to reduce incident rates and corresponding insurance costs as well as introduced an employee safety bonus in 2005 that has initially increased our costs.

•	There are a limited number of skilled workers that can perform our work, and during historic periods of increased demand, labor costs have tended to increase. We have been experiencing an improved economic cycle, and we are currently experiencing shortages of skilled personnel in certain markets. While shortages have caused our labor costs to increase, we historically have been able to obtain increases when we renegotiate rates with our customers to offset these cost increases.

•	We expect an increase in our general and administrative expenses related to the cost of operating as a public company of $2.0 million to $3.0 million per year and additional implementation costs in fiscal 2006 and 2007 relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 of approximately $1.0 million.

•	Fuel costs have risen in the past year, with significant increases recently, and are expected to continue to rise at a rate faster than our revenues. We have a large fleet of vehicles and equipment that primarily use diesel fuel. We have implemented bulk purchasing in certain areas and may seek other alternatives to hedge fuel costs.
     Other Factors. Other factors that will affect our results of operations in future periods include the following:
•	In connection with our acquisition of Red Simpson, we allocated a portion of the purchase price to definite-lived intangible assets that will be amortized over their estimated lives of 3 to 30 years, which will result in an annual amortization charge of $5.2 million in fiscal 2006.

•	In connection with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as of July 1, 2005, we are required to account for share-based payments, including grants of employee stock options, based on fair values, which means that we will begin to recognize compensation expenses in connection with employee stock options. We currently estimate the annual expense for share-based payments to be approximately $3.0 million for fiscal 2006

Results of Operations
     The following table sets forth selected statement of operations data as percentages of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues:
Powerline services	63.5%	86.6%	59.9%	64.2%
Storm restoration services	36.5	13.4	40.1	35.8

Total	100.0%	100.0%	100.0%	100.0%

Cost of operations	79.9	89.1	78.7	78.8
Gross profit	20.1	10.9	21.3	21.2
General and administrative expenses	5.7	8.8	5.4	6.9
Other operating expense, net	0.0	0.0	0.1	0.0

Income from operations	14.4%	2.1%	15.8%	14.3%

Other expense:
Interest expense, net	2.9	3.3	3.3	4.0
Income tax expense (benefits)	4.6	(0.2)	5.0	4.2

Net income (loss)	6.9%	(1.0)%	7.5%	6.1%

  Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004
     Revenues. Revenues increased $46.3 million, or 31.0%, to $195.7 million for the three months ended December 31, 2005 from $149.4 million for the same quarter a year ago. The increase was due to a $51.4 million increase in storm revenues that was partly offset by a $5.1 million decrease in powerline revenues compared to the same period in the prior year. We generated substantial revenues from storm restoration services in 2005 related to hurricanes impacting the Gulf Coast and Florida and ice storms affecting the Southeast.
     Our powerline service revenues decreased 4.0%, to $124.3 million in the three months ended December 31, 2005 from $129.4 million in the three months ended December 31, 2004. Total powerline man-hours and revenue per hour decreased slightly due to redeployment of personnel to storm restoration services.
     Our storm restoration revenues increased 257.7%, to $71.4 million for the three months ended December 31, 2005 from $20.0 million for the three months ended December 31, 2004. This increase in storm restoration revenue was primarily the result of the three hurricanes that affected the Gulf Coast and Florida during September and October of 2005 and ice storms in December affecting Georgia, North Carolina, South Carolina and Virginia.
     Gross Profit. Gross profit increased $23.1 million to $39.4 million for the three month period ended December 31, 2005 from $16.3 million for the three month period ended December 31, 2004. Gross margins increased to 20.1% in the three month period ended December 31, 2005 from 10.9% in the three month period ended December 31, 2004 primarily due to the increased mix of higher margin storm restoration revenues as well as the absence of certain non-recurring costs including approximately $1.7 million for discontinued deferred compensation related to our Red Simpson acquisition included in the prior year.
     General and Administrative Expenses. General and administrative expenses decreased $2.0 million to $11.1 million for the three months ended December 31, 2005 from $13.1 million for the three months ended December 31, 2004 primarily as the result of eliminating certain non-recurring charges such as $4.2 million in stock option expense relating to our December 2004 recapitalization from the prior year, partially offset by increased administrative costs as a result of operating as a public company. As a percentage of revenues, general and administrative expenses decreased to 5.7% from 8.8% due to the combination of increased revenues and lower expenses.

     Other Expense. Other expense increased slightly to $5.7 million for the three months ended December 31, 2005 from $5.0 million for the three months ended December 31, 2004. The increase was primarily due to higher interest rates for the second quarter of fiscal 2006 compared to 2005.
     Income Tax Expense. Income tax expense increased to $9.0 million for the three months ended December 31, 2005 from ($0.2) million for the three months ended December 31, 2004 primarily as a result of an increase in income before income taxes to $22.5 million for the three months ended December 31, 2005 from a ($1.7) million loss for same period in the prior year.
     Net Income. As a result of the factors discussed above, net income increased to $13.5 million for the three months ended December 31, 2005 from a ($1.5) million loss for the three months ended December 31, 2004. The prior year loss included charges related to our common stock recapitalization in December 2004 and discontinued deferred compensation related to our Red Simpson acquisition totaling $4.6 million on an after-tax basis.
  Six Months Ended December 31, 2005 Compared to the Six Months Ended December 31, 2004
     Revenues. Revenues increased $44.4 million, or 12.0%, to $414.2 million for the six months ended December 31, 2005 from $369.8 million for the same quarter a year ago. The increase was due to a $33.9 million increase in storm revenues coupled with a $10.5 million increase in powerline revenues compared to the same period in the prior year. We generated substantial revenues from storm restoration services in 2005 related to major storms impacting the Gulf Coast and Florida.
     Our powerline service revenues increased 4.4%, to $248.1 million in the six months ended December 31, 2005 from $237.6 million in the six months ended September 30, 2004. Total powerline man-hours increased due primarily to an increased workload from our existing customers. This increase was partially offset as a result of the temporary redeployment of certain personnel to our storm restoration services. Revenue per man-hour increased slightly for the six months ended December 31, 2005 compared to the prior year.
     Our storm restoration revenues increased 25.7%, to $166.1 million for the six months ended December 31, 2005 from $132.2 million for the six months ended December 31, 2004. This increase in storm restoration revenue was primarily the result of major storms in the current fiscal year, including Tropical Storm Cindy and Hurricanes Dennis, Katrina, Rita and Wilma and ice storms affecting Georgia, North Carolina, South Carolina and Virginia. This past hurricane season had the largest number of named storms in history. Storm revenues are unpredictable. We expect storm revenues to return to normalized levels as we have experienced a record amount of storm revenues in the first six months of this fiscal year.
     Gross Profit. Gross profit increased $9.8 million to $88.1 million for the six month period ended December 31, 2005 from $78.3 million for the six month period ended December 31, 2004. Gross margins were essentially flat at 21.3% during the six month periods ended December 30, 2005 and 2004 due to an increased percentage of higher margin storm revenues offset by increased fuel and equipment costs in the current year compared to the prior year. For the remaining six months of the fiscal year, we expect gross margins to return to normalized levels.
     General and Administrative Expenses. General and administrative expenses decreased $3.2 million to $22.1 million for the six months ended December 31, 2005 from $25.3 million for the six months ended December 31, 2004 primarily as the result of eliminating certain non-recurring charges such as $4.2 million in stock option expense relating to our December 2004 recapitalization from the prior year, partially offset by increased administrative costs as a result of operating as a public company. As a percentage of revenues, general and administrative expenses decreased to 5.3% from 6.8% due to the combination of increased revenues and non-recurring costs in the prior year.
     Other Expense. Other expense decreased slightly to $13.7 million for the six months ended December 31, 2005 from $14.7 million for the six months ended December 31, 2004. The reduction was primarily due to a $2.4 million reduction of charges incurred for deferred loan costs in connection with prepayments of debt included in interest expense due to the 2004 debt restructuring, which was partially offset by increased interest expense during the current year.

     Income Tax Expense. Income tax expense increased $5.3 million to $20.8 million for the six months ended December 31, 2005 from $15.5 million for the six months ended December 31, 2004 primarily as a result of a increase in income before income taxes. There was no material difference in effective tax rates for the two periods.
     Net Income. As a result of the factors discussed above, net income increased 36.8% to $31.1 million for the six months ended December 31, 2005 from $22.7 million for the six months ended December 31, 2004.
Liquidity and Capital Resources
     Our primary cash uses have been for payments under our senior credit facility, our acquisition of Red Simpson, working capital and capital expenditures. Our primary sources of cash have been from operations, borrowings under our senior credit facility and issuances of stock. As of December 31, 2005, our cash totaled $1.8 million and we had $44.4 million available under the $90.0 million revolving portion of our senior credit facility (after giving effect to outstanding standby letters of credit of approximately $25.1 million).
     We believe that our cash flow from operations and borrowings available under our senior credit facility will be adequate to meet our future liquidity needs through the fiscal year ended June 30, 2006. However, our ability to pay the interest on or refinance our indebtedness or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, weather and other factors that are beyond our control.
     We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on our customers’ electric infrastructure and the corresponding spending by our customers on electric service and repairs. We may experience seasonal working capital needs from approximately August through February of each year in connection with our storm restoration services. The increased service activity causes an excess of customer billings over customer collections, leading to increased accounts receivable during those periods. In the past, we have utilized borrowings under the revolving portion of our senior credit facility to satisfy normal operating costs during these periods.
     Although we have no specific current plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely need to incur additional debt or sell additional equity to finance the acquisitions.
Changes in Cash Flows

	Six Months Ended
	December 31,
	2005	2004
	(in millions)
Net cash provided by operating activities	$7.8	$23.7
Net cash used in investing activities	$(23.4)	$(220.4)
Net cash provided by financing activities	$14.3	$204.3
     Net cash provided by operating activities decreased $15.9 million to $7.8 million for the six months ended December 31, 2005 from $23.7 million for the six months ended December 31, 2004 primarily as a result of an increase in cash used for working capital of $10.5 million due to the increased revenues in the current period, negative impact of adjustments to net income, primarily form non-cash interest and deferred taxes of $13.8 million partially offset by an increase in cash generated from net income of $8.4 million compared to the prior period. For the six months ended December 31, 2005, the net cash provided by operating activities primarily consisted of net income of $31.1 million, adjustments to net income from depreciation and amortization of $18.8 million, a decrease of inventories, prepaids and other of $5.8 million and an increase in insurance claim accruals of $6.2 million. This was partially offset by an increase in accounts receivable and work completed not billed of $50.0 million and deferred compensation payments of $7.3 million. For the six months ended December 31, 2004, net cash used in operating activities primarily consisted of net income of $22.7 million, depreciation and amortization expense of $18.7 million, non-cash interest of $7.4 million and deferred income tax expense of $9.4 million. This was partially offset by an increase in accounts receivable and work completed not billed of $18.3 million, other assets of $6.2 million and deferred compensation payments of $9.3 million.

     Net cash used in investing activities in the six months ended December 31, 2005 consisted primarily of $24.9 million for capital expenditures. Net cash used in investing activities in the six months ended December 31, 2004 consisted primarily of the acquisition of Red Simpson for $193.9 million and $27.5 million for capital expenditures. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.
     Net cash provided by financing activities in the six months ended December 31, 2005 primarily reflected proceeds from our initial public offering of $126.7 million and $9.0 million of borrowing under our revolving credit facility partially offset by payments on our credit facility of $122.0 million. Net cash provided by financing activities in the six months ended December 31, 2004 primarily consisted of $450 million of borrowings on our credit facility and proceeds from an equity offering to finance our Red Simpson acquisition. We funded the Red Simpson acquisition with $71.0 million from a private placement of our common stock and $122.9 million from borrowings under our senior credit facility. Of the remaining $327.1 million of borrowings, we used $150.0 million to refinance then-existing indebtedness, $123.3 million to redeem shares from existing shareholders as part of our December 2004 recapitalization transaction, $16.9 million to pre-fund the first payment under our deferred compensation obligations and the balance to pay transaction fees and expenses.
  Senior Credit Facility
     As of December 31, 2005, we had $286.1 million of term loan and $20.5 million of revolver indebtedness outstanding under our senior credit facility. As of December 31, 2005, our borrowing availability under the revolving portion of our senior credit facility was $44.4 million (after giving effect to $25.1 million of outstanding standby letters of credit). The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.
Off-Balance Sheet Arrangements
     Other than letters of credit issued under the $90.0 million revolving portion of our senior credit facility and our obligations under the surety and performance bonds described below, we do not have any other transactions, obligations or relationships that could be considered material off-balance sheet arrangements.
     As of December 31, 2005, we had $25.1 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes.
     In the ordinary course of business, we occasionally are required by our customers to post surety or performance bonds in connection with services that we provide to them. These bonds have face amounts ranging from $0.1 to $13.5 million. As of December 31, 2005, we have approximately $45.8 million in surety bonds outstanding. In addition, we have provided collateral in the form of a letter of credit to sureties in the amount of $5.0 million, which is included in the total letters of credit outstanding above.

Seasonality
     Our services are performed outdoors, causing our results of operations to be subject to seasonal variations due to weather conditions. These seasonal variations affect both our powerline and storm restoration services. In the six months ended December 31, 2005 and 2004, we experienced significant storm restoration activity as a result of hurricanes affecting the Gulf States and Florida and ice storms that hit Georgia, North Carolina, South Carolina and Virginia. During the winter months, demand for powerline work is generally lower due to inclement weather. In addition, demand for powerline work generally increases during the spring months due to improved weather conditions and is typically the highest during the summer due to better weather conditions. Periods of extended rainfall will have a negative impact on powerline revenues. In addition, our results of operations are subject to significant variations related to storm restoration services. Due to the unpredictable nature of storms, the level of our storm restoration revenues fluctuates from period to period.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion (“APB”) Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”), and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company adopted this statement during the six months ended December 30, 2005 with no material impact on its consolidated financial position or consolidated results of operations for the current quarter.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of ABP Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 will have no immediate impact on our consolidated financial statements, though it will impact our presentation of future voluntary accounting changes, should such changes occur.
     In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations- an interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations (“SFAS No. 143”)” (“FIN No. 47”). FIN No. 47 clarifies that the term conditional asset retirement obligation as used in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal periods beginning after December 15, 2005, and we will adopt this provision, as applicable, during fiscal year 2006.
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
•	our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business will not have a material adverse effect on the Company’s results of operation or financial position;

•	our expectation regarding an increase in our general and administrative expenses related to the cost of operating as a public company of $2.0 million to $3.0 million per year and additional implementation costs in fiscal 2006 and 2007 related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 of approximately $1.0 million;

•	our estimate that the annual expense related to share-based payments will be approximately $3.0 million for fiscal 2006;

•	our expectations regarding our mix of revenues and gross margins returning to normalized levels for the remaining six months of the fiscal year;

•	our belief that our cash flow from operations and borrowings available under our senior credit facility will be adequate to meet our future liquidity needs through the fiscal year ended June 30, 2006;

•	our expectations that our capital expenditures will range from $40 million to $60 million in each of the years ended June 30, 2006 and 2007 and our intention to fund those expenditures from operating cash flow.
     Any or all of our forward-looking statements may turn out to be incorrect. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following, which are described in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005:
•	We derive a significant portion of our revenues from a small group of customers. The loss of one or more of these customers could negatively impact our business and results of operations.
•	Our customers often have no obligation to assign work to us, and many of our arrangements may be terminated on short notice.
•	We may not be able to realize the anticipated benefits of the Red Simpson acquisition.
•	Our storm restoration services are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, the levels of our financial results from period to period.
•	Our business is subject to numerous hazards that could subject us to substantial monetary and other liabilities.
•	Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all.
•	Record high fuel costs could materially and adversely affect our operating results.
•	Demand for some of our services is cyclical and vulnerable to industry and economic downturns, which could materially and adversely affect our business and results of operations.
•	Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.
•	To be successful, we need to attract and retain qualified personnel, and any inability to do so would adversely affect our business.
•	We are dependent on our senior management and other key personnel, the loss of which could have a material adverse effect on our business.
•	Our industry is highly competitive and we may be unable to compete effectively, retain our customers or win new customers, which could result in reduced profitability and loss of market share.
•	We may be unsuccessful at acquiring companies or at integrating companies that we may acquire, and as a result, we may not achieve the expected benefits and our profitability could materially suffer.

•	We have a substantial amount of indebtedness incurred under a senior credit facility, which may restrict our business and operations, adversely affect our cash flow, and restrict our future access to sufficient funding to finance desired growth.
•	During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.
•	Our failure to comply with, or the imposition of liability under, environmental laws and regulations could result in significant costs.
•	The electric infrastructure servicing business is subject to seasonal variations, which may cause our operating results to vary significantly from period to period and could cause the market price of our stock to fall.
•	As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company.
•	Our results of operations could be adversely affected as a result of goodwill impairments.
•	Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.
•	A significant stockholder controls the direction of our business. The concentrated ownership of our common stock will prevent you and other stockholders from influencing significant corporate decisions.
•	Anti-takeover provisions of our charter and bylaws may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that stockholders might consider favorable.
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
Item 4. Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, (“CEO”), and chief financial officer, (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2005.
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We completed an existing Department of Labor audit of our 401(k) plan in December 2005 without an assessment against us for penalties or interest. We paid $200,000 to our 401(k) plan in December 2005 for certain plan participants that received redemptions during 2001.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our annual meeting of stockholders in Bermuda Run, North Carolina on December 7, 2005. Seven members were elected to the board of directors, each to serve until our next annual meeting of stockholders and until their respective successors have been elected and qualified.
     The following seven individuals were elected to the board of directors by the holders of our Common Stock, with no abstentions or broker non-votes:

Nominee	For	Withheld
J. Eric Pike	25,377,306	3,854,255
Adam P. Godfrey	24,685,824	4,545,737
Alan E. Goldberg	24,710,089	4,521,472
James R. Helvey, III	28,581,887	649,674
Stuart S. Janney, III	24,964,400	4,267,161
Robert D. Lindsay	24,966,350	4,265,211
J. Russell Triedman	24,942,125	4,289,436
     The stockholders approved the Company’s Employee Stock Purchase Plan with (i) 19,903,587 votes for, (ii) 3,513,073 votes against, (iii) 226,470 votes abstaining, and (iv) 5,588,430 broker non-votes.
     The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2006 with (i) 29,015,821 votes for, (ii) 19,795 votes against and (iii) 195,945 votes abstaining. There were no broker non-votes for this item.
Item 6. Exhibits.

Exhibit
No.		Description

31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2006	By:	/s/ J. Eric Pike

Chairman and Chief Executive Officer

Date: February 13, 2006	By:	/s/ Mark Castaneda

Chief Financial Officer