Form 10-Q
period 2006-03-31
Pike Electric CORP
filed 2006-05-12
CIK 1317577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of “accelerated file” and “large accelerated file” in Rule 12b-2 of the Exchange Act). (check one)
     Large Accelerated Filer ☐       Accelerated Filer ☐      Non- Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of March 31, 2006, there were 32,448,035 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION
FORM 10-Q
FOR THE NINE MONTHS ENDED MARCH 31, 2006
INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	June 30,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:

Cash and cash equivalents	$3,031	$3,106
Accounts receivable, net	68,007	60,690
Work completed not billed	58,824	64,568
Inventories	8,159	7,321
Prepaid expenses and other	5,365	11,205
Deferred income taxes	5,162	4,838

Total current assets	148,548	151,728
Property and equipment, net	287,446	281,842
Goodwill	94,400	91,826
Other intangibles, net	51,279	55,128
Deferred loan costs, net	6,797	9,879
Other assets	2,237	2,052

Total assets	$590,707	$592,455

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,480	$19,574
Accrued expenses	26,529	33,843
Income taxes payable	4,632	—
Current portion of deferred compensation	9,075	12,202
Current portion of insurance and claim accruals	13,898	4,938
Current portion of long-term debt	—	250
Revolving credit facility	—	11,500

Total current liabilities	68,614	82,307
Long-term debt, net of current portion	261,000	407,750
Deferred compensation, net of current portion	11,997	16,904
Insurance and claim accruals, net of current portion	13,148	13,484
Deferred income taxes	66,891	71,467
Other liabilities	2,412	60
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share; 100,000 authorized shares; 32,448 and 21,484 shares issued and outstanding at March 31, 2006 and June 30, 2005, respectively	6,426	6,415
Additional paid-in capital	134,777	105
Unearned compensation	—	(879)
Retained earnings (accumulated deficit)	25,442	(5,158)

Total stockholders’ equity	166,645	483

Total liabilities and stockholders’ equity	$590,707	$592,455

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues	$157,202	$154,473	$571,358	$524,247
Cost of operations	139,902	136,613	465,969	428,072

Gross profit	17,300	17,860	105,389	96,175
General and administrative expenses	9,836	8,185	31,985	33,507
Loss on sale of property and equipment	1,556	210	1,905	256

Income from operations	5,908	9,465	71,499	62,412
Other expense (income):
Interest expense	5,484	19,421	19,337	34,265
Other, net	(58)	(15)	(163)	(94)

Total other expense	5,426	19,406	19,174	34,171

Income (loss) before income taxes	482	(9,941)	52,325	28,241
Income tax expense	194	1,976	20,951	17,429

Net income (loss)	$288	$(11,917)	$31,374	$10,812

Earnings (loss) per share:
Basic earnings (loss) per share	$0.01	$(0.56)	$1.02	$0.36

Diluted earnings (loss) per share	$0.01	$(0.56)	$0.98	$0.36

Shares used in computing earnings (loss) per share:
Basic	31,932	21,278	30,846	29,753

Diluted	33,092	21,278	32,016	30,196

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months
	Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$31,374	$10,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,352	28,200
Non-cash interest expense	4,170	21,618
Deferred income taxes	(4,901)	10,411
Unrealized gains on investments	—	(566)
Loss on sale of property and equipment	1,905	256
Equity compensation expense	2,518	1,597
Changes in operating assets and liabilities:
Accounts receivable and work completed not billed	(1,573)	(7,939)
Inventories, prepaids and other	5,142	(1,670)
Insurance and claim accruals	8,624	(1,530)
Accounts payable and other	(7,403)	1,651
Deferred compensation	(8,793)	(12,123)

Net cash provided by operating activities	59,415	50,717

Cash flows from investing activities:
Purchases of property and equipment	(39,855)	(40,769)
Business acquisitions, net of cash acquired	—	(194,222)
Proceeds from sale of property and equipment	7,052	1,598

Net cash used in investing activities	(32,803)	(233,393)

Cash flows from financing activities:
Principal payments on long-term debt	(147,000)	(179,000)
Proceeds from long-term debt	—	450,000
Payments on revolving credit facility, net	(11,500)	(13,000)
Equity compensation excess tax benefit	3,673	—
Repurchase of stock	—	(123,283)
Redemption of mandatorily redeemable preferred stock	—	(20,000)
Net proceeds from sale of common stock	128,796	75,349
Deferred loan costs	(656)	(12,254)

Net cash (used in) provided by financing activities	(26,687)	177,812

Net decrease in cash and cash equivalents	(75)	(4,864)
Cash and cash equivalents beginning of period	3,106	4,937

Cash and cash equivalents end of period	$3,031	$73

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 (Unaudited )
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
2. Change in Capital Structure
     On July 1, 2005, the Company reincorporated in Delaware by merging Pike Holdings, Inc., a North Carolina corporation, with and into a newly-created wholly-owned subsidiary, Pike Electric Corporation, which was formed in Delaware for the sole purpose of effecting the reincorporation. Each share of Pike Holdings, Inc. common stock was converted into 14.76 shares of Pike Electric Corporation common stock with a par value of $0.001 per share. Pike Electric Corporation has 100,000 authorized shares. All common stock and per share amounts for all periods presented in the accompanying condensed consolidated financial statements have been restated to reflect the effect of this conversion as a result of the reincorporation.
     On August 1, 2005, the Company completed its initial public offering (“IPO”) of 10,000 shares of common stock, receiving approximately $121,950 in net proceeds after deducting underwriting discounts, commissions, offering expenses and the fee for the termination of the management agreement with Lindsay Goldberg & Bessemer. All of the net proceeds were used to repay long-term debt. The Company incurred a charge of $2,448 related to the prepayment of long-term debt which is included in interest expense.
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
     The Company monitors revenues by two categories of services: powerline and storm restoration. The Company uses this breakdown because powerline services represent its ongoing service revenues, most of which are generated by its customers’ recurring maintenance needs, while storm restoration revenues are dependent on weather-related events.

     The following table sets forth the Company’s revenues by category of service for the periods indicated (amounts in millions):

	Three Months Ended				Nine Months Ended
		March 31,				March 31,
	2006		2005		2006		2005
Powerline	$148.0	94.2%	$139.7	90.4%	$396.1	69.3%	$377.2	72.0%
Storm	9.2	5.8%	14.8	9.6%	175.3	30.7%	147.0	28.0%

Total	$157.2	100.0%	$154.5	100.0%	$571.4	100.0%	$524.2	100.0%

4. Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (“APB”) Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”), and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company adopted this statement during the nine month period ended March 31, 2006 with no material impact on its consolidated financial position or consolidated results of operations..
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of ABP Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 will have no immediate impact on our consolidated financial statements, although it will impact our presentation of future voluntary accounting changes, should such changes occur.
     In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations (“SFAS No. 143”)” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005, and we will adopt this provision during fiscal year 2006.
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
     The Company has three share-based compensation plans, which are described below. The compensation cost related to options that has been charged against income for those plans was approximately $664 and $0 for the three-month periods ended March 31, 2006 and March 31, 2005, respectively, and $2,000 and $0 for the nine-month periods ended March 31, 2006 and March 31, 2005, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $266 and $800 for the three and nine months ended March 31, 2006, respectively.
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
     In April 2002, the Company implemented the 2002 Stock Option Plan B (“Stock Plan B”). Stock Plan B authorizes the Board of Directors to grant nonqualified stock options to employees, officers, and directors of the Company. Under Stock Plan B, stock options must be granted at a price not less than the fair market value at the date of grant. Options granted under the Stock Plan B have a term of up to ten years and generally vest over a four-year period beginning on the date of the grant. Under the terms of the Stock Plan B options, vesting was accelerated upon an IPO transaction. Approximately $436 of the charges for the nine month period ended March 31, 2006 related to the Company’s Stock Plan B options, which in accordance with their terms, fully vested upon completion of the IPO transaction in August 2005. There will be no future charges related to the Stock Plan B options and the Company does not intend to issue additional grants under Stock Plan B.
     In connection with the Company’s IPO in July 2005, the Company adopted the 2005 Omnibus Compensation Plan (the “2005 Plan”). The 2005 Plan authorizes the Board of Directors to grant awards to directors, officers, employees and consultants. The 2005 Plan provides for the grant of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, cash incentive awards, deferred share units and other equity-based or equity-related awards.
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

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average long-term implied volatilities of peer companies as our Company has limited trading history. The expected life is based on the average life of the options of 10 years and the weighted average graded vesting period of 5 years, and forfeitures are estimated at 5% based on certain historical data as the Company has limited history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the nine months ended March 31, 2006 and 2005.

	Nine Months	Nine Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
Dividend yield	—	—
Risk-free interest rate	4.06% – 4.48%	3.75%
Volatility	0.29	0.45
Expected life	6.5 years	6.0 years
     A summary of option activity under the stock option plans as of March 31, 2006, and changes during the nine month period ended March 31, 2006 is presented below:

				Weighted
				Average
	Options	Options		Exercise
	Available	Outstanding	Exercise Price ($)	Price($)
Balance at June 30, 2005	127	2,905	$$3.80–6.51	$$4.80

Exercised	—	(774)	3.80–14.00	4.42

Authorized	1,750	—	—	—

Forfeited	116	(116)	6.51–14.00	10.02

Granted	(1,043)	1,043	14.00–18.62	14.28

Balance at March 31, 2006	950	3,058	$3.80-18.62	$7.93

     The following table sets forth the exercise prices, the number of options outstanding and the number of options exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
			Weighted Average
	Number of	Weighted	Contractual Life	Number of	Weighted
	Options	Average	Remaining	Options	Average
Exercise price	Outstanding	Exercise Price	(Years)	Exercisable	Exercise Price
$ 3.80	1,221	$3.80	6.1	891	$3.80
6.51	857	6.51	8.6	362	6.51
14.00	907	14.00	9.3	—	—
14.03	9	14.03	9.4	—	—
18.62	64	18.62	9.6	—	—

Total/Avg	3,058	$7.93	7.8	1,253	$4.57

     The following table sets forth information pertaining to the Company’s exercisable options and options expected to vest:

Nine Months Ended
March, 31. 2006
Non-Qualified Stock Options:
Fair value of options granted during period expected to vest	$5,124
Aggregate intrinsic value of exercisable and nonvested options expected to vest	$36,367
Number of nonvested options expected to vest	1,577
Weighted average price of nonvested options expected to vest	$10.06
Weighted average remaining life of nonvested options expected to vest	9.0
Intrinsic value of nonvested options expected to vest	$17,263
     The weighted-average grant-date fair value of options granted during the nine month period ended March 31, 2006 was $14.28. The total intrinsic value of options exercised during the nine month period ended March 31, 2006 was $9,183.
     As of March 31, 2006, there was $5,363 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 3.9 years. The total fair value of shares vested during the nine month period ended March 31, 2006 was $266.
     Cash received from option exercises under all share-based payment arrangements for the nine month period March 31, 2006 was $3,471. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $3,673 for the nine month period ended March 31, 2006.

		Weighted Average
		Grant-Date Fair
Non Vested Restricted Stock	Shares	Value
Non-vested shares as of June 30, 2005	180	$6.51
Granted	187	$14.36
Vested	(1)	$14.00
Forfeited	(9)	$14.00

Non-vested shares as of March 31, 2006	357	$10.41

     Compensation expense related to restricted stock was $185 and $73 for the three month periods ended March 31, 2006 and 2005, respectively. Compensation expense related to restricted stock was $519 and $1,282 for the nine month periods ended March 31, 2006 and 2005, respectively.
     During the three months ended March 31, 2006, the company issued 11 shares of common stock purchased through the Employee Stock Purchase Plan.
     For purposes of disclosures pursuant to SFAS No. 123 for awards granted prior to the Company becoming a public company, the estimated fair value of the options is amortized to expense over the options’ vesting period using the straight line method. The following table illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 with respect to the three and nine month periods ended March 31, 2005.

	Three Months Ended	Nine Months Ended
	March 31, 2005	March 31, 2005
Net (loss) income, as reported	$(11,917)	$10,812
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	105	2,985
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income tax effects	(805)	(1,646)

Pro forma net income	$(12,617)	$12,151

(Loss) earnings per share — basic and diluted, as reported	$(0.56)	$0.36

(Loss) earnings per share — basic and diluted, proforma	$(0.59)	$0.40

6. Acquisition
     On July 1, 2004, the Company acquired all of the outstanding stock of Red Simpson, an electric transmission and distribution services provider headquartered in Alexandria, Louisiana prior to the acquisition. Red Simpson’s service territory was contiguous with the Company’s. The acquisition diversified the Company’s customer base by providing several new customers. The total cash purchase price was approximately $193,928 net of cash acquired of approximately $2,173. The acquisition was financed through the issuance of approximately $71,000 in new common stock to certain of our existing stockholders and approximately $122,928 of new indebtedness under the Company’s secured bank credit agreement, which was refinanced in connection with the transaction, see Note 9. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations.
     Identified intangible assets consisting of customer relationships and customer arrangements have been valued at approximately $43,220 and $6,990, respectively, and are being amortized over their estimated useful lives of 30 and 3 years, respectively. Additionally, we have non-compete agreements with different individuals valued at $5,500 and $5,100, respectively that are being amortized over their estimated useful lives of 9 and 5 years, respectively.
7. Earnings Per Share
     Basic earnings per common share are computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potential common stock equivalents that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by SFAS No. 128.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income (loss) (numerator)	$288	$(11,917)	$31,374	$10,812
Weighted-average number of common shares (denominator)	31,932	21,278	30,846	29,753
Basic earnings (loss) per common share	$0.01	$(0.56)	$1.02	$0.36
Weighted-average number of common shares	31,932	21,278	30,846	29,753
Potential common stock arising from stock options and restricted stock	1,160	—	1,170	443

Total shares-diluted (denominator)	33,092	21,278	32,016	30,196

Diluted earnings (loss) per common share	$0.01	$(0.56)	$0.98	$0.36
Anti-dilutive weighted shares excluded from the calculation of earnings per share	983	2,906	882	1,228
8. Accounts Receivable
     Accounts receivable consist of $68,007 and $60,690 as of March 31, 2006 and June 30, 2005, respectively, and are from customers located in the United States. Reserves on accounts receivables were $1,198 and $236 at March 31, 2006 and June 30, 2005, respectively.

9. Debt
     Debt consists of the following:

	March 31,	June 30,
	2006	2005
Revolving credit facility	$—	$11,500

Long-term debt:
$300 million term loan	$166,324	$260,000
$150 million term loan	94,676	148,000

	261,000	408,000
Less: current portion	—	250

Long term debt	$261,000	$407,750

     On July 1, 2004, the Company obtained a secured bank credit agreement (“2004 Credit Agreement”) in connection with the business acquisition discussed in Note 6. The 2004 Credit Agreement initially consisted of: (i) a $300,000 term loan due July 1, 2012 bearing interest at a variable rate based on the Company’s leverage ratio, with interest payable monthly and principal payable quarterly beginning on September 30, 2004; and (ii) a $70,000 revolving facility that matures July 1, 2010 and bears interest at a variable rate based on the Company’s leverage ratio, with interest on the outstanding balance payable monthly. The proceeds of the term loan were used to pay the acquisition consideration discussed in Note 6, to retire the $137,000 outstanding amount under the Company’s prior credit agreement, to pay loan issuance costs of approximately $10,200 and acquisition transaction fees and expenses of approximately $4,200 and to provide the Company with working capital for operations. In connection with the 2004 Credit Agreement, the Company wrote off the remaining unamortized portion of deferred loan costs related to the Company’s prior credit agreement totaling approximately $5,583, which has been recorded in the Company’s statement of operations for the year ended June 30, 2005 in interest expense.
     On December 10, 2004, the 2004 Credit Agreement was amended to permit the Company’s 2004 recapitalization transaction and increase the total facility to $520,000. In addition to the original $300,000 term loan and $70,000 revolving credit facility, the Company obtained a $150,000 term loan. The $150,000 term loan is due December 31, 2012 and bears interest at a variable rate based on the Company’s leverage ratio, with interest payable monthly and principal payable quarterly beginning March 31, 2005.
     On August 1, 2005, the Company used approximately $121,950 in net proceeds from its IPO to repay a portion of the term loans under the 2004 Credit Agreement. In connection with this repayment, the Company incurred an additional interest expense of $2,448 related to deferred loan costs.
     On December 12, 2005, the 2004 Credit Agreement was further amended to increase availability under the revolving credit facility from $70,000 to $90,000 and reduce borrowing costs by 50 basis points on both the term and revolving credit portions of the agreement. Additionally, the amendment modified certain financial covenants and allows the Company to make cash dividends to shareholders upon achieving certain defined leverage ratios. On February 28, 2006, the leverage ratios were removed as restrictions related to the determination on dividend payments. Borrowing availability under the 2004 Credit Agreement was $62,420 as of March 31, 2006 (after giving effect to $27,580 of outstanding letters of credit).
     In January 2005, the Company entered into interest rate swap and cap agreement in the amount of $50,000 and $45,000, respectively. The swap agreements are for a two year term to protect against interest rate fluctuations and the cap limits the maximum amount of interest to be charged. In accordance with the provisions of SFAS No. 133, Accounting for Derivatives and Hedging Activities, these agreements do not meet the criteria to qualify for hedge accounting and are marked to market through earnings and are included in other assets on the balance sheet at fair value in the amount of $493 at March 31, 2006. The gains (losses) recognized on derivative transactions were not material for the three and nine months ending March 31, 2006 and 2005.
     Cash paid for interest expense totaled $15,245 and $11,590 for the nine months ended March 31, 2006 and 2005, respectively.

10. Income Taxes
     For the three and nine months ended March 31, 2006 and March 31, 2005, respectively, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of federal benefit, and permanent differences between book and tax income.
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
Performance Bonds
     In certain circumstances the Company is required to provide performance bonds in connection with its contractual commitments. The Company has indemnified the surety for any expenses that may be paid out under these performance bonds. At March 31, 2006, the Company had an outstanding letter of credit of $7,500 to provide collateral to the surety. At March 31, 2006 the total amount of outstanding performance bonds was approximately $40,544.

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
     We monitor our revenues by the two categories of services we provide: powerline and storm restoration. We use this breakdown because powerline services represent our ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, while storm restoration revenues are dependent on weather-related events.
     Our powerline services are our core business because these services generate more stable and predictable revenues than does our storm restoration work. Powerline services have benefited from favorable industry growth trends, growth in electricity demand, increased outsourcing and the inadequacy of the current electric infrastructure. Although storm restoration services can generate significant revenues, the frequency and severity of storms are unpredictable. During the nine months ended March 31, 2006 and 2005, we experienced significant storm restoration activity resulting in storm revenues of $175.3 million and $147.0 million, respectively. We cannot accurately predict the occurrence or magnitude of future storm restoration revenues.
     The following table sets forth the Company’s revenues by category of service for the periods indicated (amounts in millions):

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2006		2005		2006		2005
Powerline	$148.0	94.2%	$139.7	90.4%	$396.1	69.3%	$377.2	72.0%
Storm	9.2	5.8%	14.8	9.6%	175.3	30.7%	147.0	28.0%

Total	$157.2	100.0%	$154.5	100.0%	$571.4	100.0%	$524.2	100.0%

Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance United States generally accepted accounting principles. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, accounts receivable reserves, self-insured claims liability, valuation of goodwill and intangible assets, asset lives used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies, litigation and stock-based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of

Operations-Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended June 30, 2005 for further information regarding our critical accounting policies and estimates.
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
     Operational Factors. We are subject to various factors that can affect our results of operations. To mitigate these factors, we focus on elements of the business we can control, including excellent customer service, safety, employee development, cost control and return on invested capital. The operational factors that affect our business include the following:
•	When we add new customers and contracts, we generally experience an increase in costs, including the costs of training and outfitting our crews and spending on equipment. Once the crews and equipment are fully utilized, our margins generally increase over the life of the contract.
•	Industry-wide insurance costs for workmen’s compensation, medical and general liability insurance have risen in the past several years and are expected to continue to rise at a rate faster than our revenues. We have implemented several safety initiatives designed to reduce incident rates and corresponding insurance costs as well as introduced an employee safety bonus in 2005 that has initially increased our costs.
•	There are a limited number of skilled workers that can perform our work, and during historic periods of increased demand, labor rates have tended to increase. We have been experiencing an improved economic cycle, and we are currently experiencing shortages of skilled personnel in certain markets. While shortages have caused our labor costs to increase, we historically have been able to obtain increases when we renegotiate rates with our customers to offset these cost increases.
•	We expect an increase in our general and administrative expenses related to the cost of operating as a public company of $2.0 million to $3.0 million per year and additional implementation costs in fiscal 2006 and 2007 relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 of approximately $1.0 million.
•	Fuel costs have risen in the past year, with significant increases recently, and are expected to continue to rise at a rate faster than our revenues. We have a large fleet of vehicles and equipment that primarily use diesel fuel. We have implemented bulk purchasing in certain areas and may seek other alternatives to hedge fuel costs.
     Other Factors. Other factors that will affect our results of operations in future periods include the following:
•	In connection with our acquisition of Red Simpson, we allocated a portion of the purchase price to definite-lived intangible assets that will be amortized over their estimated lives of 3 to 30 years, which will result in an annual amortization charge of $5.2 million in fiscal 2006.
•	In connection with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as of July 1, 2005, we are required to account for share-based payments, including grants of employee stock options, based on fair values, which means that we will begin to recognize compensation expense in connection with employee stock options. We currently estimate the annual expense for share-based payments to be approximately $3.0 million for fiscal 2006.

Results of Operations
     The following table sets forth selected statement of operations data as percentages of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		December 31,
	2006	2005	2006	2005
Revenues:
Powerline services	94.2%	90.4%	69.3%	72.0%
Storm restoration services	5.8	9.6	30.7	28.0

Total	100.0%	100.0%	100.0%	100.0%

Cost of operations	89.0	88.4	81.6	81.7
Gross profit	11.0	11.6	18.4	18.3
General and administrative expenses	6.2	5.4	5.6	6.4
Loss on sale of property and equipment	1.0	0.1	0.3	0.0

Income from operations	3.8%	6.1%	12.5%	11.9%

Other expense:
Interest expense, net	3.5	12.5	3.3	6.5
Income tax expense	0.1	1.3	3.7	3.3

Net income (loss)	0.2%	(7.7)%	5.5%	2.1%

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
     Revenues. Revenues increased $2.7 million, or 1.8%, to $157.2 million for the three months ended March 31, 2006 from $154.5 million for the same quarter a year ago. The increase was due to an $8.3 million increase in powerline revenues that was partly offset by a $5.6 million decrease in storm revenues compared to the same period in the prior year.
     Our powerline service revenues increased 6.0% to $148.0 million for the three months ended March 31, 2006 from $139.7 million for the three months ended March 31, 2005. Both powerline man-hours and revenue per hour increased slightly compared to the prior year.
     Our storm restoration revenues decreased 37.9% to $9.2 million for the three months ended March 31, 2006 from $14.8 million for the three months ended March 31, 2005. This decrease in storm restoration revenue was primarily the result of ice storms in January 2005.
     Gross Profit. Gross profit decreased $0.6 million to $17.3 million for the three month period ended March 31, 2006 from $17.9 million for the three month period ended March 31, 2005. Our gross margin declined to 11.0% in the three month period ended March 31, 2006 from 11.6% in the three month period ended March 31, 2005 primarily due to decreased higher margin storm restoration revenues as well as increased costs for labor, fuel and insurance.
     General and Administrative Expenses. General and administrative expenses increased $1.6 million to $9.8 million for the three months ended March 31, 2006 from $8.2 million for the three months ended March 31, 2005 primarily related to operating as a public company and an increase in stock compensation expense of approximately $0.9 million related to the adoption of FAS 123R as of July 1, 2005. As a percentage of revenues, general and administrative expenses increased to 6.2% from 5.4%.
     Loss on Sale of Property and Equipment. Loss on sale of property and equipment increased $1.4 million to $1.6 million for the three months ended March 31, 2006 compared to $0.2 million for the three months ended March 31, 2005. This increase is due to continued replacement of equipment in the normal course of business.
     Other Expense. Other expense decreased to $5.4 million for the three months ended March 31, 2006 from $19.4 million for the three months ended March 31, 2005. The decrease was primarily due to a $14.0 million charge in 2005 related to the company’s redemption of the Series A preferred stock. Interest expense, excluding the impact of the redemption of Series A preferred stock in fiscal 2005, remained flat due to a charge of approximately $512,000 related to the non-cash write-down of deferred loan costs on the prepayments of debt during the current quarter offset by decreased cash interest incurred on lower outstanding debt.
     Income Tax Expense. Income tax expense decreased to $0.2 million for the three months ended March 31, 2006 from 2.0 million for the three months ended March 31, 2005. Excluding the impact of the $14.0 million non-tax deductible interest related to the Series A preferred stock redemption in 2005, the effective tax rate was reduced to 40.2% for the three months ended March 31, 2006 from 48.7% for the same period in the prior year.
     Net Income. As a result of the factors discussed above, net income increased $12.2 million to $0.3 million for the three months ended March 31, 2006 from a loss of ($11.9) million for the three months ended March 31, 2005.
Nine Months Ended March 31, 2006 Compared to the Nine Months Ended March 31, 2005
     Revenues. Revenues increased $47.2 million, or 9.0%, to $571.4 million for the nine months ended March 31, 2006 from $524.2 million for the same period a year ago. The increase was due to a $28.3 million increase in storm revenues coupled with an $18.9 million increase in powerline revenues compared to the same period in the prior year. We generated substantial revenues from storm restoration services in the nine months ended March 31, 2006 related to major storms impacting the Gulf Coast and Florida.
     Our powerline service revenues increased 4.8% to $396.1 million for the nine months ended March 31, 2006 from $377.2 million for the nine months ended March 31, 2005. Total powerline man-hours increased primarily due to an increased workload from our existing customers. Revenue per man-hour increased slightly for the nine months ended March 31, 2006 compared to the prior year.
     Our storm restoration revenues increased 19.3% to $175.3 million for the nine months ended March 31, 2006 from $147.0 million for the nine months ended March 31, 2005. This increase in storm restoration revenue was primarily the result of major storms in the current fiscal year, including Tropical Storm Cindy and Hurricanes Dennis, Katrina, Rita and Wilma and ice storms affecting Georgia, North Carolina, South Carolina and Virginia. This past hurricane season had the largest number of named storms in history. Storm revenues are unpredictable.
     Gross Profit. Gross profit increased $9.2 million to $105.4 million for the nine month period ended March 31, 2006 from $96.2 million for the nine month period ended March 31, 2005. Our gross margin was relatively flat at 18.4% for the nine month period ended March 30, 2006 compared to 18.3% for the same period in 2005 primarily due to an increase in higher margin storm restoration revenues partially offset by increased costs for labor, fuel and insurance.
     General and Administrative Expenses. General and administrative expenses decreased $1.5 million to $32.0 million for the nine months ended March 31, 2006 from $33.5 million for the nine months ended March 31, 2005 primarily as the result of eliminating certain non-recurring charges such as $4.2 million in stock option expense relating to our March 2005 recapitalization from the prior year, partially offset by increased administrative costs as a result of operating as a public company and an increase in stock compensation expense of approximately $2.5 million related to the adoption of FAS 123R as of July 1, 2005. As a percentage of revenues, general and administrative expenses decreased to 5.6% from 6.4%.
     Loss on Sale of Property and Equipment. Loss on sale of property and equipment increased $1.6 million to $1.9 million for the three months ended March 31, 2006 compared to $0.3 million for the three months ended March 31, 2005. This increase is due to continued replacement of equipment in the normal course of business.
     Other Expense. Other expense decreased $15.0 million to $19.2 million for the nine months ended March 31, 2006 from $34.2 million for the nine months ended March 31, 2005. The decrease was primarily due to a $14.0 million charge in 2005 related to the company’s redemption of the Series A preferred stock. A reduction in interest expense due to lower outstanding debt was offset by accelerated amortization of deferred loan costs due to prepayments of the related debt.

     Income Tax Expense. Income tax expense increased $3.5 million to $20.9 million for the nine months ended March 31, 2006 from $17.4 million for the nine months ended March 31, 2005. Excluding the impact of the $14.0 million non-tax deductible interest related to the Series A preferred stock redemption in 2005, the effective tax rate was reduced to 40.0% for the nine months ended March 31, 2006 from 41.3% for the same period in the prior year.
     Net Income. As a result of the factors discussed above, net income increased 190.7% to $31.4 million for the nine months ended March 31, 2006 from $10.8 million for the nine months ended March 31, 2005.
Liquidity and Capital Resources
     Our primary uses of cash have been for payments under our senior credit facility, our acquisition of Red Simpson, working capital and capital expenditures. Our primary sources of cash have been from operations, borrowings under our senior credit facility and issuances of stock. As of March 31, 2006, our cash totaled $3.0 million and we had $62.4 million available under the $90.0 million revolving portion of our senior credit facility (after giving effect to outstanding standby letters of credit of approximately $27.6 million).
     We believe that our cash flow from operations and borrowings available under our senior credit facility will be adequate to meet our future liquidity needs through the fiscal year ended June 30, 2007. However, our ability to pay the interest on or refinance our indebtedness or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, weather and other factors that are beyond our control.
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
Changes in Cash Flows

	Nine Months Ended
	March 31,
	2006	2005
	(in millions)
Net cash provided by operating activities	$59.4	$50.7
Net cash used in investing activities	$(32.8)	$(233.4)
Net cash (used in) provided by financing activities	$(26.7)	$177.8
     Net cash provided by operating activities increased $8.7 million to $59.4 million for the nine months ended March 31, 2006 from $50.7 million for the nine months ended March 31, 2005 primarily as a result of a $20.6 million increase in net income, a decrease in cash used for working capital of $17.6 million mostly offset by negative impact of adjustments to net income, primarily non-cash interest and deferred taxes of $29.5 million. For the nine months ended March 31, 2006, the net cash provided by operating activities primarily consisted of net income of $31.4 million, adjustments to net income from depreciation and amortization of $28.4 million, a decrease of inventories, prepaids and other of $5.1 million and an increase in insurance claim accruals of $8.6 million. This was partially offset by a decrease in payables and other accruals of $7.4 million and deferred compensation payments of $8.8 million. For the nine months ended March 31, 2005, net cash provided by operating activities primarily consisted of net income of $10.8 million, depreciation and amortization expense of $28.2 million, non-cash interest of $21.6 million and deferred income tax expense of $10.4 million. This was partially offset by an increase in accounts receivable and work completed not billed of $7.9 million and deferred compensation payments of $12.1 million.
     Net cash used in investing activities in the nine months ended March 31, 2006 consisted of $39.9 million for capital expenditures offset by $7.1 million from the sale proceeds of property and equipment. Net cash used in investing activities in the nine months ended March 31, 2005 consisted primarily of the acquisition of Red Simpson for $194.2 million and $40.8 million for capital expenditures offset by $1.6 million from the sale proceeds of property and equipment. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.
     Net cash used in financing activities in the nine months ended March 31, 2006 reflected proceeds from our stock issuances of $128.8 million offset by payments on our credit facility of $147.0 million and $11.5 million on our revolving credit facility. Net cash provided by financing activities in the nine months ended March 31, 2005 primarily consisted of $450.0 million of borrowings on our credit facility and proceeds from an equity offering to finance our Red Simpson acquisition. We funded the Red Simpson acquisition with $75.3 million from a private placement of our common stock and $122.9 million from borrowings under our senior credit facility. Of the remaining $327.1 million of borrowings, we used $179.0 million to refinance then-existing indebtedness and $123.3 million to redeem shares from existing shareholders as part of our December 2004 recapitalization transaction. Additionally, we redeemed preferred stock of $20.0 million and made payments on our revolving credit facility of $13.0 million during the nine months ended March 31, 2005.
Senior Credit Facility
     As of March 31, 2006, we had $261.0 million of term loan indebtedness outstanding under our senior credit facility. As of March 31, 2006, there was no outstanding balance on the revolving portion of the credit facility and our borrowing availability was $62.4 million (after giving effect to $27.6 million of outstanding standby letters of credit). The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.
Off-Balance Sheet Arrangements
     Other than letters of credit issued under the $90.0 million revolving portion of our senior credit facility and our obligations under the surety and performance bonds described below, we do not have any other transactions, obligations or relationships that could be considered material off-balance sheet arrangements.
     As of March 31, 2006, we had $27.6 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes.
     In the ordinary course of business, we occasionally are required by our customers to post surety or performance bonds in connection with services that we provide to them. These bonds have face amounts ranging from $0.1 to $12.8 million. As of March 31, 2006, we have approximately $40.5 million in surety bonds outstanding. In addition, we have provided collateral in the form of a letter of credit to sureties in the amount of $7.5 million, which is included in the total letters of credit outstanding above.

Seasonality
     Our services are performed outdoors, causing our results of operations to be subject to seasonal variations due to weather conditions. These seasonal variations affect both our powerline and storm restoration services. In the nine months ended March 31, 2006 and 2005, we experienced significant storm restoration activity as a result of hurricanes affecting the Gulf States and Florida and ice storms that impacted Georgia, North Carolina, South Carolina and Virginia. The storm revenues for 2006 and 2005 were substantially higher than historical levels. During the winter months, demand for powerline work is generally lower due to inclement weather. In addition, demand for powerline work generally increases during the spring months due to improved weather conditions and is typically the highest during the summer due to better weather conditions. Periods of extended rainfall will have a negative impact on powerline revenues. In addition, our results of operations are subject to significant variations related to storm restoration services. Due to the unpredictable nature of storms, the level of our storm restoration revenues fluctuates from period to period.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (“APB”) Opinion No. 29. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”), and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company adopted this statement during the nine months ended March 31, 2006 with no material impact on its consolidated financial position or consolidated results of operations.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of ABP Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 will have no immediate impact on our consolidated financial statements, although it will impact our presentation of future voluntary accounting changes, should such changes occur.
     In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations- an interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations (“SFAS No. 143”)” (“FIN No. 47”). FIN No. 47 clarifies that the term conditional asset retirement obligation as used in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal periods beginning after December 15, 2005, and we will adopt this provision during fiscal year 2006.
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
Any or all of our forward-looking statements may turn out to be incorrect. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following, which are described in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005:
•	We derive a significant portion of our revenues from a small group of customers. The loss of one or more of these customers could negatively impact our business and results of operations.
•	Our customers often have no obligation to assign work to us, and many of our arrangements may be terminated on short notice.
•	We may not be able to realize the anticipated benefits of the Red Simpson acquisition.
•	Our storm restoration services are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, the levels of our financial results from period to period.
•	Our business is subject to numerous hazards that could subject us to substantial monetary and other liabilities. If accidents occur, they could materially and adversely affect our business and results of operations.
•	Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all.
•	Record high fuel costs could materially and adversely affect our operating results.
•	Demand for some of our services is cyclical and vulnerable to industry and economic downturns, which could materially and adversely affect our business and results of operations.
•	Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.
•	To be successful, we need to attract and retain qualified personnel, and any inability to do so would adversely affect our business.
•	We are dependent on our senior management and other key personnel, the loss of which could have a material adverse effect on our business.
•	Our industry is highly competitive and we may be unable to compete effectively, retain our customers or win new customers, which could result in reduced profitability and loss of market share.
•	We may be unsuccessful at acquiring companies or at integrating companies that we may acquire, and as a result, we may not achieve the expected benefits and our profitability could materially suffer.

•	We have a substantial amount of indebtedness incurred under a senior credit facility, which may restrict our business and operations, adversely affect our cash flow, and restrict our future access to sufficient funding to finance desired growth.
•	During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.
•	Our failure to comply with, or the imposition of liability under, environmental laws and regulations could result in significant costs.
•	The electric infrastructure servicing business is subject to seasonal variations, which may cause our operating results to vary significantly from period to period and could cause the market price of our stock to fall.
•	As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company.
•	Our results of operations could be adversely affected as a result of goodwill impairments.
•	The market price of our stock may be influenced by many factors, some of which are beyond our control.
•	Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.
•	A significant stockholder controls the direction of our business. The concentrated ownership of our common stock will prevent you and other stockholders from influencing significant corporate decisions.
•	Anti-takeover provisions of our charter and bylaws may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that stockholders might consider favorable.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
•	Fuel Price Volatility: The Company has exposure related to fuel price fluctuations. The Company utilizes, on a limited basis, fuel charge escalation clauses in customer contracts. A hypothetical change in fuel prices of 10% would have changed cost of operations by approximately $2.4 million for the nine months ended March 31, 2006.

Item 4. Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, (“CEO”), and chief financial officer, (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2006.
     On September 14, 2005, the Company ended the employment of its Chief Accounting Officer. Our Chief Financial Officer has assumed the responsibilities of Chief Accounting Officer on an interim basis. The Company has hired a Controller and additional staff during the three months ended March 31, 2006.
     There has been no change in our internal control over financial reporting during the nine month period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     There have been no material changes to these matters, disclosed in Part I, Item 1 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.
Item 6. Exhibits.

Exhibit
No		Description
10.1	—	Fourth Amendment to the Amended and Restated Credit Agreement dated February 28, 2006, among Pike Electric Corporation, Pike Electric, Inc. and the lenders party thereto.

31.1	—	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	—	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	—	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2006	By:	/s/ J. Eric Pike

Chairman and Chief Executive Officer

Date: May 12, 2006	By:	/s/ Mark Castaneda

Chief Financial Officer