Form 10-K
period 2006-06-30
Pike Electric CORP
filed 2006-09-28
CIK 1317577

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2006
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
None
     Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                                         Accelerated filer ☐                                            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2005, was approximately $268,150,175 based on the closing sales price of the common stock on such date as reported on the New York Stock Exchange.
     The number of shares of the Registrant’s common stock outstanding as of September 15, 2006 was 32,590,337.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain information required by Part III of this Form 10-K will be incorporated by reference to the Proxy Statement for the 2006 Annual Meeting of our shareholders to be filed on or prior to October 27, 2006.

PIKE ELECTRIC CORPORATION
Annual Report on Form 10-K for the year ended June 30, 2006

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
     We focus on the distribution and sub-500 kilovolts (“kV”) transmission sector of the electric infrastructure services industry, which we believe to be the largest and most attractive sector in the industry. Based on recent data from Edison Electric Institute, utilities are estimated to spend $14 billion per year on average over the next 10 years on distribution investment, which is almost triple the size of transmission spending. Moreover, expenditures on distribution are generally more stable than those for heavy transmission infrastructure, which tend to be characterized by distinct, large, one-time projects. We derive over 90% of our revenues from master service arrangements, under which we are paid either on an hourly basis or for each unit of work completed, rather than under the fixed-price contracts typically associated with large-scale transmission construction projects. In addition to our core distribution and transmission services, we also offer storm restoration services and a variety of value-added ancillary services.
     Our principal executive offices are located at 100 Pike Way, Mount Airy, NC 27030. Our telephone number is 336-789-2171. Our website address is www.pike.com. Information contained on our website or that can be accessed through our website is not incorporated by reference herein or to be considered part of this Annual Report on Form 10-K.
Reincorporation and Initial Public Offering
     We were incorporated in North Carolina in 1968 and reincorporated in Delaware on July 1, 2005. To effect the reincorporation, Pike Holdings, Inc., our predecessor, merged with and into a newly-created wholly-owned subsidiary, Pike Electric Corporation, which was formed in Delaware for the sole purpose of effecting the reincorporation.
     On August 1, 2005, we completed our initial public offering (“IPO”) of 10.0 million shares of common stock, receiving approximately $122.0 million in net proceeds after deducting underwriting discounts, commissions, offering expenses and the fee for the termination of the management agreement with Goldberg Lindsay & Co. LLC. Our common stock began trading on the New York Stock Exchange on July 27, 2005. All of the net proceeds were used to repay long-term debt.
Industry Overview
     The market for electric power in the United States is over $250 billion and electricity consumption has grown at an average compound annual growth rate (“CAGR”) of 2.4% from 1975 to 2005, according to the Energy Information Administration (“EIA”). The industry is comprised of investor-owned utilities, municipal utilities, cooperatives, federally-owned utilities, independent power producers and independent transmission companies with three distinct functions: generation, distribution and transmission. The electric distribution and transmission infrastructure is the critical network that connects power from generators to residential, commercial and industrial end users. Electric transmission refers to power lines through which electricity is transmitted over long distances at high voltages (over 230 kilovolts) and the lower voltage lines that connect the high voltage transmission infrastructure to local distribution networks. Electric distribution refers to the local municipal, cooperative or utility distribution network, including associated substations, that provides electricity to end users over shorter distances. Within this electric network, there are over a million miles of distribution lines, more than 180,000 miles of high-voltage transmission lines and an estimated 60,000 high-voltage substations that monitor, control, stabilize and modify voltage levels throughout the network.

     Electric distribution and transmission infrastructure requires ongoing maintenance, upgrades and extensions to manage power line congestion, avoid delivery failures and connect distribution lines to new end users. According to the EIA, electric utilities increased capital spending by 13.5% in 2005. This infrastructure further requires emergency repairs whenever unexpected power outages or damage occur. The required maintenance, upgrades and extensions, as well as the emergency repairs, are performed by the utility companies that own the relevant power lines and by third-party service providers, such as our company, to which utilities, cooperatives and municipalities outsource some of their needs.
Industry Trends
     Long-term demand for power line services is primarily driven by the continuous need to maintain and upgrade the electric distribution and transmission infrastructure. In addition, future growth in demand for infrastructure services will generally be driven by increased demand for electricity, increased outsourcing by utilities and the need to correct the inadequacy of the current electric infrastructure.
     Growth in Demand for Electricity. Demand for electricity is a direct driver of spending on electric distribution and transmission infrastructure. According to the EIA, electricity consumption in the United States increased 105% between 1975 and 2005, driven by population growth, economic expansion and the proliferation of electrical devices. In addition, electricity consumption is expected to increase by another 45% by 2030, according to the EIA. The southern census region of the United States, which forms the majority of our market, has exhibited, and is forecasted to continue to exhibit, more than double the population growth rate of the midwest and northeast census regions, driving both increased investment in the distribution and transmission infrastructure and the related increase in maintenance requirements in our service territory. According to the EIA, electric power consumption in the southern United States is projected to grow approximately 55% from 2005 to 2030. We believe that demand for our services by electric utilities will be driven by these favorable factors in the southern United States over the next several years.
     Passage of the Energy Policy Act of 2005. On August 8, 2005, President Bush signed the Energy Policy Act of 2005 into law. The Act includes provisions designed to improve electric transmission capacity and reliability and incentives to encourage investment in the transmission infrastructure. The Act calls for the formation of the Electric Reliability Organization, subject to oversight by the Federal Energy Regulatory Commission (“FERC”), to create and enforce minimum reliability standards. FERC will be required to set rules promoting capital investment to enlarge, improve and maintain transmission facilities; provide a rate of return that attracts transmission investments; and provide for recovery of costs of complying with the new mandatory reliability standards. The Act also authorizes FERC to issue permits for the construction or modification of transmission facilities within national interest transmission corridors where states fail to act in a timely manner or lack the authority to issue permits. We believe that this will lead to a more efficient permitting process, which should encourage investment in the transmission system. The Act also facilitates effective competition by repealing the Public Utility Holding Company Act (“PUHCA”). We believe that this could spur investment interest from non-utility entities, which are likely to focus on reducing costs, while enabling utilities to focus on their core competencies. Additionally, we believe that the repeal of PUHCA may lead to increased interest in outsourcing solutions. We believe that our business will benefit from any increase in spending in the transmission infrastructure due to the associated increases in maintenance, extension and upgrade of distribution and sub-500 kV transmission lines.
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
     Inadequacy of Current Electric Infrastructure. Today, significantly more electricity is being transported over longer distances, utilizing a system that was initially designed for limited power sharing among neighboring utilities.

Despite changes in the wholesale electricity market, transmission investment has not kept pace with the growth in electricity consumption, which, according to the EIA, has more than doubled since 1975. Such underinvestment, coupled with ever-increasing load demand, has led to critical congestion problems within the national power grid, which resulted in the rolling blackouts in California in 2001, the August 2003 blackout (which left 50 million people in the midwest and northeast United States and Canada without electricity) and the dramatic increase over the past several years in emergency relief procedures needed to avoid overloading lines. We believe that our business will benefit from any increase in spending in the transmission infrastructure due to the associated increases in maintenance, extension and upgrade of distribution and sub-500 kV transmission lines.
History
     We were founded by Floyd S. Pike in 1945 with a single truck salvaged from the bottom of an inland waterway. Over our 60-year history, we have grown from six employees servicing one customer in North Carolina to over 6,900 employees servicing over 150 customers spread across a 19-state region as of June 30, 2006. On July 1, 2004, we acquired Red Simpson, Inc. (“Red Simpson”). Founded in 1963, Red Simpson was an electric distribution and transmission services provider in the south central United States. Our service territory was contiguous with Red Simpson’s, and the acquisition added new customers and diversified our customer base, as demonstrated by the fact that only two of our top 10 customers overlapped with Red Simpson’s customer base. Accordingly, the acquisition of Red Simpson not only added new customers but also decreased our combined exposure to our largest customer. The acquisition of Red Simpson also substantially increased our operating scale and resources, which enhanced our flexibility in servicing our customers’ critical needs. We are now one of the largest third-party providers of outsourced distribution and sub-500 kV transmission services in the United States.
     Many members of our senior management team, including our chief executive officer, J. Eric Pike, have spent their entire careers with us, beginning as linemen or occupying various other jobs prior to their current positions. We believe that our management continuity provides our company with several benefits, including customer relationships that span three generations of our management and an organizational culture marked by operational excellence.
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

•	Experienced Management Team with Demonstrated Operational Excellence. Our strong management has led us to operational excellence, as demonstrated by our continuing success in effectively growing our business, managing our costs, supervising our workforce and deploying our fleet. Members of our senior management have been with us for an average of approximately 22 years and most obtained significant operating experience prior to being promoted to their current positions.

•	Major Investments in Fleet and Safety. We have made significant investments in our business to support our continued growth. In addition to investing in our fleet, substantially all of which we own, we have invested in our employee safety and development programs, establishing training and safety programs certified by the Department of Labor.
Business Strategy
     We strive to be our customers’ service provider of choice and to expand our leadership position in the outsourced services sector of the electric infrastructure industry, while continuing to increase our revenues and profitability. In order to accomplish these goals, we intend to pursue the following strategies:
•	Increased Penetration Within Our Existing Service Territory. We intend to continue to increase our penetration and market share within our existing service territory by expanding our existing customer relationships, attracting new customers and pursuing selective acquisitions. We believe our quality service, modern fleet, regional presence, storm restoration capabilities and strong safety record will enable us to develop our business with both existing and prospective customers as they continue to further outsource their servicing needs.

•	Expand Our Service Territory. We intend to continue to grow our business by seeking new opportunities from our existing customers that have operations outside our current service territory, capturing new customers in other geographic markets and pursuing selective acquisitions. In the last several years, we have successfully expanded our services into Mississippi, Pennsylvania, Louisiana and Texas. In addition, our acquisition of Red Simpson enabled us to add customer density in the south central market, primarily in Texas and Louisiana, which had been a strategic objective. We also have been successful in acquiring new customers after providing storm restoration services to them.

•	Continued Focus on Distribution and Sub-500 kV Transmission. We will continue to focus on the maintenance, upgrade and extension of electric distribution and sub-500 kV transmission power lines. By focusing on the distribution and sub-500 kV transmission sector of the industry and providing high-quality services to our customers, we believe that we will be in a position to capture a significant share of the expected increased amount of work in this market sector.

•	Capitalize on Favorable Long-Term Industry Trends. We believe that we are well positioned to benefit from expected long-term industry trends, which are described in more detail above under the heading “Industry Trends”.

•	Continued Focus on Operating Efficiency and Customer Service. We intend to use the scale and scope of our capabilities to achieve higher levels of operating efficiency and productivity while further enhancing our customer service. Additionally, we intend to use our modern fleet, repair and maintenance capabilities and skilled workforce to increase our cost competitiveness so that we may profitably win new business.

•	Investment in Technology. We have recently completed the installation of four core modules of a new accounting system. We are currently considering different alternatives for a comprehensive Enterprise Resource Planning (“ERP”) system that would allow for a seamless interface between functions such as accounting and finance, human resources, powerline operations, fleet management and customer relationships. The ERP system is intended to improve and enhance our information systems and to give us a technological advantage over competitors in our industry.

Our Services
     We provide services to the electric power distribution and transmission market. We focus primarily on the maintenance, upgrade and extension of overhead and underground power lines. We also offer storm restoration services and various ancillary services. We provide a breakdown of our revenues by type of service in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Services.”
     Powerline Services. We began as a provider of distribution infrastructure services, and these services continue to be our primary revenue generator. Today, using over 5,000 pieces of motorized equipment, we provide overhead and underground maintenance, upgrade and extension services in a 19-state region. Overhead services consist of the construction and repair of wire and components in energized overhead electric distribution systems. Underground services range from simple residential installations, directional boring, duct bank and manhole installation to the construction of complete underground distribution facilities. We also perform routine maintenance work consisting of repairing or replacing damaged or defective components, inspecting distribution systems for safety hazards and upgrading outdated or low-capacity infrastructure.
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
     Storm Restoration Services. Storm restoration involves the repair or reconstruction of any part of a distribution or sub-500 kV transmission network, including substations, power lines, utility poles or other components, damaged during snow, ice or wind storms, flash floods, hurricanes, tornados or other natural disasters. We believe that our crews have earned a reputation as a storm restoration leader in the southeast and south central United States due to our ability to mobilize rapidly the necessary employees and equipment while maintaining a functional force for our unaffected customers. In crisis situations, we have deployed over 2,000 employees within 24 hours to respond to our customers’ emergency needs. We maintain a dedicated 24-hour Storm Center that acts as the single hub of command. We also perform these services outside our existing geographic service area.
     Storm restoration services do not require that we keep a dedicated team on call. Rather, we rely on our customers in unaffected areas with less time-sensitive work to release our crews in the event of a severe storm. This deferred work is addressed after the storm restoration work has been completed. This method of staffing storm crews has proven both cost-efficient and effective.
     Our storm restoration services provide us with opportunities to attract new customers for our core electric distribution and transmission infrastructure services and we have been successful in acquiring new customers after providing storm restoration services to them. In addition, our storm restoration services are more profitable than our ongoing infrastructure services work. Our storm revenues vary significantly from year-to-year as shown in the table on the following page:

Storm Revenue Data
	Storm	Total	Percentage of
Year	Revenues	Revenues	Total Revenues
	(In millions)	(In millions)
2000	$21.6	$263.7	8.2%
2001	25.3	287.3	8.8%
2002	7.0	273.2	2.6%
2003	46.6	297.5	15.7%
2004	43.0	356.7	12.1%
2005	149.2	679.2	22.0%
2006	185.3	727.5	25.5%
     During fiscal 2006 and 2005, we experienced the largest storm restoration events of our history as several significant hurricanes impacted the Gulf Coast and Florida. At the peak of our restoration activity, we dedicated approximately 3,000 field, supervisory and support staff to storm restoration services. Our storm restoration revenue for fiscal 2006 is not indicative of the revenues that we typically generate in any period or can be expected to generate in any future period. We cannot accurately predict the occurrence or magnitude of future storm restoration revenues.
     The following table sets forth certain information related to some of our selected significant storm mobilizations:

Selected Storm Mobilizations
		Approximate
		Number of
		Employees	Restoration
Storm	Date	Mobilized	Period
Hurricanes or Tropical Storms
Hurricane Wilma (FL)	October 2005	1,600	22 days
Hurricane Rita (TX, LA)	September 2005	1,500	18 days
Hurricane Katrina (LA, MS, AL)	September 2005	3,100	30 days
Hurricane Dennis (FL)	July 2005	1,600	6 days
Hurricane Frances (FL, GA, NC, SC)	September 2004	1,800	15 days
Hurricane Ivan (AL, FL, GA, MS, SC, NC, VA)	September 2004	1,700	9 days
Hurricane Charley (FL, NC)	August 2004	2,000	16 days

Ice Storms
Ice Storm (NC, VA)	February 2006	275	4 days
Ice Storm (GA, NC, SC, VA)	December 2005	2,000	7 days
Ice Storm (OH)	December 2004	880	11 days
Ice Storm (IN)	December 2004	440	9 days

Customers
     We have focused on developing strong, long-term relationships with major electric utilities, cooperatives and municipalities. We have a diverse, well-capitalized customer base that includes over 150 electric companies throughout our service territory. We have employed a customer-focused philosophy that has resulted in customer loyalty, as exemplified by our 60-year relationship with our first customer, Duke Energy, our 48-year relationship with American Electric Power Company, Inc. and our 31-year relationship with TXU Corp. Our relationships with our top 15 customers average approximately 33 years. We preserve these relationships by providing top-quality service and maintaining advanced equipment.
     The following table lists long-standing relationships selected from our larger customers as of June 30, 2006:
Selected Long-Standing Customer Relationships

Length of
Customer	Relationship
(In years)
Duke Energy	60
Cobb EMC	49
American Electric Power Company, Inc.	48
Snapping Shoals EMC	44
Greystone Power Corp.	43
Entergy Corporation	41
Dominion Virginia Power Co.	33
Progress Energy Carolinas (formerly Carolina Power & Light Company)	33
TXU Corp.	31
Oglethorp Power Corp./ Georgia Transmission Corp.	25
     Our top ten customers accounted for approximately 56.1%, 55.6% and 47.4% of our total revenues during fiscal 2006, 2005 and 2004, respectively. We have one customer that represented greater than 10% of revenues for fiscal 2006, two customers for fiscal 2005 and one customer for fiscal 2004. Sales to Duke Energy accounted for approximately 14.7% of our total revenues for fiscal 2006. Sales to Duke Energy and Florida Power & Light each accounted for approximately 12.0% of our total revenues for fiscal 2005. Duke Energy accounted for approximately 19.5% of our revenues for fiscal 2004 and approximately 12.6% of our total revenues for fiscal 2004 on a pro forma basis after giving effect to the acquisition of Red Simpson. A substantial portion of our total revenues will continue to be derived from a limited group of customers, including Duke Energy and Florida Power & Light.
Types of Service Arrangements
     Over 90% of our services are provided under master service arrangements (“MSAs”), that cover maintenance, upgrade and extension services, as well as new construction. Work under these arrangements is typically billed based on either hourly usage of labor and equipment or unit of work. We do not derive significant revenues from fixed-price agreements relating to large-scale capital improvements, which typically involve competitive bidding. For the year ended June 30, 2006, approximately 65% of our revenues were generated from hourly arrangements, while approximately 32% were generated from unit-based arrangements. The terms of our service arrangements are typically between one to three years for cooperatives and municipalities and three to five years for investor-owned utilities, with periodic pricing reviews. Due to the nature of our MSAs, in many instances our customers are not committed to the specific volumes of services, but rather we are committed to perform the specific services covered by the MSAs if and to the extent requested by the customer. The customer is, however, obligated to obtain these services from us if they are not performed by the customer’s employees. Therefore, there can be no assurance as to the customer’s requirements during a particular period or that such estimates at any point in time are predictive of future revenues. Most of our arrangements, including MSAs, may be terminated by our customers on short notice. Because the majority of our customers are well-capitalized, investment grade-rated electric utilities or cooperatives, we have historically experienced minimal levels of bad debt.

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
Proprietary Rights
     We have obtained U.S. federal trademark registration for our “PIKE” word mark and our “PIKE” logo mark. We own registrations for three other trademarks. We have invested substantial time, effort and capital in establishing the Pike name and believe that our trademarks are a valuable part of our business.
Training, Quality Assurance and Safety
     Performance of our services requires the use of heavy equipment and exposure to potentially dangerous conditions. Our safety record reflects our commitment to operating safely and prudently. As employee safety is a top corporate priority, we have developed an extensive safety and training program. Our lineman training program, an accredited four-year program, has grown to be one of the largest non-union power line training programs in the United States. We have received recognition of excellence from the North Carolina Department of Labor for the results of our apprenticeship program. We operate 28 training facilities in 12 states to train employees in line work and safe working skills. In addition to on-the-job training, our Career Development Program and specialized training, we require our employees to attend ongoing safety training programs. Our continued focus on safety and workforce developments has resulted in year-over-year improvements in recordable and lost-time incidence rates in each of the five years ended June 30, 2006. These rates are calculated in accordance with the methodologies prescribed by the Occupational Safety and Health Administration (“OSHA”). We also conduct other mandatory training programs covering a variety of areas, such as supervisor development and CPR/ First Aid Certification.
     We consistently communicate our rules, regulations and training guidelines to our employees. These rules and regulations are strictly enforced throughout the company. In addition, we maintain a safety incentive program that rewards employees for working safely and minimizing injuries.
     As is common in our industry, we regularly have been and will continue to be subject to claims by employees, customers and third parties for property damage and personal injuries.
Equipment
     Our fleet, substantially all of which we own, consists of over 5,000 pieces of motorized equipment with an average age of approximately five years (measured as of June 2006) as compared to their average useful lives of 4 to 12 years. Our equipment consist of fleet, facilities and equipment, which includes standardized trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines, cranes, wire pullers and tensioners. We believe that these vehicles generally are well maintained and adequate for our current operations. The standardization of our trucks and trailers allows us to minimize training, maintenance and parts costs.
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
Employees
     At June 30, 2006, we employed over 6,900 full-time and part-time employees. We offer our employees a competitive package of benefits including medical, dental, life and disability insurance, paid vacation and holidays, 401(k) plans and annual bonuses. The level of benefits per employee varies and is based upon years of service, as well as levels of seniority and other variables.
     Our employees are not currently unionized, and we believe that our relationship with our employees is very good.
Risk Management and Insurance
     We maintain insurance policies with coverage customary for companies of our type and size, including general liability, automotive and workers’ compensation. We are partially self-insured under all of our policies, and our insurance does not cover all types or amounts of liabilities. Under each of these insurance policies, we are liable up to $1.0 million per occurrence. We also maintain insurance for health insurance claims exceeding $300,000 per person on an annual basis. We are not required to, and do not, specifically set aside funds for our self-insurance programs. At any given time, we are subject to multiple workers’ compensation and personal injury and other employee-related claims. We maintain accruals based on known facts and historical trends. Our workers’ compensation and insurance costs have been rising for several years notwithstanding our emphasis on safety.
     In the ordinary course of business, we occasionally are required by our customers to post surety or performance bonds in connection with services that we provide to them. These bonds have face amounts ranging from $25,000 to $14.0 million. As of June 30, 2006, we have approximately $40.3 million in surety bonds outstanding. We have never had to reimburse any of our sureties for expenses or outlays incurred under a performance or payment bond.
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
     We believe that the principal competitive factors in the end markets in which we operate are:
•	reputation and relationships with customers;

•	history of service execution (for example, safety record, cost control, timing and experience);

•	geographic presence and breadth of service offerings;

•	investment in fleet and equipment;

•	technological capabilities;

•	storm restoration abilities and reputation;

•	experience of management team;

•	price; and

•	the availability of qualified and/or licensed personnel.
     We believe that we have a favorable competitive position in the markets that we serve due in large part to our strong operating history, reputation and relationships with our customers. Small third-party service providers pose a smaller threat to us than national competitors because they are frequently unable to compete for larger, blanket service agreements to provide system-wide coverage. However, some of our competitors are larger, have greater resources and are able to offer a broader range of services (such as services to the telecommunications industry) or offer services in a broader geographic territory. In addition, certain of our competitors may have lower overhead cost structures and may, therefore, be able to provide their services at lower rates than we can. Furthermore, if employees leave and become our competitors, we may lose some of our existing clients that have formed relationships with those former employees. Competitive factors may require us to take measures, such as price reductions, in the future that could reduce our profitability.
Government Regulation
     Our operations are subject to various federal, state and local laws and regulations including:
•	licensing requirements;

•	building and electrical codes;

•	permitting and inspection requirements applicable to construction projects;

•	regulations relating to worker safety and health, including those in respect of OSHA; and

•	regulations relating to environmental protection.
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
Environmental Matters
     Our facilities and operations are subject to a variety of environmental laws and regulations which govern, among other things, the use, storage and disposal of solid and hazardous wastes, the discharge of pollutants into the air, land and water, and the cleanup of contamination. In connection with our truck fueling, maintenance, repair, washing and final-stage manufacturing operations, we use regulated substances such as gasoline, diesel and oil, and generate small quantities of regulated waste such as used oil, antifreeze, paint and car batteries. Some of our properties contain, or previously contained, aboveground or underground storage tanks, fuel dispensers, and/or solvent-containing parts washers. In addition, our construction and maintenance activities are sometimes performed in environmentally sensitive areas, such as wetlands, or in underground environments for which we must rely on field maps for the location of underground assets and obstacles. In the event we cause, or we or our predecessors have caused, a release of hazardous substances or other environmental damage, whether at our sites, sites where we perform our services, or other locations such as off-site disposal locations or adjacent properties, we could incur liabilities arising out of such releases or environmental damage. Although we have incurred in the past, and will incur in the future, costs to maintain environmental compliance and/or to address environmental issues, such costs have not, and are not expected to, have a material adverse effect on our results of operations, cash flows or financial condition.
Available Information
     We maintain an Internet website at www.pike.com. We make available, free of charge, through our website, via hyperlink to a third party service that maintains filings made with the Securities and Exchange Commission (“SEC”), our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, any amendments to such reports, and filings under Section 16 of the Securities Exchange Act of 1934, as amended,, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K contains statements that are intended to be “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company and the industry in which we operate and management’s beliefs and assumptions. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Business — Industry Trends,” “— Competitive Strengths,” “— Business Strategy,” “— Our Services,” “— Competition,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Words such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “potential,” “continue,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Such risks include, without limitation, those identified below under the heading “Risk Factors.” Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to:
•	our belief that future growth in demand for services generally will be driven by increased demand for electricity due to growth in electricity consumption and population in the southeastern and south central regions of the United States, increased outsourcing by power suppliers and the need to correct the inadequacy of the current electric infrastructure;

•	our belief that our quality service, modern fleet, regional presence, storm restoration capabilities and strong safety record will enable us to develop our business with both existing and prospective customers as they continue to further outsource their servicing needs;

•	our belief that, by focusing on the distribution and sub-500 kV transmission sector of the industry and providing high-quality services to our customers, we will be in a position to capture a significant share of the expected increased amount of work in this market sector;

•	our belief that provisions of the Energy Policy Act of 2005 will lead to a more efficient permitting process and could spur investment interest from non-utility entities and that the repeal of PUHCA may lead to increased interest in outsourcing solutions, which we believe will benefit our business due to the associated increases in maintenance, extension and upgrade of distribution and sub-500 kV transmission lines;

•	our belief that outsourcing by electric companies will continue in the future;

•	our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business will not have a material adverse effect on the Company’s results of operation or financial position;

•	our expectation that our general and administrative expenses will include additional implementation costs relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and will range from $1.5 million to $2.5 million in fiscal 2007 compared to approximately $0.7 million in fiscal 2006;

•	our expectation that, as a result of the termination of employment of our former chief financial officer on August 16, 2006, we expect to incur approximately $0.8 million in general and administrative expenses in the first quarter of fiscal 2007 in accordance with the terms of his employment arrangement;

•	our belief that our cash flow from operations and borrowings available under our senior credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future; and

•	our expectation that our capital expenditures will range from $40 million to $60 million for the year ended June 30, 2007 and our intention to fund those expenditures from operating cash flow.
     Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after we file this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.
ITEM 1A. RISK FACTORS
     Our business is subject to a variety of risks, including the risks described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not known to us or not described below may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed and we may not be able to achieve our goals. This Annual Report on Form 10-K also includes statements reflecting assumptions, expectations, projections, intentions, or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934 and should be read in conjunction with the section entitled “Forward-Looking Statements.”
     We derive a significant portion of our revenues from a small group of customers. The loss of one or more of these customers could negatively impact our business and results of operations. Our customer base is highly concentrated. Our top ten customers accounted for approximately 56.1%, 55.6% and 47.4% of our revenues for fiscal 2006, 2005 and 2004, respectively. We have one customer that represented greater than 10.0% of revenues for fiscal 2006, two customers for fiscal 2005 and one such customer for fiscal 2004. Sales to Duke Energy accounted for approximately 14.7% of our total revenues for fiscal 2006. Sales to Duke Energy and Florida Power & Light each accounted for approximately 12.0% of our total revenues for fiscal 2005. Duke Energy accounted for approximately 19.5% of our revenues for fiscal 2004 and approximately 12.6% of our total revenues for fiscal 2004, on a pro forma basis after giving effect to the acquisition of Red Simpson.
     We believe that we will continue to rely on a relatively small group of customers, including Duke Energy and Florida Power & Light, for a substantial portion of our revenues for the foreseeable future. We may not be able to maintain our relationships with our significant customers. The loss of, or reduction of our sales to, any of our major customers could materially and adversely affect our business and results of operations.
     Our customers often have no obligation to assign work to us, and many of our arrangements may be terminated on short notice. As a result, we are at risk of losing significant business on short notice. This risk may be accentuated for customers we obtained in the Red Simpson acquisition. Most of our customers assign work to us under master service arrangements. Under these arrangements, our customers generally have no obligation to assign work to us and do not guarantee service volumes. Most of our customer arrangements, including our master service arrangements, may be terminated by our customers on short notice. In addition, many of our customer arrangements, including our master service arrangements, are open to competitive bidding at the expiration of their terms. As a result, we may be displaced on these arrangements by competitors from time to time. Our business and results of operations could be materially and adversely affected if our customers do not assign work to us or if they cancel a number of significant arrangements and we cannot replace them with similar work.
     We obtained some of our customers in conjunction with the Red Simpson acquisition on July 1, 2004. We had an existing relationship with some of Red Simpson’s customers, but a number of the relationships were new. Because of our relatively brief relationship with these customers, we could be more exposed than normal to losing a portion or all of their business to our competitors.
     Our storm restoration services are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, the levels of our financial results from period to period. As shown by the following table, revenues derived from our storm restoration services are highly volatile and uncertain due to the unpredictable nature of weather-related events.

Storm Revenue Data
			Percentage
	Storm	Total	of Total
Year	Revenues	Revenues	Revenues
	(In millions)	(In millions)
2000	$21.6	$263.7	8.2%
2001	25.3	287.3	8.8%
2002	7.0	273.2	2.6%
2003	46.6	297.5	15.7%
2004	43.0	356.7	12.1%
2005	149.2	679.2	22.0%
2006	185.3	727.5	25.5%
     During fiscal 2006 and 2005, we experienced the largest storm restoration events of our history as several significant hurricanes impacted the Gulf Coast and Florida. Our storm restoration revenues for fiscal 2006 and 2005 are not indicative of the revenues that we typically generate in any period or can be expected to generate in any future period. Our historical results of operations have varied between periods due to the volatility of our storm restoration revenues. The levels of our future revenues and net income may be subject to significant variations and uncertainties from period to period due to the volatility of our storm restoration revenues. In addition, our storm restoration revenues are offset in part by declines in our core powerline services because we staff storm restoration mobilizations in large part by diverting resources from our powerline services.
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
     Our safety record is an important consideration for our customers. If serious accidents or fatalities occur, we may be ineligible to bid on certain work, and existing service arrangements could be terminated. In addition, if our safety record were to deteriorate, our ability to bid on certain work could be adversely impacted. Further, regulatory changes implemented by OSHA could impose additional costs on us. Adverse experience with hazards and claims could have a negative effect on our reputation with our existing or potential new customers and our prospects for future work.
     Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all. We maintain various insurance policies, including general liability, automotive liability and workers’ compensation. We are partially self-insured under all of our policies, and our insurance does not cover all types or amounts of liabilities. Our insurance policies are subject to substantial deductibles of $1.0 million per occurrence. We are not required to, and do not, specifically set aside funds for our self-insurance programs. At any given time, we are subject to multiple workers’ compensation and personal injury claims. We maintain substantial loss accruals for workers’ compensation claims, and our workers’ compensation and insurance costs have been rising for several years notwithstanding our emphasis on safety. Our insurance policies may not be adequate to protect us from liabilities that we incur in our business.
     In addition, due to a variety of factors such as increases in claims and projected significant increases in medical costs and wages, insurance carriers may be unwilling to provide the current levels of coverage without a significant increase in collateral requirements to cover our deductible obligations. Furthermore, our insurance premiums may increase in the future and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any such inadequacy of, or inability to obtain, insurance coverage at acceptable rates, or at all, could have a material adverse effect on our business, financial condition and results of operations.
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
     The Energy Policy Act may fail to result in increased spending in the electric power transmission infrastructure, which could slow our expected growth. Implementation of the Energy Policy Act is still subject to considerable fiscal and regulatory uncertainty. Many of the regulations implementing the components of the bill have not been promulgated and many others have only recently been finalized, and the effect of these regulations, once implemented, is uncertain. As a result, the legislation may not result in increased spending on the electric power transmission infrastructure in a manner that will increase demand for our services. Continued uncertainty regarding the implementation of the Energy Policy Act may result in slower growth in demand for our services.
     Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price. Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. We are currently documenting and will soon begin testing our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on that assessment beginning with our Annual Report on Form 10-K for the year ending June 30, 2007. During the course of this documentation and testing, we may identify significant deficiencies or material weaknesses that we may be unable to remedy before the requisite deadline for those reports. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information and the trading price of our stock could drop significantly.
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
     In addition, our employees might leave our company and become our competitors. If this happens, we may lose some of our existing clients that have formed relationships with these former employees. In addition, we may lose future clients to a former employee as a competitor. In either event, there could be a material adverse effect on our business, operating results and financial condition.
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

     We have incurred a substantial amount of indebtedness under a senior credit facility, which may restrict our business and operations, adversely affect our cash flow, and restrict our future access to sufficient funding to finance desired growth. As of June 30, 2006, we had outstanding indebtedness of approximately $253.5 million and had availability of $57.9 million under the $90.0 million revolving portion of our senior credit facility (after giving effect to the outstanding balance of $4.5 million and the outstanding standby letters of credit of approximately $27.6 million). We estimate that our debt service will be approximately $17.9 million for the fiscal 2007, consisting solely of interest payments. After giving effect to our existing interest rate swap and cap agreements, a hypothetical change in the interest rate of 100 basis points on our indebtedness as of June 30, 2006 would have changed annual cash interest expense by approximately $1.8 million.
     Having this substantial amount of indebtedness (i) makes us more vulnerable to adverse changes in general economic, industry and competitive conditions, (ii) limits our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy or other purposes and (iii) places us at a disadvantage compared to our competitors who have less debt. Furthermore, our interest expense could increase if interest rates rise because our debt under our senior credit facility bears interest at floating rates. We dedicate a substantial portion of our cash flow to debt service. If we do not have sufficient earnings to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, which we may not be able to do on commercially reasonable terms or at all.
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
     We are in the process of implementing certain financial and accounting applications and investigating a company-wide ERP system which could temporarily disrupt our day-to-day operations. We have recently completed the installation of four core modules of a new accounting system. Additionally, an ERP system, if selected and implemented, would allow for a seamless interface between functions such as accounting and finance, human resources, powerline operations, fleet management and customer relationships. Development and implementation of an ERP system would require substantial financial and personnel resources. While an ERP system would be intended to improve and enhance our information systems, large scale implementation of new information systems exposes us to the risks of start up of the new system and integration of that system with our existing systems and processes, including possible disruption of our financial reporting. Failure to properly implement an ERP system could result in substantial disruptions to our business, including coordinating and processing our normal business activities, testing and recording of certain data necessary to provide oversight over our disclosure controls and procedures and effective internal controls over our financial reporting, and other unforeseen problems.
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
     The electric infrastructure servicing business is subject to seasonal variations, which may cause our operating results to vary significantly from period to period and could cause the market price of our stock to fall. Due to the fact that a significant portion of our business is performed outdoors, our results of operations are subject to seasonal variations. These seasonal variations affect our core activities of maintaining, upgrading and extending electrical distribution power lines and not only our storm restoration services. Generally, during the winter months, demand for new work and maintenance services may be lower due to reduced construction activity during inclement weather. As a result, operating results may vary significantly from period to period. If our operating results fall below the public’s or analysts’ expectations in some future period or periods, the market price of our common stock will likely fall in such period or periods.
     Weather conditions can adversely affect our operations and revenues. Poor weather conditions, primarily relating to rain events, directly affect our ability to perform services for our customers. Sustained periods of rain, especially when widespread throughout our service area, can negatively affect our results of operations for a particular period. In addition, during periods of E1 Niño conditions, typically more rainfall than average occurs over portions of the U.S. Gulf Coast and Florida, which includes a significant portion of our service territory. According to a National Oceanic and Atmospheric Administration report on September 13, 2006, E1 Niño conditions have developed and are likely to continue into early 2007.
     We have incurred and will continue to incur increased costs as a result of being a public company. As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the SEC and the New York Stock Exchange, have imposed substantial requirements on public companies, including requiring changes in corporate governance practices and requirements relating to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. We are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act by the fiscal year ending June 30, 2007. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.
     Our results of operations could be adversely affected as a result of the impairment of goodwill or other intangibles. When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which states that we must identify and value intangible assets that we acquire in business combinations, such as customer arrangements, customer relationships and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.
     The FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter.
     We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $144.4 million at June 30, 2006. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements. Future impairments, if any, will be recognized as operating expenses.
     The market price of our stock may be influenced by many factors, some of which are beyond our control. These factors include the various risks described in this section as well as the following:
•	the failure of securities analysts to continue to cover our common stock or changes in financial estimates by analysts;

•	announcements by us or our competitors of significant contracts, acquisitions or capital commitments;

•	changes in market valuation or earnings of our competitors;

•	variations in quarterly operating results;

•	availability of capital;

•	general economic conditions;

•	terrorist acts;

•	legislation;

•	future sales of our common stock; and

•	investor perception of us and the electric utility industry.
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
     As of June 30, 2006, there were 32,577,424 shares of our common stock outstanding. Of this amount, 16,993,535 shares of common stock are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.
     Additionally, we have filed a “shelf” registration statement with the SEC pursuant to which Lindsay Goldberg & Bessemer and its affiliates may sell up to 8,000,000 shares, or approximately 25%, of our common stock at any time in one or more offerings. The registration statement was declared effected by the SEC on September 20, 2006. The offer or sale of all or a portion of such shares may have an adverse effect on the market price of our common stock. We are required to pay the expenses associated with such offerings.
     Also, in the future, we may issue our securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding common stock, and the issuance of such common stock would dilute the ownership percentage of our then existing stockholders.
     A significant stockholder controls the direction of our business. The concentrated ownership of our common stock will prevent other stockholders from influencing significant corporate decisions. Lindsay Goldberg & Bessemer and its affiliates own approximately 40% of the outstanding shares of our common stock representing approximately 40% of the total voting power of our voting stock. Further, management and its affiliates, excluding Lindsay Goldberg & Bessemer and its affiliates, own approximately 7% of the outstanding shares of our common stock, which represents approximately 7% of the total voting power of our voting stock.
     As a result, Lindsay Goldberg & Bessemer and its affiliates have the ability to effectively control all matters requiring stockholder approval, including the nomination and election of directors, the determination of our corporate and management policies and the determination of the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including potential mergers or acquisitions, asset sales and other significant corporate transactions.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our headquarters are located in Mount Airy, North Carolina. As of June 30, 2006, we owned 24 facilities and leased 68 properties throughout the United States. Most of our properties are used as offices or for fleet operations. We have pledged our owned properties as collateral under our credit facility. We continuously review our property needs and, as a result, may consolidate or eliminate certain facilities in the future. However, no specific future eliminations or consolidations have been identified. We believe that our facilities are adequate for our current operations.
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
     On September 6, 2006, we entered into a settlement agreement with one of our former employees relating to litigation proceedings initiated by us to enforce the employee’s non-compete agreement entered into in connection with our acquisition of Red Simpson. Under this settlement agreement, the former employee agreed to enter into a revised non-compete agreement, reduce the amount and extend the payment terms of certain deferred compensation liabilities and forfeit certain shares of restricted stock.
     We have initiated additional litigation proceedings against a collective group of former Red Simpson employees to enforce their non-compete agreements and will continue to enforce our rights under non-compete agreements with other former employees of Red Simpson.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended June 30, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “PEC” on July 27, 2005 at the time of our initial public offering. The table on the following page presents, for the period indicated, the high and low sales prices per share as reported on the NYSE:

	High	Low
Fiscal 2006:
First Quarter (beginning July 27, 2005)	$20.40	$13.60
Second Quarter	20.25	15.50
Third Quarter	21.42	16.12
Fourth Quarter	21.80	15.95
     As of September 15, 2006, there were 79 record holders of our common stock and approximately 14,000 beneficial holders of our common stock.
Dividend Policy
     We have not declared or paid any cash dividends on our common stock in the past two years. We currently intend to continue to retain our future earnings, if any, to finance the growth, development and expansion of our business. Accordingly, we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, any contractual restrictions, the income tax laws then in effect and the requirements of Delaware law.
Recent Sales of Unregistered Securities
     None.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The tables on the following pages set forth selected consolidated financial data of Pike Electric Corporation for each of the years in the five-year period ended June 30, 2006. The selected consolidated financial data as of June 30, 2006, 2005, 2004, 2003 and 2002 and for each of the five years in the period ended June 30, 2006, was derived from the audited consolidated financial statements of Pike Electric Corporation. Amounts for fiscal 2006 and 2005 include the results of operations of Red Simpson, which was acquired on July 1, 2004.
     The consolidated financial data should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data” included elsewhere herein.

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$727,470	$679,197	$356,697	$297,514	$273,235
Cost of operations(1)	599,247	585,354	300,313	247,204	225,280

Gross profit	128,223	93,843	56,384	50,310	47,955
General and administrative expenses(2)	45,228	47,867	18,812	16,783	14,176
Recapitalization expenses(3)	—	—	—	386	10,893
Loss (gain) on sale of property and equipment	2,250	585	265	539	(4)

Income from operations	80,745	45,391	37,307	32,602	22,890
Other expense (income):
Interest expense(4)	24,272	40,217	9,192	11,862	2,802
Other, net	(220)	(109)	(19)	(46)	(267)

Total other expense	24,052	40,108	9,173	11,816	2,535
Income before income taxes from continuing operations	56,693	5,283	28,134	20,786	20,355
Income tax expense	22,324	8,469	11,276	8,335	9,519

Income (loss) from continuing operations	34,369	(3,186)	16,858	12,451	10,836
Loss from discontinued operations, net of taxes(5)	—	—	(330)	(621)	(324)

Net income (loss)	$34,369	$(3,186)	$16,528	$11,830	$10,512

Decrease in redemption value of mandatorily redeemable preferred stock(6)	—	—	—	12,071	—

Net income (loss) available (attributable) to common stockholders	$34,369	$(3,186)	$16,528	$23,901	$10,512

Basic earnings from continuing operations per common share:
Weighted average basic common shares outstanding	31,023	27,709	24,437	24,437	59,633
Income (loss) from continuing operations	$1.11	$(0.11)	$0.69	$0.51	$0.18

Diluted earnings from continuing operations per common share:
Weighted average diluted common shares outstanding	32,252	27,709	24,437	24,437	59,633
Income (loss) from continuing operations	$1.07	$(0.11)	$0.69	$0.51	$0.18

	As of June 30,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,391	$3,106	$4,937	$3,637	$99
Working capital	78,995	69,421	41,497	41,372	36,048
Property and equipment, net	284,452	281,842	190,600	171,488	174,500
Total assets	589,966	592,455	287,096	245,248	245,032
Total current liabilities	73,884	82,307	38,502	20,810	21,515
Total long-term liabilities	345,350	509,665	199,311	192,103	198,807
Mandatorily redeemable preferred stock	—	—	5,810	5,429	17,500
Total stockholders’ equity(7)	170,732	483	49,283	32,335	7,210
Cash dividend per share of common stock	—	—	—	—	—

(1)	Cost of operations for fiscal 2005 includes $21.1 million in deferred compensation charges related to our acquisition of Red Simpson in July 2004.

(2)	General and administrative expenses for fiscal 2006 includes stock compensation expense of approximately $2.3 million related to the adoption of SFAS 123R as of July 1, 2005. General and administrative expenses for fiscal 2005 include: (i) $4.2 million of compensation expense for common stock options repurchased from our management in connection with our December 2004 recapitalization, (ii) a $4.0 million charge for the termination of our management agreement with Lindsay Goldberg & Bessemer, and (iii) $2.6 million related to the purchase by members of Red Simpson’s management of restricted shares of common stock in connection with the acquisition of Red Simpson, due to the acceleration of deferred compensation benefits and the subsequent repurchase of a portion of that restricted stock in the December 2004 recapitalization.

(3)	Recapitalization expenses represent costs incurred in connection with a recapitalization that we effected in 2002.

(4)	Interest expense primarily includes interest expense related to outstanding debt as well as (a) a $14.0 million charge in fiscal 2005 for the redemption of preferred stock and (b) the write-off of unamortized deferred loan costs of $3.2 million and $6.7 million for fiscal 2006 and 2005, respectively, resulting from the prepayment of debt.

(5)	Loss from discontinued operations, net of taxes, represents losses from our industrial division, which ceased operations during the year ended June 30, 2004.

(6)	The $12.1 million decrease in the redemption value of our Series A preferred stock during fiscal 2003 occurred because we adjusted the carrying value of the Series A preferred stock to $5.4 million from its original carrying value of $17.5 million at issuance in accordance with the terms of the Series A preferred stock.

(7)	Total stockholders’ equity was effected in fiscal 2006 by our IPO, completed on August 1, 2005, of 10.0 million shares of common stock, in which we received approximately $122.0 million in net proceeds. Total stockholders’ equity was effected in fiscal 2005 by our sale of common stock on July 1, 2004 for $71.0 million in connection with our acquisition of Red Simpson, which was offset by our recapitalization in December 2004, pursuant to which we acquired shares of our common stock for a total purchase price of $123.3 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in Item 8 “Financial Statements and Supplementary Data.” The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Risk Factors.”
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
Business Drivers and Measures
     Industry trends impact our results of operations. In operating our business and monitoring its performance, we also pay attention to a number of performance measures and operational factors. The statements in this section are based on our current expectations. These statements are forward-looking, and actual results may differ materially from our expectations. Please refer to “Forward-Looking Statements” and “Risk Factors” for more information on what may cause our actual results to differ.
     Industry Trends. Our performance is impacted by maintenance, upgrade and extension spending on distribution and transmission power lines by our customers. Distribution and transmission spending is impacted by several important trends affecting our industry, including the following:
•	Growth in demand for electricity. Demand for electricity is a direct driver of spending on electric distribution and transmission infrastructure, which is driven by population growth, economic expansion and the proliferation of electrical devices. The southern census region of the United States, which forms the majority of our market, has exhibited, and is forecasted to continue to exhibit, more than double the population growth rate of the midwest and northeast census regions, driving both increased investment in the distribution and transmission infrastructure and the related increase in maintenance requirements in our service territory.

•	Passage of the Energy Policy Act of 2005. On August 8, 2005, President Bush signed the Energy Policy Act of 2005 into law. The Act includes provisions designed to improve electric transmission capacity and reliability and incentives to encourage investment in the transmission infrastructure. We believe that provisions in this Act will lead to a more efficient permitting process, which should encourage investment in the transmission system. Additionally, we believe that provisions of this Act could spur investment interest from non-utility entities, which are likely to focus on reducing costs, while enabling utilities to focus on their core competencies. Finally, we believe that this Act could lead to increased interest in outsourcing solutions.

•	Increased outsourcing of infrastructure services. There has been an increase in outsourcing of electrical infrastructure maintenance and system improvements by electric companies over the last decade as they have increasingly focused on their core competencies. We believe outsourcing enables electric companies to manage their labor costs more flexibly, improve the reliability of their systems and deploy their capital more efficiently, and we expect the outsourcing trend to continue.

•	Inadequacy of current electric infrastructure. The current electric infrastructure is increasingly viewed as inadequate, as more electricity is being transported over longer distances utilizing a system that was designed for limited power sharing among neighboring utilities. We expect spending on electrical transmission infrastructure to increase in order to cure historical underinvestment, and we expect this increase to drive further work for us.
     Operational and Other Factors. Although we benefit from general industry trends, we are subject to various factors that can affect our results of operations. To mitigate the effects of these factors, we focus on elements of our business we can control, including excellent customer service, safety and employee development, cost control and return on invested capital. Certain operational and other factors that affect our business include the following:
•	When we add new customers and contracts, we generally experience an increase in costs, including the costs of training and outfitting our crews and spending on equipment and specialized tools and supplies. Once the crews and equipment are fully utilized, our margins generally increase over the life of the contract.

•	Industry-wide insurance costs for workmen’s compensation, medical and general liability have risen in the past several years and are expected to continue to rise at a rate faster than our revenues. We have implemented several safety initiatives designed to reduce incident rates and corresponding insurance costs as well as introduced an employee safety bonus in fiscal 2005 that has initially increased our costs.

•	There are a limited number of skilled workers that can perform our work, and during historic periods of increased demand, labor costs have tended to increase. We have been experiencing an improved economic cycle, and we are currently experiencing shortages of skilled personnel in certain markets. While shortages have caused our labor costs to increase, we historically have been able to obtain increases when we renegotiate rates with our customers to offset these cost increases.

•	Our general and administrative expenses will include additional implementation costs relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and will range from $1.5 million to $2.5 million in fiscal 2007 compared to approximately $0.7 million in fiscal 2006. In addition, as a result of the termination of employment of our former chief financial officer on August 16, 2006, we expect to incur approximately $0.8 million in general and administrative expenses in the first quarter of fiscal 2007 in accordance with the terms of his employment arrangement.

•	Fuel costs have risen significantly in the past year and are expected to continue to rise at a rate faster than our revenues. We have a large fleet of vehicles and equipment that primarily use diesel fuel. We have implemented bulk purchasing in certain areas to hedge fuel costs. In addition, on May 5, 2006 we entered into swaps covering approximately 2.5 million gallons of our diesel requirements for the period from June 2006 through February 2008.
Services
     We monitor our revenues by the two categories of services we provide: powerline and storm restoration. We use this breakdown because powerline services represent our ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs. Storm restoration revenues represent additional revenue opportunities that depend on weather conditions.
     Our powerline services are our core business because of the magnitude and stability of our revenues from these operations. These powerline services have benefited from the industry trends described above. Although storm restoration services can generate significant revenues, their unpredictability is demonstrated by comparing our revenues from those services in the last five fiscal years which have ranged from 2.6% to 25.5% of our total revenues. During fiscal 2006 and 2005, we experienced the largest storm restoration events of our history as several significant hurricanes affected the Gulf Coast and Florida. Our storm restoration revenue for fiscal 2006 and 2005 are not indicative of the revenues that we typically generate in any period or can be expected to generate in any future period. We cannot accurately predict the occurrence or magnitude of future storm restoration revenues.
     The table on the following page sets forth our revenues by category of service for the periods indicated:

Storm Revenue Data
		Percentage	Storm	Percentage
	Powerline	of Total	Restoration	of Total	Total
Year	Services	Revenues	Services	Revenues	Revenues
	(In millions)		(In millions)		(In millions)
2000	$242.1	91.8%	$21.6	8.2%	$263.7
2001	262.0	91.2%	25.3	8.8%	287.3
2002	266.2	97.4%	7.0	2.6%	273.2
2003	250.9	84.3%	46.6	15.7%	297.5
2004	313.7	87.9%	43.0	12.1%	356.7
2005	530.0	78.0%	149.2	22.0%	679.2
2006	542.2	74.5%	185.3	25.5%	727.5
Seasonality; Fluctuations of Results
     Our services are performed outdoors, causing our results of operations to be subject to seasonal variations due to weather conditions. These seasonal variations affect both our powerline and storm restoration services. Extended periods of rain affect the deployment of our powerline crews, particularly with respect to underground work. During the winter months, demand for powerline work is generally lower due to inclement weather. In addition, demand for powerline work generally increases during the spring months due to improved weather conditions and is typically the highest during the summer due to better weather conditions. Demand for electrical repairs is generally higher during the fall months due to damage caused by weather conditions, such as hurricanes. In addition, our results of operations are subject to significant variations related to storm restoration services. Due to the unpredictable nature of storms, the level of our storm restoration revenues fluctuates from period to period. See “Risk Factors.”
Inflation
     Due to relatively low levels of inflation experienced during fiscal 2006, 2005 and 2004, inflation did not have a significant effect on our results. However, we have experienced significant increases in the costs of fuel used to operate our vehicles and equipment during fiscal 2006.
Basis of Reporting
     Revenues. We derive our revenues from one reportable segment through two service categories — powerline and storm restoration. Our core powerline services consist of the maintenance, upgrade and extension of electric distribution and transmission power lines and various ancillary services. Our storm restoration services involve the rapid deployment of our highly-trained crews and related equipment to restore power on distribution and transmission systems during crisis situations, such as hurricanes or ice or wind storms.
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
     Interest Expense and Other, Net. Interest expense and other, net primarily include interest expense, recapitalization expenses and other nonoperating expenses. In addition to cash interest expense, interest expense includes amortization of deferred loan costs and mark-to-market gains and losses on interest rate derivatives. In addition, interest expense includes the changes in the redemption value of our Series A preferred stock and the write-off of unamortized deferred loan costs resulting from prepayments of debt. The preferred stock was redeemed in fiscal 2005. The recapitalization expenses consist of nonrecurring expenses relating to our December 2004 recapitalization.
Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses reported. We believe our uses of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness on a consistent basis. Actual results may differ materially from these estimates. We believe the following to be our most important accounting policies, including those that use significant judgments and estimates in the preparation of our consolidated financial statements.
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
     Allowance for Doubtful Accounts. We provide an allowance for doubtful accounts that represents an estimate of uncollectible accounts receivable. The determination of the allowance includes certain judgments and estimates including our customers’ willingness or ability to pay and our ongoing relationship with the customer. In certain instances, primarily relating to storm restoration work and other high volume billing situations, billed amounts may differ from ultimately collected amounts. We incorporate our historical experience with our customers into the estimation of the allowance for doubtful accounts. These amounts are continuously monitored as additional information is obtained. Accounts receivable are due from customers located within the United States. Any material change in our customers’ business or cash flows would affect our ability to collect amounts due.
     Property, Plant and Equipment and Impairment of Long-Lived Assets. We capitalize property and equipment as permitted or required by applicable accounting standards, including replacements and improvements when costs incurred for those purposes extend the useful life of the asset. We charge maintenance and repairs to expense as incurred. Depreciation on capital assets is computed using the straight-line method and ranges from 3 to 39 years. Our management makes assumptions regarding future conditions in determining estimated useful lives and potential salvage values. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss once the asset is disposed.
     We review our long-lived assets for impairment when events or changes in business conditions indicate the carrying value of the assets may not be recoverable, as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment of assets classified as “held and used” exists if the sum of the undiscounted estimated future cash flows expected is less than the carrying value of the assets. If this measurement indicates a possible impairment, we compare the estimated fair value of the asset to the net book value to measure the impairment charge, if any. If the criteria for classifying an asset as “held for sale” have been met, we record the asset at the lower of carrying value or fair value, less estimated selling costs.
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
     We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $144.4 million at June 30, 2006. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base or material negative changes in our relationships with material customers.
     Insurance and Claims Accruals. In the ordinary course of our business, we are subject to workers’ compensation, vehicle, general liability and health insurance claims for which we are self insured up to specified limits. We maintain commercial insurance for individual workers’ compensation and vehicle and general liability claims exceeding $1.0 million for claims subsequent to October 1, 2004 and $500,000 for claims prior to October 1, 2004. We also maintain commercial insurance for health insurance claims exceeding $300,000 per person on an annual basis. We determine the amount of our loss reserves and loss adjustment expenses for self-insured claims based on third-party actuarial analyses prepared semi-annually that use both company-specific and industry data, as well as general economic information. Our estimates for insurance loss exposures require us to monitor and evaluate our insurance claims throughout their life cycles. Using this data and our assumptions about the emerging trends, we estimate the size of ultimate claims. Our most significant assumptions in forming our estimates include the trend in loss costs, the expected consistency with prior year claims of the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. We also monitor the reasonableness of the judgments made in the prior year’s estimates and adjust current year assumptions based on that analysis.
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
     Stock-Based Compensation. Effective July 1, 2005, we adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.
     We adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
     Prior to the adoption of SFAS No. 123R, we used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of our common stock on the date of grant.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average long-term implied volatilities of peer companies as we have limited trading history. The expected life is based on an approximate average of the ten-year term of the options and the five-year weighted-average graded vesting period, and forfeitures are estimated at 5% based on certain historical data as we have limited trading history beginning July 27, 2005 to present.

Results of Operations
     The following table sets forth selected statement of operations data as percentages of revenues for the periods indicated:
Pike Electric Corporation and Subsidiaries
Consolidated Statements of Operations

	Year Ended June 30,
	2006	2005	2004
Revenues:
Powerline services	74.5%	78.0%	87.9%
Storm restoration services	25.5	22.0	12.1

Total	100.0%	100.0%	100.0%

Cost of operations	82.4	86.2	84.2

Gross profit	17.6	13.8	15.8
General and administrative expenses	6.2	7.0	5.3
Loss on sale of property and equipment	0.3	0.1	—

Income from operations	11.1%	6.7%	10.5%
Other expense (income):
Interest expense, net	3.3	5.9	2.6
Other, net	—	—	—

Income before income tax from continuing operations	7.8	0.8	7.9
Income tax expense	3.1	1.3	3.2

Income (loss) from continuing operations	4.7	(0.5)	4.7

Loss from discontinued operations, net of taxes	—	—	(0.1)

Net income (loss)	4.7%	(0.5)%	4.6%

  Year Ended June 30, 2006 Compared to Year Ended June 30, 2005
     Revenues. Revenues increased $48.3 million to $727.5 million for the fiscal year ended June 30, 2006 from $679.2 million for the fiscal year ended June 30, 2005. The increase was due to a $36.0 million increase in storm revenues coupled with a $12.3 million increase in powerline revenues compared to the prior year. We generated substantial revenues from storm restoration services during fiscal 2006 related to major storms impacting the Gulf Coast and Florida.
     Our powerline services revenue increased 2.3%, to $542.2 million in fiscal 2006 from $529.9 million in fiscal 2005. Total powerline man-hours increased primarily due to an increased workload from our existing customers. Revenue per man-hour increased slightly for fiscal 2006 compared to the prior year. Total headcount increased by 500 to approximately 6,900 at June 30, 2006 compared to approximately 6,400 at June 30, 2005.
     Our storm restoration revenues increased 24.1% to $185.3 million for fiscal 2006 from $149.3 million for fiscal 2005. This increase in storm restoration revenue was primarily the result of major storms in fiscal 2006, including Tropical Storm Cindy and Hurricanes Dennis, Katrina, Rita and Wilma and ice storms affecting Georgia, North Carolina, South Carolina and Virginia. The 2005 hurricane season had the largest number of named storms in history. Our storm revenues are highly volatile and unpredictable. Our storm restoration revenues for fiscal 2006 and 2005 were the highest in the history of our Company and are not indicative of the revenues that we have typically generated in the past or can be expected to be generated in the future.
     Gross Profit. Gross profit increased $34.4 million to $128.2 million for fiscal 2006 from $93.8 million for fiscal 2005, primarily due to a $21.1 million charge recorded in fiscal 2005 attributable to the cost of operations portion of the deferred compensation charge related to our acquisition of Red Simpson. Gross profit as a percentage of revenues increased to 17.6% in fiscal 2006 from 13.8% in fiscal 2005. Excluding a charge related to the Red Simpson acquisition in fiscal 2005, gross margins would have increased to 17.6% from 16.9%. The remaining increase is primarily due to an increase in higher margin storm restoration revenues in fiscal 2006 partially offset by increased costs for labor, fuel and insurance.
     General and Administrative Expenses. General and administrative expenses decreased $2.7 million to $45.2 million for fiscal 2006 from $47.9 million for fiscal 2005. This decrease was primarily as the result of eliminating the following non-recurring charges that occurred in fiscal 2005: (i) a $4.0 million charge for termination of our management agreement with Lindsay Goldberg & Bessemer, (ii) $4.2 million of compensation expense for common stock options repurchased from our management in connection with our December 2004 recapitalization and (iii) a compensation charge of $2.6 million related to the purchase by members of Red Simpson’s management of restricted shares of common stock in connection with the acquisition of Red Simpson, due to the acceleration of deferred compensation benefits and the subsequent repurchase of a portion of that restricted stock in the December 2004 recapitalization. Partially offsetting the benefit resulting from the elimination of such items and charges in fiscal 2006 were increased administrative costs in fiscal 2006 as a result of operating as a public company, increased legal fees and an increase in stock compensation expense of approximately $2.3 million related to the adoption of SFAS 123R as of July 1, 2005. As a percentage of revenues, general and administrative expenses decreased to 6.2% from 7.0%.
     Loss on Sale of Property and Equipment. Loss on sale of property and equipment increased $1.7 million to $2.3 million for fiscal 2006 compared to $0.6 million for fiscal 2005. This increase is due to continued replacement of equipment in the normal course of business and includes a charge of $0.7 million related to certain assets held for sale as of June 30, 2006.
     Interest Expense and Other, Net. Interest expense and other, net decreased $16.0 million to $24.1 million for fiscal 2006 from $40.1 million for fiscal 2005. The decrease was primarily due to the elimination of the $14.0 million charge related to the redemption of the Series A preferred stock that occurred in fiscal 2005. A reduction in interest expense due to lower outstanding debt was offset by accelerated amortization of deferred loan costs due to prepayments of the related debt and higher overall interest rates on the outstanding debt.
     Income Tax Expense. Income tax expense increased $13.8 million to $22.3 million for fiscal 2006 from $8.5 million for fiscal 2005. Excluding the impact of the $14.0 million non-tax deductible interest related to the Series A preferred stock redemption in fiscal 2005, the effective tax rate was reduced to 39.4% for fiscal 2006 from 43.9% for the prior fiscal year.
     Net Income (Loss). As a result of the factors discussed above, net income increased $37.6 million to net income of $34.4 million for fiscal 2006 from a loss of ($3.2 million) for fiscal 2005.
  Year Ended June 30, 2005 Compared to Year Ended June 30, 2004
     Revenues. Revenues increased $322.5 million to $679.2 million for the fiscal year ended June 30, 2005 from $356.7 million for the fiscal year ended June 30, 2004. This increase was primarily attributable to the acquisition of Red Simpson in July 2004, the substantial annual storm revenues and, to a lesser extent, organic growth. Red Simpson contributed $223.8 million of incremental revenue while Pike accounted for the remaining $98.7 million of the increase.
     Our powerline services revenue increased $216.2 million, or 68.9%, to $529.9 million in fiscal 2005 from $313.7 million in fiscal 2004. The Red Simpson acquisition accounted for approximately $185.1 million of this increase while Pike accounted for the remaining $31.1 million of growth. Excluding the Red Simpson acquisition, total powerline man-hours increased, due primarily to an increased workload from our existing customers, while revenue per man-hour increased slightly.
     Additionally, storm restoration revenues increased $106.3 million to $149.3 million for fiscal 2005 from $43.0 million for fiscal 2004. This increase in storm restoration revenue included $38.7 million in storm restoration revenue from Red Simpson and $67.6 million of additional storm restoration revenue from Pike, excluding Red Simpson. The increase was primarily the result of the significant storm restoration events that occurred when four hurricanes affected Florida and the surrounding Gulf states during August and September of 2004.

     Gross Profit. Gross profit increased $37.4 million to $93.8 million for fiscal 2005 from $56.4 million for fiscal 2004, primarily due to the increase in revenues described above and partially offset by a $21.1 million charge related to the cost of operations portion of the deferred compensation charge related to our acquisition of Red Simpson. Gross profit as a percentage of revenues decreased to 13.8% in fiscal 2005 from 15.8% in fiscal 2004. This decrease in gross profit was primarily attributable to the charge of $21.1 million related to deferred compensation from the Red Simpson acquisition. Excluding this charge, gross margins would have increased to 16.9%. The increase is primarily the result of higher-margin storm restoration revenues of 22.0% of total revenues in fiscal 2005 from 12.1% of total revenues in fiscal 2004.
     General and Administrative Expenses. General and administrative expenses increased $29.1 million to $47.9 million for fiscal 2005 from $18.8 million for fiscal 2004. This increase was primarily attributable to: (i) a $4.0 million charge for termination of our management agreement with Lindsay Goldberg & Bessemer, (ii) a $4.2 million compensation expense for common stock options repurchased from our management in connection with our December 2004 recapitalization and (iv) a compensation charge of $2.6 million related to the purchase by members of Red Simpson’s management of restricted shares of common stock in connection with the acquisition of Red Simpson, due to the acceleration of deferred compensation benefits and the subsequent repurchase of a portion of that restricted stock in the December 2004 recapitalization. The remaining increase in general and administrative expenses of $18.3 million was primarily due to increased administrative costs related to our acquisition of Red Simpson and the increase in revenues in fiscal 2005 as compared to fiscal 2004.
     Interest Expense and Other, Net. Interest expense and other, net increased $30.9 million to $40.1 million for fiscal 2005 from $9.2 million for fiscal 2004. All of this increase was due to increased interest expense. The increase in interest expense was primarily due to: (i) a $14.0 million charge to interest expense resulting from the redemption of our Series A preferred stock at a redemption price greater than its carrying value, (ii) a write-off of $5.6 million in deferred loan costs in connection with the refinancing of our then-existing credit facility in July 2004, (iii) a $10.2 million increase in interest expense primarily as a result of increased borrowings related to the acquisition of Red Simpson and the December 2004 recapitalization, (iv) a $0.3 million increase in the amortization of deferred loan costs compared to the prior period and (v) a $1.0 million decrease in the mark-to-market gains on interest rate derivatives.
     Income Tax Expense. Income tax expense decreased $2.8 million to $8.5 million for fiscal 2005 from $11.3 million for fiscal 2004 primarily as a result of a decrease of $22.8 million in income before income taxes to $5.3 million for fiscal 2005 from $28.1 million for fiscal 2004. The difference in the effective tax rates for the two periods of 40.1% and 160.3% for fiscal 2004 and 2005, respectively, results primarily from the $14.0 million charge to interest expense resulting from the redemption of the Series A preferred stock in fiscal 2005, which is not deductible for income tax purposes.
     Discontinued Operations. Our industrial division ceased operations in fiscal 2004 and did not record any expenses attributable to discontinued operations in fiscal 2005. In fiscal 2004, we recognized a loss, net of taxes, of $0.3 million for discontinued operations.
     Net Income (Loss). As a result of the factors discussed above, net income decreased $19.7 million to a loss of ($3.2) million for fiscal 2005 from net income of $16.5 million for fiscal 2004.
Liquidity and Capital Resources
     Our primary cash needs have been for capital expenditures, working capital, payments under our senior credit facility, our acquisition of Red Simpson and the redemption of our Series A preferred stock. Our primary sources of cash for fiscal 2006 were cash provided by the issuance of stock and, to a lesser extent, cash provided by operations. The primary sources of cash for fiscal 2005 were cash borrowed under our refinanced senior credit facility and, to a lesser extent, cash provided by the issuance of stock and cash provided by operations. The primary sources of cash for fiscal 2004 were cash provided by operations and, to a lesser extent, cash provided by borrowings under our senior credit facility.
     We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on the electric infrastructure and the corresponding spending by our customers on electric service and repairs. We may experience seasonal working capital needs from approximately August through February in connection with our storm restoration services. The increased service activity causes an excess of customer billings over customer collections, leading to increased accounts receivable during those periods. In the past, we have utilized borrowings under the revolving portion of our senior credit facility to satisfy normal operating costs during these periods.
     For the years ended June 30, 2006 and 2005, our revenue days outstanding in billed accounts receivable were 40 and 36 days, respectively, and our revenue days outstanding in work completed not billed decreased to 33 from 38 days. The increase in revenue days outstanding in billed accounts receivable increased primarily as a result of slower payments by customers. Revenue days outstanding in work completed not billed decreased because we were working through the integration of Red Simpson crews at the end of the prior year, which caused a delay in completed documentation for billing being sent to the corporate office.
     As of June 30, 2006, our cash totaled $3.4 million and we had $57.9 million available under the $90.0 million revolving portion of our senior credit facility (after giving effect to the outstanding balance of $4.5 million and the outstanding standby letters of credit of approximately $27.6 million).
     We believe that our cash flow from operations, available cash and cash equivalents, and borrowings available under our senior credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future. However, our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     Although we currently have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we would likely need to incur additional debt or sell additional equity to finance the purchase of those businesses.
  Changes in Cash Flows: 2006 Compared to 2005

	Year Ended June 30,
	2006	2005
	(in millions)
Net cash provided by operating activities	$74.9	$53.2
Net cash used in investing activities	$(40.9)	$(241.5)
Net cash (used in) provided by financing activities	$(33.7)	$186.5
     Net cash provided by operating activities increased $21.7 million to $74.9 million for fiscal 2006 from $53.2 million for fiscal 2005. The increase in cash provided by operations was primarily due to the increases in net income and, to a lesser extent, working capital, partially offset by the decreases in both non-cash interest expense and deferred income taxes. The decrease in non-cash interest expense is primarily due to the elimination of the $14.0 million charge for fiscal 2005 resulting from the redemption of the Series A preferred stock.
     Net cash used in investing activities decreased $200.6 million to $40.9 million for fiscal 2006 from $241.5 million for fiscal 2005. The decrease in cash used in investing activities was primarily due to lack of acquisition activity for fiscal 2006 compared to the acquisition of Red Simpson for $193.9 million that occurred in fiscal 2005 and, to a lesser extent, the increase in net proceeds from the sale of property and equipment.
     Net cash used in financing activities was $33.7 million for fiscal 2006 compared to net cash provided by financing activities of $186.5 million for fiscal 2005. Net cash used in financing activities for fiscal 2006 primarily reflected payments under our senior credit facility, partially offset by net proceeds from our initial public offering of common stock. Net cash provided by financing activities primarily for fiscal 2005 reflected cash borrowings and the proceeds of a stock placement to finance the Red Simpson acquisition and our December 2004 recapitalization.

  Changes in Cash Flows: 2005 Compared to 2004

	Year Ended June 30,
	2005	2004
	(in millions)
Net cash provided by operating activities from continuing operations	$53.2	$31.5
Net cash used in investing activities from continuing operations	$(241.5)	$(41.8)
Net cash provided by financing activities from continuing operations	$186.5	$10.0
     Net cash provided by operating activities from continuing operations increased $21.7 million to $53.2 million for fiscal 2005 from $31.5 million for fiscal 2004. The increase in cash provided by operations was primarily due to the increases in depreciation, amortization and non-cash interest expense, partially offset by the decreases in net income. The increase in depreciation and amortization is primarily related to plant and equipment and intangible assets from the Red Simpson acquisition. The increase in non-cash interest expense is primarily due to the $14.0 million charge resulting from the redemption of the Series A preferred stock and the increase in amortization of deferred loan costs.
     Net cash used in investing activities from continuing operations in fiscal 2005 consisted primarily of $193.9 million for the acquisition of Red Simpson and $50.0 million for capital expenditures. Net cash used in investing activities in fiscal 2004 consisted primarily of capital expenditures of $35.7 million and an acquisition of $7.0 million. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.
     Net cash provided by financing activities from continuing operations in fiscal 2005 primarily reflected cash borrowings and the proceeds of a stock placement to finance the Red Simpson acquisition and our December 2004 recapitalization. In connection with the Red Simpson acquisition, we borrowed $300.0 million under our senior credit facility. We funded the Red Simpson acquisition with $71.0 million from a stock placement and $122.9 million from borrowings under our senior credit facility. Of the remaining $177.1 million of borrowings, we used $150.0 million to refinance then-existing indebtedness, $16.9 million to pre-fund the first payment under our deferred compensation obligations and the balance to pay transaction fees and expenses. The December 2004 recapitalization was financed with a $150.0 million term loan issued under our senior credit facility, which was used to repurchase $127.5 million in shares of common stock and options ($123.3 million of which was paid in cash to the holders of common stock and $4.2 million of which was used to repurchase options) and to pay the redemption price of our Series A preferred stock of $20.0 million. We incurred approximately $12.3 million in deferred loan costs in 2005 in connection with obtaining this indebtedness. Net cash used in financing activities in fiscal 2004 reflects the borrowing of $13.0 million under the revolving portion of our senior credit facility and a $3.0 million repayment of debt.
  Capital Expenditures
     We routinely invest in vehicles, equipment and technology. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. Capital expenditures were $50.3 million, $50.0 million and $35.7 million for fiscal 2006, 2005 and 2004, respectively. Capital expenditures for all periods consisted primarily of purchases of vehicles and equipment used to service our customers. As of June 30, 2006, we had outstanding commitments for capital expenditures of $12.3 million. We expect capital expenditures to range from $40.0 million to $60.0 million for the year ended June 30, 2007, which could vary depending on the addition of new customers or increased work on existing customer relationships. We intend to fund those expenditures primarily from operating cash flow.
  Senior Credit Facility
     On July 1, 2004, in connection with our acquisition of Red Simpson, we refinanced our senior credit facility. On December 10, 2004, in connection with our December 2004 recapitalization, we amended our senior credit facility to permit the recapitalization and obtain additional liquidity and operating flexibility. As of June 30, 2006, we had $249.0 million of term loan and $4.5 million of revolver indebtedness outstanding under our senior credit facility. As of June 30, 2006, our borrowing availability under the revolving portion of our senior credit facility was $57.9 million (after giving effect to $27.6 million of outstanding standby letters of credit). The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.
     Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. Under the credit agreement, we are permitted to incur maximum capital expenditures of $60.0 million in each of fiscal 2006 and 2007 and $70.0 million in any fiscal year thereafter, subject to a one year carry-forward of 50% of the unused amount from the previous fiscal year. In addition, the credit agreement provides that we are required to meet the following financial covenants, which are tested quarterly:
•	a minimum cash interest coverage ratio, based upon the ratio of consolidated EBITDA to consolidated cash interest expense, of at least 3.50 to 1.00; and

•	a maximum leverage ratio, based upon the ratio of consolidated funded debt to consolidated EBITDA, of 4.50 to 1.00 through the quarter ending June 30, 2006, and declining ratios thereafter.
     We repaid approximately $37.0 million of term loans outstanding under our senior credit facility during fiscal 2006 with cash provided by operations and an additional $122.0 million from the proceeds from our initial public offering, which was completed in August 2005.
  Preferred Stock
     In January 2005, in connection with the December 2004 recapitalization, we redeemed all outstanding shares of Series A preferred stock for $20 per share for an aggregate amount of $20.0 million.
Contractual Obligations and Other Commitments
     As of June 30, 2006, our contractual obligations and other commitments were as follows:

	Payment Obligations by Fiscal Year Ended June 30,
	Total	2007	2008	2009	2010	2011	Thereafter
	(in millions)
Long-term debt obligations(1)	$249.0	$—	$—	$—	$—	$—	$249.0
Capital lease obligations	—	—	—	—	—	—	—
Revolving credit facility(2)	4.5	4.5	—	—	—	—	—
Interest payment obligations(3)	107.5	17.9	17.9	17.9	17.9	17.9	18.0
Operating lease obligations	16.1	2.4	1.9	1.8	1.8	1.7	6.5
Purchase obligations(4)	12.3	12.3	—	—	—	—	—
Deferred compensation(5)	22.5	10.8	6.3	5.4	—	—	—

Total	$411.9	$47.9	$26.1	$25.1	$19.7	$19.6	$273.5

(1)	Includes only obligations to pay principal not interest expense.

(2)	Includes only obligation to pay principal not interest expense related to the revolving portion of our senior credit facility. Although we are contractually required to pay this amount by 2010, we expect to pay the balance in fiscal 2007.

(3)	Represents estimated interest payments to be made on our variable rate debt. All interest payments assume that principal payments are made as originally scheduled. Interest rates utilized to determine interest payments for variable rate debt are based upon our estimate of future interest rates.

(4)	Consists of obligations to purchase vehicles and other machinery and equipment.

(5)	For a description of the deferred compensation obligation, see Note 14 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements
     Other than letters of credit issued under the $90.0 million revolving portion of our senior credit facility and our obligations under the surety and performance bonds described below, we do not have any other transactions, obligations or relationships that could be considered material off-balance sheet arrangements.
     As of June 30, 2006, we had $27.6 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes.
     In the ordinary course of business, we occasionally are required by our customers to post surety or performance bonds in connection with services that we provide to them. These bonds have face amounts ranging from $25,000 to $14.0 million. As of June 30, 2006, we have approximately $40.3 million in surety bonds outstanding. In addition, we have provided collateral in the form of a letter of credit to sureties in the amount of $7.5 million, which is included in the total letters of credit outstanding above.
Recent Accounting Pronouncements
     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of ABP Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and we will adopt this provision during fiscal 2007. SFAS No. 154 will have no immediate impact on our consolidated financial statements, although it will impact our presentation of future voluntary accounting changes, should such changes occur.
     In March 2005, the FASB issued FIN No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005, and we will adopt this provision during fiscal 2007. We do not currently expect FIN 47 to have any impact on our consolidated financial statements.
     In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not currently expect FIN 48 to have any impact on our financial reporting for at least the next several years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risk primarily related to changes in interest rates on borrowings under our senior credit facility. All of the outstanding debt under our senior credit facility is subject to floating interest rate risk. In January 2005, we entered into an interest rate swap agreement covering $50.0 million of our indebtedness and an interest rate cap agreement covering $45.0 million of our indebtedness, each with a term of two years, to manage a portion of our interest rate risk. These derivative financial instruments are not entered into for trading or speculative purposes. Even after giving effect to these agreements, we are exposed to risks due to fluctuations in the market value of these agreements and changes in interest rates with respect to the portion of our senior credit facility that is not covered by these agreements.
     Based on our outstanding debt of $253.5 million and $419.5 million at June 30, 2006 and 2005, respectively, a hypothetical change in the interest rate of 100 basis points would have changed annual cash interest expense by approximately $1.8 million and $3.7 million, respectively. Actual changes in interest rates may differ materially from the hypothetical assumptions used in computing this exposure.
     We have a large fleet of vehicles and equipment that primarily use diesel fuel and, as a result, have market risk for changes in the prices of diesel fuel. If diesel prices rise, our gross profit and operating income would be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers. Assuming that diesel fuel prices are not hedged, a $0.25 increase in the price per gallon of diesel fuel would increase our annual cost of operations by approximately $2.2 million. Actual changes in cost of operations may differ materially from that based on the hypothetical assumptions used in computing this exposure. On May 5, 2006, we entered into swaps covering approximately 2.5 million gallons of our diesel requirements for the period from June 2006 through February 2008. These derivative financial instruments are not entered into for trading or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Pike Electric Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Pike Electric Corporation, formerly Pike Holdings, Inc., and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ending June 30, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pike Electric Corporation and subsidiaries at June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As more fully described in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective July 1, 2005.
/s/ ERNST & YOUNG LLP
August 30, 2006, except for Note 19, as to which the date is September 6, 2006
Greensboro, North Carolina

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amount)

	June 30,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$3,391	$3,106
Accounts receivable, net	66,629	60,690
Work completed not billed, net	56,430	64,568
Inventories	8,041	7,321
Prepaid expenses and other	5,928	11,205
Deferred income taxes	12,460	4,838

Total current assets	152,879	151,728
Property and equipment, net	284,452	281,842
Goodwill	94,402	91,826
Other intangibles, net	49,978	55,128
Deferred loan costs, net	6,265	9,879
Other assets	1,990	2,052

Total assets	$589,966	$592,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,706	$19,574
Accrued compensation	24,954	24,586
Accrued expenses and other	5,243	9,257
Current portion of deferred compensation	10,614	12,202
Current portion of insurance and claim accruals	18,867	4,938
Current portion of long-term debt	—	250
Revolving credit facility	4,500	11,500

Total current liabilities	73,884	82,307
Long-term debt, net of current portion	249,000	407,750
Insurance and claim accruals, net of current portion	13,439	13,484
Deferred compensation, net of current portion	10,378	16,904
Deferred income taxes	72,333	71,467
Other liabilities	200	60
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share; 100,000 authorized shares; 32,577 and 21,484 shares issued and outstanding at June 30, 2006 and 2005, respectively	6,426	6,415
Additional paid-in capital	135,869	105
Unearned compensation	—	(879)
Retained earnings (accumulated deficit)	28,437	(5,158)

Total stockholders’ equity	170,732	483

Total liabilities and stockholders’ equity	$589,966	$592,455

The accompanying notes are an integral part of these consolidated financial statements

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2006	2005	2004
Revenues	$727,470	$679,197	$356,697
Cost of operations	599,247	585,354	300,313

Gross profit	128,223	93,843	56,384
General and administrative expenses	45,228	47,867	18,812
Loss on sale of property and equipment	2,250	585	265

Income from operations	80,745	45,391	37,307
Other expense (income):
Interest expense	24,272	40,217	9,192
Other, net	(220)	(109)	(19)

Total other expense	24,052	40,108	9,173

Income before income taxes from continuing operations	56,693	5,283	28,134
Income tax expense	22,324	8,469	11,276

Income (loss) from continuing operations	34,369	(3,186)	16,858
Loss from discontinued operations, net of taxes	—	—	(330)

Net income (loss)	$34,369	$(3,186)	$16,528

Basic income (loss) per share:
Income (loss) from continuing operations	$1.11	$(0.11)	$0.69
Loss from discontinued operations, net	—	—	(0.01)

Net income (loss)	$1.11	$(0.11)	$0.68

Weighted average basic common shares outstanding	31,023	27,709	24,437

Diluted income (loss) per share:
Income (loss) from continuing operations	$1.07	$(0.11)	$0.69
Loss from discontinued operations, net	—	—	(0.01)

Net income (loss)	$1.07	$(0.11)	$0.68

Weighted average diluted common shares outstanding	32,252	27,709	24,437

The accompanying notes are an integral part of these consolidated financial statements

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common		Additional	Unearned
	Stock	Common	Paid-In	Stock	Retained
	Shares	Stock	Capital	Compensation	Earnings	Total
Balance July 1, 2003	24,437	$1,656	$508	$—	$30,171	$32,335
Net income for year	—	—	—	—	16,528	16,528
Equity compensation expense	—	—	420	—	—	420

Balance June 30, 2004	24,437	$1,656	$928	$—	$46,699	$49,283
Net loss for year	—	—	—	—	(3,186)	(3,186)
Net proceeds from the sale of common stock	11,498	76,000	—	—	—	76,000
Purchase of common stock	(14,758)	(73,241)	(1,138)	—	(48,905)	(123,284)
Employee stock compensation plans, net	307	2,000	315	(879)	234	1,670

Balance June 30, 2005	21,484	$6,415	$105	$(879)	$(5,158)	$483
Reclassification upon adoption of SFAS 123R	—	—	(105)	879	(774)	—
Net income for year	—	—	—	—	34,369	34,369
Net proceeds from the sale of common stock	10,000	10	124,930	—	—	124,940
Employee stock compensation plans, net	1,093	1	10,939	—	—	10,940

Balance June 30, 2006	32,577	$6,426	$135,869	$—	$28,437	$170,732

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Income (loss) from continuing operations	$34,369	$(3,186)	$16,858
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation	32,432	32,604	19,457
Amortization	5,150	5,682	—
Non-cash interest expense	4,962	21,787	922
Deferred income taxes	(5,571)	5,945	5,570
Unrealized (gain) loss on investments	—	—	(465)
Loss on sale of property and equipment	2,250	585	265
Equity compensation expense	2,991	1,670	420
Changes in assets and liabilities arising from continuing operations:
Accounts receivable and work completed not billed	1,592	(18,091)	(20,488)
Inventories, prepaid expenses and other	5,187	(6,059)	2,132
Other assets	49	671	313
Insurance and claim accruals	13,884	(3,201)	1,401
Accounts payable and other	(13,574)	14,590	5,075
Deferred compensation	(8,793)	158	—

Net cash provided by operating activities from continuing operations	74,928	53,155	31,460

Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(50,245)	(49,988)	(35,678)
Business acquisitions, net of cash acquired	—	(193,928)	(6,994)
Proceeds from sale of property and equipment	9,369	2,397	901

Net cash used in investing activities from continuing operations	(40,876)	(241,519)	(41,771)

Cash flows from financing activities from continuing operations:
Principal payments on long-term debt	(159,000)	(179,000)	(3,000)
Proceeds from long-term debt	—	450,000	—
(Payments) borrowings on revolving credit facility, net	(7,000)	(1,500)	13,000
Redemption of mandatorily redeemable preferred stock	—	(20,000)	—
Repurchase of common stock	—	(123,284)	—
Net proceeds from sale of common stock	128,865	72,571	—
Deferred loan costs	(656)	(12,254)	—
Stock option tax benefit	4,024	—	—
Other	—	—	(15)

Net cash (used in) provided by financing activities from continuing operations	(33,767)	186,533	9,985

Net cash provided by discontinued operations	—	—	1,626

Net increase (decrease) in cash and cash equivalents	285	(1,831)	1,300
Cash and cash equivalents beginning of year	3,106	4,937	3,637

Cash and cash equivalents end of year	$3,391	$3,106	$4,937

The accompanying notes are an integral part of these consolidated financial statements

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2006, 2005 and 2004
(in thousands, except per share amounts)
1. Organization and Business
   Organization
     The consolidated financial statements of Pike Electric Corporation and subsidiaries include the accounts of Pike Holdings, Inc., which was merged with and into Pike Electric Corporation to effect the reincorporation as discussed below (the “Company”), and its wholly-owned subsidiaries, Pike Electric, Inc. (“Pike Electric”), Pike Equipment and Supply Company and Red Simpson, LLC, formerly Red Simpson, Inc. (“Red Simpson”), which was acquired on July 1, 2004 (Note 3).
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
     On August 1, 2005, the Company completed its initial public offering (“IPO”) of 10,000 shares of common stock, receiving approximately $121,950 in net proceeds after deducting underwriting discounts, commissions, offering expenses and the fee for the termination of the management agreement with Goldberg Lindsay & Co. LLC. The Company’s common stock began trading on the New York Stock Exchange on July 27, 2005. All of the net proceeds were used to repay long-term debt.
   Business
     The Company is headquartered in Mount Airy, North Carolina and operates in one reportable segment as a provider of outsourced electric distribution and transmission services. The Company’s customers include more than 150 electric utilities, cooperatives and municipalities across a contiguous 19-state region that stretches from Pennsylvania in the north to Florida in the southeast and to Texas in the southwest. The Company’s core services consist of the maintenance, upgrade and extension of electric distribution and sub-500 Kilovolt (“kV”) transmission power lines. Additionally, the Company provides storm restoration services and a variety of ancillary services. The Company does not have any operations or assets outside the United States.
     The Company monitors revenues by two categories of services: powerline and storm restoration. The Company uses this breakdown because powerline services represent its ongoing service revenues, most of which are generated by its customers’ recurring maintenance needs. Storm restoration revenues represent additional revenue opportunities that depend on weather conditions.
     The following table sets forth the Company’s revenues by category of service for the periods indicated:

	For the Year Ended June 30,
	2006		2005		2004
Powerline services	$542,166	74.5%	$529,924	78.0%	$313,705	87.9%
Storm restoration services	185,304	25.5	149,273	22.0	42,992	12.1

Total	$727,470	100.0%	$679,197	100.0%	$356,697	100.0%

2. Significant Accounting Policies
   Accounting Principles
     The financial statements and accompanying notes are prepared in accordance with United States generally accepted accounting principles.
   Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation.
   Use of Estimates
     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts; future cash flows associated with long-lived assets; useful lives for depreciation; workers compensation and employee benefit liabilities; income taxes; and fair value of financial instruments. Due to the subjective nature of these estimates, actual results could differ from those estimates.
   Cash and Cash Equivalents
     The Company considers all highly-liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.
   Revenue Recognition
     Revenues from service arrangements are recognized when services are performed. The Company generates substantially all of its revenues from service arrangements based on a price per hour worked or a price per unit of service. Revenue on hourly-based services is determined based on actual labor and equipment time completed and for materials billed to customers. Revenue on unit-based services is recognized as the units are completed, and the price for each unit is determined under the service arrangement. For unit-based services any estimated loss is recognized when the actual costs to complete each unit exceed original estimates. Costs typically include all direct labor and material costs and those indirect costs related to performance, such as indirect labor, supplies, tools, repairs and depreciation costs. The Company immediately recognizes the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenue to be received from such units. As of each of the periods presented, the Company did not have a material amount of loss accruals.
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
   Allowance for Doubtful Accounts
     The Company provides an allowance for doubtful accounts that represents an estimate of uncollectible accounts receivable. The determination of the allowance includes certain judgments and estimates including the customers’ willingness or ability to pay and the ongoing relationship with the customer. In certain instances, primarily relating to storm restoration work and other high volume billing situations, billed amounts may differ from ultimately collected amounts. The Company incorporates its historical experience with its customers into the estimation of the allowance for doubtful accounts. These amounts are continuously monitored as additional information is obtained.

Accounts receivable are due from customers located within the United States. Any material change in the Company’s customers’ business or cash flows would affect its ability to collect amounts due.
     Accounts receivable, net and work completed not billed, net include allowances for doubtful accounts of $2,432 and $236 at June 30, 2006 and 2005, respectively. The Company recorded bad debt expense of $1,360, $175 and $0 for fiscal 2006, 2005 and 2004, respectively.
   Inventories
     Inventories consist of machine parts, supplies, small tools and other materials used in the ordinary course of business and are stated at the lower of average cost or market.
   Property and Equipment
     The Company capitalizes property and equipment as permitted or required by applicable accounting standards, including replacements and improvements when costs incurred for those purposes extend the useful life of the asset. The Company charges maintenance and repairs to expense as incurred. Depreciation on capital assets is computed using the straight-line method and ranges from 3 to 39 years. The Company’s management makes assumptions regarding future conditions in determining estimated useful lives and potential salvage values. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss once the asset is disposed.
     The Company reviews its long-lived assets for impairment when events or changes in business conditions indicate the carrying value of the asset may not be recoverable, as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment of assets classified as “held and used” is evaluated when the sum of the undiscounted estimated future cash flows expected is less than the carrying value of the assets. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to the net book value to measure the impairment charge, if any. When the criteria for classifying assets as “held for sale” has been met, the assets are recorded at the lower of carrying value or fair value, less selling costs.
     The Company classifies certain property and equipment, primarily vehicles, intended to be sold within a twelve-month period as assets held for sale. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company recorded an impairment charge of $744, included in loss on sale of property and equipment, for the year ended June 30, 2006, representing the amount by which the carrying value of the assets exceeded fair value less estimated cost to sell. The Company recorded no impairment charges for the years ended June 30 2005 and 2004, respectively. At June 30, 2006, the carrying value of the Company’s assets held for sale was $630 and is included in prepaid expenses and other.
   Valuation of Goodwill and Intangible Assets
     As a result of the Company’s acquisition of Red Simpson, the Company acquired certain identifiable intangible assets including customer arrangements, customer relationships and non-compete agreements totaling $60,810, which are being amortized over their estimated useful lives up to 30 years (Note 3). In accordance with SFAS No. 141, Business Combinations, the Company identifies and values, separate from goodwill, intangible assets, such as customer arrangements, customer relationships, and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which it could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. For customers with whom the Company has an existing relationship prior to the date of the transaction, the Company utilizes assumptions that a marketplace participant would consider to estimate the fair value of customer relationships that an acquired entity had with pre-existing customers of the Company in accordance with EITF 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill and indefinite lived intangible assets for impairment at least annually, or more frequently if events or circumstances exist which indicate impairment may exist. Examples of such events or circumstances may include a significant change in business climate, a loss of significant customers or the other parties to non-compete agreements breaching their obligations thereunder, among others. The Company generally completes its annual analysis of the reporting unit on the first day of its fourth fiscal quarter. A two-step fair value-based test is applied to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in income from operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.
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
   Insurance and Claim Accruals
     The Company is subject to workers’ compensation, vehicle and general liability, and health insurance claims. To mitigate a portion of these risks, the Company maintains insurance for individual workers’ compensation, vehicle and general liability claims exceeding $1,000, and health insurance claims of $300 per person on an annual basis. The amount of loss reserves and loss adjustment expense is determined using an actuary, who evaluates open claims and estimates the ongoing development exposure. The most significant assumptions used in the loss reserve process is the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process and adjusts current year assumptions based on the hindsight analysis.
     For the years ended June 30, 2006, 2005 and 2004, respectively, insurance and claims expense included in cost of operations was $58,088, $51,587 and $29,718.
   Stock-Based Compensation
     Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.
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
     Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB No. 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average long-term implied volatilities of peer companies as the Company has limited trading history beginning July 27, 2005 to present. The expected life is based on an approximate average of the ten-year term of the options and the five-year weighted-average graded vesting period, and forfeitures are estimated at 5% based on certain historical data as the Company has limited history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for fiscal 2006 and 2005, respectively.

	Years ended June 30,
	2006	2005
Dividend yield	—	—
Risk-free interest rate	4.06% – 5.05%	3.75%
Volatility	0.29	0.45
Expected life	6.5 years	6.0 years
     For purposes of disclosures pursuant to SFAS No. 123 for awards granted prior to the Company becoming a public company, the estimated fair value of the options is amortized to expense over the options’ vesting period using the straight-line method. The following table illustrates the effect on net (loss) income if the Company had applied the fair value recognition provisions of SFAS No. 123 with respect to fiscal 2005 and 2004, respectively.

	Years Ended June 30,
	2005	2004
Net (loss) income, as reported	$(3,186)	$16,528
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related income tax effects	2,985	420
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income tax effects	(1,880)	(1,010)

Pro forma net (loss) income	$(2,081)	$15,938

Net (loss) income — basic and diluted, as reported	$(0.11)	$0.68

Net (loss) income — basic and diluted, pro forma	$(0.08)	$0.65

   Earnings Per Share
     Basic earnings per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potential common stock equivalents that may be issued by the Company relate to both outstanding stock options and restricted stock awards and are determined using the treasury stock method.
   Deferred Loan Costs
     Deferred loan costs are being amortized over the term of the related debt using the effective-interest method. Accumulated amortization amounted to approximately $6,628 and $2,358 at June 30, 2006 and 2005, respectively. Amortization expense was $4,270, $7,940 and $1,965 for the years ended June 30, 2006, 2005 and 2004, respectively. Approximately $3,211 and $6,659 of the amortization expense for fiscal 2006 and 2005, respectively, is related to unamortized loan costs written off due to term loan prepayments related to the Company’s current and prior credit agreements (Note 7).
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
Recent Accounting Pronouncements
     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of ABP Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and the Company will adopt this provision during fiscal 2007. SFAS No. 154 will have no immediate impact on the Company’s consolidated financial statements, although it will impact its presentation of future voluntary accounting changes, should such changes occur.
     In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations (“SFAS No. 143”)” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005, and the Company will adopt this provision during fiscal 2007. The Company does not currently expect FIN 47 to have any impact on its consolidated financial statements.
     In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not currently expect FIN 48 to have any significant impact on its financial reporting for at least the next several years.
3. Acquisitions
     On July 1, 2004, the Company acquired all of the outstanding stock of Red Simpson, an electric transmission and distribution services provider headquartered in Alexandria, Louisiana prior to the acquisition. Red Simpson’s service territory was contiguous with the Company’s. The acquisition diversified the Company’s customer base by providing several new customers. The total cash purchase price was approximately $193,928, net of cash acquired of approximately $2,173. The acquisition was financed through the issuance of approximately $71,000 in new common equity to certain of our existing stockholders and approximately $122,928 of new indebtedness under the Company’s secured bank credit agreement, which was refinanced in connection with the transaction (Note 7). The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations.

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
     The historical results of operations for the year ended June 30, 2004 have been adjusted to reflect the pro forma effects of the acquisition. The principal adjustments include (1) the effects on amortization expense (included in cost of operations and general and administrative expenses) resulting from establishing identified intangible assets and corresponding amortization; (2) the effect of depreciation expense as a result of a change in value of assets, useful lives and salvage values; (3) deferred compensation charges related to the acquisition; (4) additional interest expense related to additional debt used to finance the acquisition; and (5) the additional common shares issued to finance the acquisition. The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the July 1, 2004 acquisition been made as of July 1, 2003, or of results that may occur in the future.
4. Change in Capital Structure, Recapitalization and Initial Public Offering
     In December 2004, the Company underwent a recapitalization (the “2004 Recapitalization”) whereby it borrowed a new $150,000 term loan under its existing credit facility, $20,000 of which was used to redeem all of the outstanding shares of its mandatorily redeemable preferred stock (“Preferred Stock”) in January 2005, $123,300 of which was used to repurchase 14,758 shares of its common stock and $4,200 of which was used to repurchase options to purchase 1,186 shares of common stock. The repurchased stock options were from members of management and the Company incurred compensation expense of approximately $4,200 during the year ended June 30, 2005. In addition, the Company incurred a charge of approximately $14,000 in the year ended June 30, 2005 related to the redemption of the Preferred Stock, which is included in interest expense. The Company negotiated the redemption value of the Preferred Stock with the preferred stockholders in an arms’ length transaction. This transaction allowed the Company to simplify its capital structure and eliminate the effect on future earnings from annual adjustments to the redemption value of the preferred stock. The Preferred Stock agreement provided for increases in the redemption value based on the future performance of the Company plus a 7% accretion. The original valuation of the Preferred Stock was $17,500, as determined by the Company. Based on that original valuation and the potential negative impact on net income due to annual adjustments to the redemption value, the Company determined that the $20,000 negotiated redemption value was fair and reasonable.
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
     On August 1, 2005, the Company completed its IPO of 10,000 shares of common stock, receiving approximately $121,950 in net proceeds after deducting underwriting discounts, commissions, offering expenses and the fee for the termination of the management agreement with Lindsay Goldberg & Bessemer. The Company’s common stock began trading on the New York Stock Exchange on July 27, 2005. All of the net proceeds were used to repay long-term debt. The Company incurred a charge of $2,448 related to the prepayment of long-term debt which is included in interest expense.
5. Property and Equipment
     Property and equipment is comprised of the following:

	Estimated
	Useful
	Lives in	June 30,
	Years	2006	2005
Land	—	$3,123	$3,123
Buildings	15-39	26,671	26,143
Vehicles	5-12	298,107	291,967
Machinery and equipment	3-19	104,160	95,865
Office equipment and furniture	3-7	6,736	5,621

Total		438,797	422,719
Less: accumulated depreciation		154,345	140,877

Property and equipment, net		$284,452	$281,842

     Depreciation expense for the years ended June 30, 2006, 2005 and 2004 was $32,432, $32,604 and $19,457, respectively.
     Expenses for maintenance and repairs of property and equipment amounted to $41,504, $42,718 and $26,407, for the years ended June 30, 2006, 2005 and 2004, respectively.
6. Goodwill and Intangible Assets
     Goodwill and intangible assets are comprised of:

	June 30, 2006			June 30, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Goodwill	$94,402	$—	$94,402	$91,826	$—	$91,826

Intangible assets:
Customer relationships	43,220	(1,617)	41,603	43,220	(582)	42,638
Customer arrangements	6,990	(6,592)	398	6,990	(3,922)	3,068
Non-compete agreements	10,600	(2,623)	7,977	10,600	(1,178)	9,422

Intangible assets, net	$60,810	$(10,832)	$49,978	$60,810	$(5,682)	$55,128

     Customer relationships have estimated lives of 30 years, customer arrangements have estimated lives of 3 years and non-compete agreements have estimated lives up to 9 years. Amortization expense related to intangible assets for the years ended June 30, 2006, 2005 and 2004 was $5,150, $5,682 and $0, respectively.
     Estimated future amortization expense related to intangible assets is as follows:

Year Ended June 30,	Amount
2007	$3,938
2008	4,052
2009	4,019
2010	3,932
2011	4,259
Thereafter	29,778

Total	$49,978

     See Note 19, “Subsequent Event”, pertaining to the settlement of litigation and its related effects.
7. Debt
     Debt consists of the following:

	June 30,
	2006	2005
Revolving credit facility	$4,500	$11,500

Long-term debt:
$300 million term loan	$158,676	$260,000
$150 million term loan	90,324	148,000

	249,000	408,000
Less: current portion	—	250

Long-term debt	$249,000	$407,750

     On July 1, 2004, the Company obtained a secured bank credit agreement (“Credit Agreement”) in connection with its acquisition of Red Simpson discussed in Note 3. The Credit Agreement initially consisted of (with the associated interest rate margins being those currently in effect): (i) a $300,000 term loan due July 1, 2012 bearing interest at a variable rate based on the Company’s leverage ratio at either (a) LIBOR plus a margin ranging from 1.50% to 1.75% or (b) the Alternate Base Rate, defined as the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus a margin ranging from 0.50% to 0.75% (6.7% at June 30, 2006), with interest payable monthly and principal payable quarterly beginning on September 30, 2004; and (ii) a $70,000 revolving facility that matures July 1, 2010 and bears interest at a variable rate based on the Company’s leverage ratio at either (a) LIBOR plus a margin ranging from 1.50% to 2.00% or (b) the Alternate Base Rate, defined as the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus a margin ranging from 0.50% to 1.00% (6.7% at June 30, 2006), with interest on the outstanding balance payable monthly. The proceeds of the term loan were used to pay the acquisition consideration discussed in Note 3, to retire $137,000 of the outstanding amounts under the Company’s prior credit agreement, to pay loan issuance costs of approximately $10,200 and acquisition transaction fees and expenses of approximately $4,200 and to provide the Company with working capital for operations. In connection with the Credit Agreement, the Company wrote off the remaining unamortized portion of deferred loan costs related to the Company’s prior credit agreement totaling approximately $5,583, which has been recorded in the Company’s statement of operations for the year ended June 30, 2005 in interest expense.
     On December 10, 2004, the Credit Agreement was amended to permit the 2004 Recapitalization (see Note 4) to obtain additional liquidity and increase the total facility to $520,000. In addition to the original $300,000 term loan and $70,000 revolving credit facility, the Company obtained a new $150,000 term loan due December 10, 2012, which bears interest according to the terms of the $300,000 term loan. No substantive terms for the original $300,000 term loan and $70,000 revolving credit facility were modified pursuant to this amendment.
     On August 1, 2005, the Company used approximately $121,950 in net proceeds from its IPO to repay a portion of the term loans under the 2004 Credit Agreement. In connection with this repayment, the Company proportionally reduced the amount recorded as deferred loan costs by $2,448, which was recorded as an increase to interest expense.
     On December 12, 2005, the 2004 Credit Agreement was further amended to increase availability under the revolving credit facility from $70,000 to $90,000 and reduce borrowing costs by 50 basis points on both the term and revolving credit portions of the agreement. Additionally, the amendment modified certain financial covenants and allowed the Company to make cash dividends to shareholders upon achieving certain defined leverage ratios. On February 28, 2006, the leverage ratio was removed as a restriction on the Company’s ability to make dividend payments. The borrowing availability under the revolving credit facility was $57,920 as of June 30, 2006 (after giving effect to the outstanding balance of $4,500 and the outstanding standby letters of credit of approximately $27,580).
     The Credit Agreement is secured by substantially all of the assets of the Company and contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness and liens; restricted payments; and a requirement to maintain certain financial ratios. Pursuant to the terms of the Credit Agreement, the Company may prepay any loans under the agreement in whole or in part without penalty. The Company has made payments on the term loan in an aggregate amount of $159,000 and $42,000 in fiscal 2006 and 2005, respectively.
     Aggregate maturities of long-term debt for the five years ended June 30 and thereafter are as follows:

Amount
2007	—
2008	—
2009	—
2010	—
2011	—
Thereafter	$249,000

Total	$249,000

     In January 2005, the Company entered into an interest rate swap agreement with a notional amount of $50,000 for a term of two years to hedge against interest rate fluctuations. Under the terms of the swap, the Company makes quarterly fixed rate payments to the counterparty at rates ranging from 2.59% to 3.76% and in return receives payments at the three-month LIBOR. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap agreement; however, the Company does not anticipate nonperformance. In addition, in January 2005, the Company entered into an interest rate cap agreement with a notional amount of $45,000. Under the interest rate cap agreement, the Company receives quarterly payments based upon the excess of the three-month LIBOR over the cap rate of 5.0%. In accordance with the provisions of SFAS No. 133, Accounting for Derivatives and Hedging Activities, these agreements do not meet the criteria to qualify for hedge accounting and were marked to market and were included in other assets on the balance sheet at fair value in the amount of $345 and $259 at June 30, 2006 and 2005, respectively.
     For the years ended June 30, 2006, 2005 and 2004, respectively, the Company recognized gains on the change in fair value of the derivatives of $86, $361 and $1,424 which was included as an offset to interest expense in the consolidated statements of operations.
     Cash paid for interest expense totaled $19,640, $17,451 and $8,882 for the years ended June 30, 2006, 2005 and 2004, respectively. Interest costs capitalized for the year ended June 30, 2006 were $188. No interest was capitalized during the fiscal years ended June 30, 2005 and 2004, respectively.
8. Mandatorily Redeemable Preferred Stock
     The Company’s Preferred Stock consisted of Series A preferred stock issued in April 2002. At June 30, 2004, 1,000 shares, no par value, were authorized, issued and outstanding. The holders of shares of the Preferred Stock were not entitled to receive dividends. Holders of the Preferred Stock did not have put rights and the Preferred Stock was not callable at the option of the Company prior to the stated redemption date except upon certain limited events.

The Preferred Stock was mandatorily convertible upon an initial public offering at the liquidation value at the date of the offering. The shares of the Preferred Stock, in accordance with the terms of the preferred stock agreement, were mandatorily redeemable on April 18, 2022, the twentieth anniversary of their date of issue. The Preferred Stock was issued with a base value of $45 per share and was initially recorded at a fair value of $17,500, as determined by the company.
     Effective July 1, 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Issued by the FASB in May 2003, SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations of the issuer. Upon the adoption of SFAS No. 150, the Preferred Stock was classified to a long-term liability in the Company’s consolidated balance sheet as it was redeemable at a fixed and determinable date (April 18, 2022). Changes in the redemption value related to the Preferred Stock, were charged to interest expense in the accompanying consolidated income statements. The carrying value of the Preferred Stock was $5,810 at June 30, 2004, with the $381 increase in carrying value reflected as interest expense for fiscal 2004.
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
9. Income Taxes
     Income tax expense in income from continuing operations consisted of the following:

	Years Ended June 30,
	2006	2005	2004
Current	$27,895	$2,551	$5,706
Deferred	(5,571)	5,918	5,570

Total	$22,324	$8,469	$11,276

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	June 30,
	2006	2005
Deferred tax liabilities:
Tax over book depreciation	$(71,364)	$(74,528)
Tax over book amortization	(13,411)	(14,915)
Other	(524)	(657)

Total deferred tax liabilities	(85,299)	(90,100)

Deferred tax assets:
Deferred compensation	8,332	11,281
Workers compensation	10,619	8,616
Accrued vacation	2,374	2,238
Recapitalization expenses	252	572
Other	3,849	764

Total deferred tax assets	25,426	23,471

Net deferred tax liabilities	$(59,873)	$(66,629)

     The balance sheet classification of deferred income taxes is as follows:

	June 30,
	2006	2005
Current assets	$12,460	$4,838
Non-current liabilities	(72,333)	(71,467)

Net deferred tax liabilities	$(59,873)	$(66,629)

     The differences between the income tax expense and the amounts computed by applying the statutory federal income tax rates to earnings before income taxes are as follows:

	Years Ended June 30,
	2006		2005		2004
Computed tax at federal statutory rate	$19,843	35.0%	$1,849	35.0%	$9,847	35.0%
State income taxes, net of federal benefit	2,352	4.2%	875	16.6%	1,316	4.7%
Accretion of preferred stock	—	—	4,967	94.0%	—	—
Allowance for income tax uncertainties	300	0.5%	600	11.4%	—	—
Permanent differences	(35)	(0.1)%	312	5.9%	96	0.3%
Credits and other	(136)	(0.2)%	(134)	(2.6)%	17	0.1%

Net income tax expense	$22,324	39.4%	$8,469	160.3%	$11,276	40.1%

     Cash paid for income taxes totaled $21,233, $10,681 and $2,796 for the years ended June 30, 2006, 2005 and 2004, respectively.
10. Employee Benefit Plans
     The Company sponsors a defined contribution plan that covers all full-time employees of the Company who have completed a minimum of two months of employment. Contributions relating to the defined contribution plan will be made based upon the plan’s provisions. In November 2003, the Company amended the defined contribution plan whereby the Company’s matching contributions were suspended. In July 2004, the Company’s matching contributions were resumed. Additional amounts may be contributed at the option of the Company’s board of directors. The Company contributions were $2,095, $2,186 and $572 for the years ended June 30, 2006, 2005 and 2004, respectively.
11. Stock-Based Compensation
Stock Option Plans
     Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.
     The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The treatment of nonemployee awards under SFAS No. 123R differs from APB No. 25 in that under SFAS No. 123R the awards are not recognized until the compensation charges of those awards is recognized. Thus, the unearned compensation related to the unvested awards recorded under APB No. 25 in the amount of $879 was reversed upon adoption of SFAS No. 123R.

     The Company has three share-based compensation plans, which are described below. The compensation cost related to options that has been charged against income for those plans was approximately $2,288 for fiscal 2006. The income tax benefit recognized for share-based compensation arrangements was approximately $4,024 for fiscal 2006.
     The 2002 Stock Option Plan A (“Stock Plan A”) authorizes the Board of Directors to grant nonqualified stock options to employees, officers, and directors of the Company. Options granted under the Stock Plan A have a term of up to ten years and generally vest over a four-year period beginning on the date of the grant. Options under Stock Plan A must be granted at a price not less than the fair market value at the date of grant. Approximately $685 of the compensation charges for fiscal 2006 related to the Company’s Stock Plan A options. The Company does not intend to issue additional grants under Stock Plan A.
     The 2002 Stock Option Plan B (“Stock Plan B”) authorizes the Board of Directors to grant nonqualified stock options to employees, officers, and directors of the Company. Under Stock Plan B, stock options must be granted at a price not less than the fair market value at the date of grant. Options granted under the Stock Plan B have a term of up to ten years and generally vest over a four-year period beginning on the date of the grant. Approximately $436 of the compensation charges for fiscal 2006 related to the Company’s Stock Plan B options, which in accordance with their terms, fully vested upon completion of the IPO transaction in August 2005. There will be no future charges related to the Stock Plan B options and the Company does not intend to issue additional grants under Stock Plan B.
     In December 2004, the Company redeemed 1,186 non-vested options from Stock Plan A from the employees as part of the recapitalization transaction (Note 4). As a result of this redemption, the Company recorded compensation expense of approximately $4,200 during the year ended June 30, 2005, computed as the difference between the option exercise price and the estimated fair value of the shares repurchased.
     In connection with the Company’s IPO, the Company adopted the 2005 Omnibus Compensation Plan (the “2005 Plan”) in July 2005. The 2005 Plan authorizes the Board of Directors to grant awards to directors, officers, employees and consultants. The 2005 Plan provides for the grant of options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, cash incentive awards, deferred share units and other equity-based or equity-related awards.
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
     The maximum number of shares of common stock with respect to which awards may be granted to any eligible individual in any fiscal year is 600. If an award granted under the 2005 Plan is forfeited, or otherwise expires, terminates or is canceled without the delivery of shares, then the shares covered by the forfeited, expired, terminated or canceled award will again be available to be delivered pursuant to awards under the 2005 Plan.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average long-term implied volatilities of peer companies as the Company has limited trading history beginning July 27, 2005 to present. The expected life is based on an approximate average of the ten-year term of the options and the five-year weighted-average graded vesting period, and forfeitures are estimated at 5% based on certain historical data as the Company has limited history. The table on the following page illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for fiscal 2006 and 2005, respectively.

	Years ended June 30,
	2006	2005
Dividend yield	—	—
Risk-free interest rate	4.06% – 5.05%	3.75%
Volatility	0.29	0.45
Expected life	6.5 years	6.0 years
     A summary of the Company’s stock option plans at June 30, 2006, 2005 and 2004 and changes during each of the years then ended is presented in the table below:

				Weighted
				Average
	Options	Options	Exercise	Exercise
	Available	Outstanding	Price	Price
Balance at June 30, 2003	127	2,588	$3.80	$3.80
Exercised	—	—	—	—
Granted	—	—	—	—

Balance at June 30, 2004	127	2,588	$3.80	$3.80
Exercised	—	—	—	—
Authorized	1,503	—	—	—
Repurchased	—	(1,186)	3.80 – 6.51	4.80
Granted	(1,503)	1,503	6.51	6.51

Balance at June 30, 2005	127	2,905	$3.80 – $6.51	$4.80
Exercised	—	(879)	3.80 – 14.00	4.37
Authorized	1,750	—	—	4.80
Forfeited	116	(116)	6.51 – 14.00	10.02
Granted	(1,056)	1,056	14.00 – 19.64	14.35

Balance at June 30, 2006	937	2,966	$3.80–$19.64	$8.12

     The following table sets forth the exercise prices, the number of options outstanding and the number of options exercisable at June 30, 2006:

	Options Outstanding			Options Exercisable
			Weighted-
			Average
	Number of	Weighted-	Contractual Life	Number of	Weighted-
Exercise	Options	Average Exercise	Remaining	Options	Average Exercise
price	Outstanding	Price	(Years)	Outstanding	Price
$3.80	1,123	$3.80	5.8	1,123	$3.80
6.51	850	6.51	8.3	355	6.51
14.00	907	14.00	9.1	—	—
14.03	9	14.03	9.1	—	—
18.62	64	18.62	9.3	—	—
19.64	13	19.64	9.9	—	—

Total/Avg	2,966	$8.12	7.6	1,478	$4.45

     The following table sets forth information pertaining to the Company’s exercisable options and options expected to vest:

Year Ended
Non-Qualified Stock Options:	June 30, 2006
Fair value of options granted during period expected to vest	$5,197
Aggregate intrinsic value of exercisable and nonvested options expected to vest	$30,967
Number of nonvested options expected to vest	1,265
Weighted average price of nonvested options expected to vest	$11.66
Weighted average remaining life of nonvested options expected to vest	9.0
Intrinsic value of nonvested options expected to vest	$9,654
     The weighted-average grant-date fair value of options granted during fiscal 2006 was $5.53. The total intrinsic value of options exercised during fiscal 2006 was $10,717.
     As of June 30, 2006, there was $4,812 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 3.8 years. The total fair value of shares vested during the year ended June 30, 2006 was $1,471.
     Cash received from option exercises under all share-based payment arrangements for the year ended June 30, 2006 was $3,842. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $4,024 for the year ended June 30, 2006.
Non-Vested Restricted Stock
     A summary of the Company’s non-vested restricted stock as of June 30, 2006 and changes during the year then ended is presented in the table below:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Non-vested shares as of June 30, 2005	180	$6.81
Granted	199	$14.69
Vested	(1)	$14.00
Forfeited	(9)	$14.00

Non-vested shares as of June 30, 2006	369	$10.72

     Compensation expense related to restricted stock was $704 and $2,432 for fiscal 2006 and 2005, respectively.
Employee Stock Plans
     In January 2005, the Company adopted an employee stock plan. The employee stock plan enabled eligible employees of the Company and its affiliates to subscribe to purchase shares of common stock. The employee stock plan provided for maximum of 959 shares of common stock authorized for issuance and sale or maximum total purchases of $5,000 under the employee stock plan. On January 31, 2005, pursuant to the employee stock plan, the Company sold 599 shares of common stock for a total of $5,000, or deemed fair value of $8.35 per share, to various employees and members of management. We do not anticipate that any additional shares will be issued under this plan in the future.
     In September 2005, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) that was approved by shareholders in December 2005. Under the ESPP, shares of the Company’s common stock are purchased during offerings commencing on January 1 of each year. The first offering period under the ESPP commenced on January 1, 2006.

Shares are purchased at three-month intervals at 95% of the fair market value on the last trading day of each three-month purchase period. Employees may purchase shares having a value not exceeding 20% of their annual compensation, or $25, whichever is less. During the year ended June 30, 2006, employees purchased 24 shares, at an average price of $19.10 per share. At June 30, 2006, 476 shares of common stock were reserved for future issuance under the ESPP.
Fair Value of Equity Instruments
     The fair value of the common stock underlying the options granted to employees in October 2004 was determined to be $6.51 per share. The value was the same as that at which certain shareholders of Red Simpson and the Company purchased shares of the common stock in connection with the Red Simpson acquisition, which value was determined based on arm’s-length negotiations with a third party, see Note 3.
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
12. Earnings Per Share
     Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted stock awards. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation as required by SFAS No. 128.

	Year Ended June 30,
	2006	2005	2004

Income (loss) from continuing operations	$34,369	$(3,186)	$16,858
Loss from discontinued operations, net	—	—	(330)

Net income (loss) (numerator)	$34,369	$(3,186)	$16,528
Weighted-average number of common shares (denominator)	31,023	27,709	24,437

Basic earnings (loss) per common share from continuing operations	$1.11	$(0.11)	$0.69
Loss per common share from discontinued operations, net	—	—	(0.01)

Basic earnings (loss) per common share	$1.11	$(0.11)	$0.68

Weighted-average number of common shares	31,023	27,709	24,437
Potential common stock arising from stock options and restricted stock	1,229	—	—

Total shares-diluted (denominator)	32,252	27,709	24,437

Diluted earnings (loss) per common share from continuing operations	$1.07	$(0.11)	$0.69
Loss per diluted share from discontinued operations, net	—	—	(0.01)

Diluted earnings (loss) per common share	$1.07	$(0.11)	$0.68

     Common stock options listed below for the years ended June 30, 2006, 2005 and 2004 were not included in the computation of diluted earnings per share. Common stock options issued under the Stock Option Plan B include contingencies which had not been satisfied as of the years ended June 30, 2005 and 2004, and therefore were not exercisable and were not included in the fully diluted computation in accordance with SFAS No. 128. For the year ended June 30, 2005, the common stock options under Stock Option Plan A were excluded from the calculation because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For the year ended June 30, 2004, common stock options under Stock Option Plan A were not included in the computation as the weighted-average exercise price and fair value were equal such that the effect on the computation is neutral. For the year ended June 30, 2006, the common stock options under the 2005 Stock Plan were excluded from the calculation because the the effect would have been anti-dilutive.

	June 30,
	2006	2005	2004
Common stock option Plan B	—	1,227	776
Common stock option Plan A	—	1,678	1,812
Common stock option 2005 Plan	973	—	—

	973	2,905	2,588

13. Leases
     The Company leases various technology hardware, real estate used as satellite offices and storage facilities, and two airplanes under operating leases with terms ranging from one to ten years. The Company also rents various vehicles and equipment on short-term, month-to-month leases. At June 30, 2006, the future minimum lease payments under the operating leases are as follows:

2007	$2,357
2008	1,896
2009	1,782
2010	1,771
2011	1,736
Thereafter	6,590

$16,132

     Rent expense related to operating leases was approximately $2,723, $3,820 and $845 for the years ended June 30, 2006, 2005 and 2004, respectively. The Company does not have any leases that are classified as capital leases for any of the periods presented in these financial statements.
14. Deferred Compensation Plan
     In connection with the acquisition of Red Simpson on July 1, 2004 discussed in Note 3, the Company entered into certain transactions involving employee compensation expenses that have impacted and, in some cases, will continue to impact the results of operations.
     Prior to the acquisition of Red Simpson, certain Red Simpson supervisors and managers were entitled to payments of deferred compensation. In connection with the acquisition of Red Simpson, the Company agreed to pay as part of the purchase price $26,000 in deferred compensation over two fiscal years. In addition, the Company agreed to pay $29,100 in deferred compensation over four years if the employees continued their employment.
     In May 2005, the deferred compensation plan was amended to eliminate the future service requirement and fully vest the benefits under the plan. The amendment provides that if an employee continues to be employed, dies, becomes disabled, retires, or is terminated for other than “cause” as defined in the amendment, the amounts under the deferred compensation plan shall be paid out in accordance with the original four-year payment term. Generally under the amendment, if an employee voluntarily terminates or is terminated for cause, then any remaining unpaid amounts under the deferred compensation plan are paid out on the fifteenth anniversary of the initial payment date plus interest. The interest rate is to be determined by the Company based upon a risk-free interest rate plus a margin reflecting an appropriate risk premium in accordance with FASB CON 7, Using Cash Flow Information and Present

Values in Accounting Measurements. Generally under the amendment, if an employee is terminated for “specified cause”, as defined in the amendment, then all unpaid amounts under the deferred compensation plan are forfeited. As a result of the amendment the Company incurred a compensation expense charge of approximately $18,000 in the fourth quarter of fiscal 2005.
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
     For fiscal 2006 and 2005 the Company incurred deferred compensation expense of approximately $679 and $23,456, respectively.
     The following table sets forth the activity in the deferred compensation liability account for the base and bonus deferred compensation for fiscal 2006 and 2005, respectively:

	Base Deferred	Bonus Deferred
	Compensation	Compensation	Total
Amounts payable in connection with the acquisition of Red Simpson	$25,989	$29,131	$55,120
Payments or other consideration	(18,646)	(4,419)	(23,065)
Forfeitures	—	(752)	(752)

Face value at June 30, 2005	$7,343	$23,960	$31,303

Payments	(7,343)	(1,450)	(8,793)

Face value at June 30, 2006	$—	$22,510	$22,510

     The face value of $22,510 at June 30, 2006 includes interest of $1,518 that will accrete through fiscal 2009. The following table sets forth the approximate amounts of deferred compensation remaining to be paid in each of the three years ended June 30:

2007	10,794
2008	6,292
2009	5,424

Total	$22,510

     See Note 19, “Subsequent Event”, pertaining to the settlement of litigation and its related effects.
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
     The following summarizes the operating results from discontinued operations for the industrial division in the Consolidated Statements of Operations:

Year ended
June 30, 2004
Revenue	$1,933
Operating loss	(544)
Income tax benefit	214

Loss from discontinued operations	$(330)

16. Financial Instruments
Concentrations of Credit Risk
     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable. The Company had accounts receivable from one customer of $10,608 and $7,936 at June 30, 2006 and 2005. The Company had revenues from the same customer, which comprised 15%, 12% and 20% of the Company’s consolidated net revenues for the years ended June 30, 2006, 2005 and 2004. The Company performs periodic credit evaluations of its customers’ financial condition, but generally does not require collateral. Credit losses have generally been within management’s estimates.
     At June 30, 2006 and 2005, the Company had cash in excess of federally insured limits with a financial institution of approximately $3,291 and $3,000, respectively.
Off-Balance Sheet Risk
     At June 30, 2006 and 2005, the Company had letters of credit outstanding totaling $27,580 and $23,080, respectively, as required by its workers’ compensation and vehicle liability insurance providers and to the surety bond holder.
Fair Value of Financial Instruments
     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments: i) accounts receivable and accounts payable carrying amounts reported in the balance sheet approximate their fair value; ii) long and short-term debt carrying amounts approximate their fair value due to the market-determined, variable interest rates; and iii) derivative carrying amounts approximate fair values as they are determined by market rates.
Derivatives
     During the year ended June 30, 2003, the Company entered into interest rate swap agreements with two banks to manage its interest rate risks. These derivatives were cancelled in fiscal 2005. During the year ended June 30, 2005, the Company entered into an interest rate swap and an interest rate cap agreement with two banks to manage its interest rate risk. Additionally, the Company has a large fleet of vehicles and equipment that primarily use diesel fuel, therefore it has market risk for changes in the prices of diesel fuel. Therefore, on May 5, 2006 the Company entered into swaps covering approximately 2.5 million gallons of its diesel requirements for the period from June 2006 through February 2008. In accordance with the provisions of SFAS No. 133, Accounting for Derivatives and Hedging Activities, each of these agreements did not meet the criteria to qualify for hedge accounting and are marked to market and are included in other assets on the balance sheet at fair value in the amount of $246 and $259 at June 30, 2006 and 2005, respectively. The Company recognized a (loss) gain on the change in fair value of the derivatives of ($13), $361, and $1,424 included in interest expense and cost of operations in the statement of operations, for the years ended June 30, 2006, 2005 and 2004, respectively.
17. Related Party Transactions and Agreements
Stockholders Agreement
     The Company, LGB Pike II LLC, an affiliated company, and certain other stockholders are parties to a stockholders agreement. The stockholders agreement covers matters of restrictions on transfers of common stock, corporate governance and registration rights, as described below.
Restrictions on Transfer of Shares. Under the terms of the stockholders agreement, each stockholder agreed not to transfer or sell any shares of common stock unless such transfer or sale is pursuant to an effective registration statement or unless consented to by the company.

Corporate Governance. The stockholders agreement provides that J. Eric Pike, the Company’s current Chairman, Chief Executive Officer and President (“CEO”), will have the right to occupy one seat on the board of directors so long as he is the CEO and controls at least 1,322 shares of the Company’s common stock. So long as the CEO has the right to a seat on the board of directors, then LGB Pike II LLC and any affiliate of LGB Pike II LLC agrees to vote in favor of the election of the CEO.
Registration Rights. The stockholders agreement provides that LGB Pike II LLC and its affiliates and the other stockholders party to the stockholders agreement, including certain of our named executive officers, have registration rights with respect to their stock. LGB Pike II LLC and its affiliates have the right to require the Company to effect additional registration statements, or “demand registrations,” covering shares of the Company’s common stock they hold. On September 7, 2006, the Company filed such a shelf registration statement on Form S-3 registering 8,000 shares of our common stock held by LGB Pike II LLC. This shelf registration statement was declared effective by the SEC on September 20, 2006. In addition to its rights with respect to demand registrations, each of LGB Pike II LLC and its affiliates and the other stockholders party to the stockholders agreement have “piggyback” registration rights. If the Company proposes to register any of its securities for sale for its own account, other than a registration in connection with an employee benefit or similar plan or an exchange offer, the Company will be required to give each party to the stockholders agreement the opportunity to participate in such registration.
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
     On June 15, 2005, the Company agreed to terminate the management advisory services agreement for aggregate consideration of $4,000 which was paid at the completion of the initial public offering of the Company on August 1, 2005.
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
Performance Bonds
     In certain circumstances the Company is required to provide performance bonds in connection with its contractual commitments. The Company has indemnified the surety for any expenses that may be paid out under these performance bonds. At June 30, 2006, the Company had an outstanding letter of credit of $7,500 to provide collateral to the surety. At June 30, 2006 the total amount of outstanding performance bonds was approximately $40,282.

19. Subsequent Event — Settlement of Litigation
     On September 6, 2006, the Company entered into a settlement agreement with a former employee relating to litigation proceedings initiated by the Company to enforce the employee’s non-compete agreement entered into in connection with the Company’s acquisition of Red Simpson. Under this settlement agreement, the former employee agreed to enter into a revised non-compete agreement, reduce the amount and extend the payment terms of certain deferred compensation liabilities and forfeit certain shares of restricted stock. Accordingly, in the first quarter of fiscal 2007, the carrying amount, $3,699 at June 30, 2006, of the previously recorded non-compete will be removed, the deferred compensation liability will be reduced by $3,535 and $293 of stock compensation expense related to the forfeited restricted stock previously recognized will be reversed.
20. Quarterly Data—Unaudited
     The following tables present the quarterly operating results for the years ended June 30, 2006 and 2005:

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
Fiscal 2006:
Revenues	$218,431	$195,725	$157,202	$156,112
Gross profit	48,655	39,434	17,300	22,834
Net income	17,515	13,571	288	2,995
Basic earnings per share	$0.61	$0.43	$0.01	$0.09
Diluted earnings per share	$0.58	$0.41	$0.01	$0.09

Fiscal 2005:
Revenues	$220,370	$149,404	$154,473	$154,950
Gross profit (loss)	61,959	16,356	17,860	(2,331)
Net income (loss)	24,199	(1,470)	(11,917)	(13,998)
Basic earnings (loss) per share	$0.68	$(0.04)	$(0.56)	$(0.65)
Diluted earnings (loss) per share	$0.67	$(0.04)	$(0.56)	$(0.65)
     Earnings (loss) per share amounts for each quarter are required to be computed independently. As a result their sum does not equal the total year basic and diluted earnings (loss).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There are no changes in accountants or disagreements with accountants on accounting principles and financial disclosures required to be disclosed in this Item 9.
ITEM 9A. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer (“CEO”), and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2006.
     On August 16, 2006, the Company announced the termination of employment of Mark Castaneda as its Chief Financial Officer, effective August 18, 2006. Anthony Slater, the Company’s Vice President of Finance, replaced Mr. Castaneda as Chief Financial Officer.
     There has been no change in our internal control over financial reporting during fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     Not applicable.
Part III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the company’s fiscal year, and that information is incorporated herein by this reference.
ITEM 11. EXECUTIVE COMPENSATION
     The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the company’s fiscal year, and that information is incorporated herein by this reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the company’s fiscal year, and that information is incorporated herein by this reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the company’s fiscal year, and that information is incorporated herein by this reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the company’s fiscal year, and that information is incorporated herein by this reference.

Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)        Financial Information
(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedule: See “Schedule II – Valuation and Qualifying Accounts” of this Form 10-K.

(3)	Exhibits

See (b) below.
b)         Exhibits
             See Exhibit Index on page 68

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE ELECTRIC CORPORATION (Registrant)
Date: September 28, 2006	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Eric Pike J. Eric Pike	Chairman, Chief Executive Officer and President	September 28, 2006

/s/ Anthony K. Slater Anthony K. Slater	Chief Financial Officer and Secretary	September 28, 2006

/s/ James R. Helvey III James R. Helvey III	Director	September 28, 2006

/s/ Louis F. Terhar Louis F. Terhar	Director	September 28, 2006

/s/ Adam P. Godfrey Adam P. Godfrey	Director	September 28, 2006

/s/ Robert D. Lindsay Robert D. Lindsay	Director	September 28, 2006

/s/ Charles E. Bayless Charles E. Bayless	Director	September 28, 2006

Andrew J. Schindler	Director

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

3.1	Certificate of Incorporation of Pike Electric Corporation (Incorporated by reference to Exhibit 3.1 on our Registration Statement on Form S-1/A filed July 11, 2005)

3.2	Bylaws of Pike Electric Corporation (Incorporated by reference to Exhibit 3.2 on our Registration Statement on Form S-1/A filed July 11, 2005)

4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.1*	2005 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.2*	2002 Stock Option Plan A (Incorporated by reference to Exhibit 10.2 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.3*	2002 Stock Option Plan B (Incorporated by reference to Exhibit 10.3 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.4	Amended and Restated Credit Agreement, dated as of July 1, 2004, among Pike Holdings, Inc., Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.4 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.5	First Amendment to the Amended and Restated Credit Agreement, dated as of December 10, 2004, among Pike Holdings, Inc., Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.5 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.6	Stockholders Agreement, dated April 18, 2002, among Pike Holdings, Inc., LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.6 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.7	Management Advisory Services Agreement, dated April 18, 2002, between Pike Electric, Inc. and Goldberg Lindsay & Co. LLC (Incorporated by reference to Exhibit 10.7 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.8	Amendment Agreement, dated as of July 1, 2004, to the Management Advisory Services Agreement, dated April 18, 2002, between Pike Electric, Inc. and Goldberg Lindsay & Co. LLC (Incorporated by reference to Exhibit 10.8 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.9*	Amended and Restated Employment Agreement, dated as of July 20, 2005, between J. Eric Pike and Pike Electric Corporation (Incorporated by reference to Exhibit 10.9 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.10*	Letter Agreement, dated as of March 15, 2002, between Joe B. Pike and LGB Pike LLC (Incorporated by reference to Exhibit 10.10 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.11	Second Amendment to the Amended and Restated Credit Agreement, dated as of June 27, 2005, among Pike Holdings, Inc., Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.11 on our Registration Statement on Form S-1/A filed July 11, 2005)

10.12	Termination Agreement, dated as of June 23, 2005, between Pike Electric, Inc. and Goldberg Lindsay & Co. LLC (Incorporated by reference to Exhibit 10.12 on our Registration Statement on Form S-1/A filed July 11, 2005)

10.13	Addendum, dated June 13, 2005, to the Stockholders Agreement dated April 18, 2002, among Pike Holdings, Inc., LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.13 on our Registration Statement on Form S-1/A filed July 11, 2005)

EXHIBIT
NO.	DESCRIPTION

10.14*	2005 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.15 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.15*	Amendment, dated July 21, 2005, to the Stockholders Agreement dated April 18, 2002, among Pike Electric Corporation as successor to Pike Holdings, Inc., LGB Pike II LLC as successor to LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.16 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.16	Third Amendment to the Amended and Restated Credit Agreement, dated as of December 9, 2005, among Pike Holdings, Inc., Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed December 13, 2005)

10.17	Revolving Commitment Increase Agreement, dated December 12, 2005, by and between Pike Electric, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed December 13, 2005)

10.18	Revolving Commitment Increase Agreement, dated December 12, 2005, by and between Pike Electric, Inc. and First Tennessee Bank, National Association (Incorporated by reference to Exhibit 10.3 on our Form 8-K filed December 13, 2005)

10.19	Fourth Amendment to the Amended and Restated Credit Agreement, dated February 28, 2006, among Pike Electric Corporation, Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 10-Q filed May 12, 2006)

21.1	List of subsidiaries of Pike Electric Corporation (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Indicates a management contract or compensatory plan or arrangement.

SCHEDULE II
PIKE ELECTRIC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30 2006, 2005 AND 2004

	Balance at	Charged to
	Beginning of	Revenue or			Balance at End
Description	Period	Expense	Deductions		of Period
	(in thousands)
Year ended June 30, 2006:
Allowance for doubtful accounts	$236	$4,133	$(1,937	)(1)	$2,432
Insurance claim reserve	18,422	41,407	(27,523	)(2)	32,306

Year ended June 30, 2005:
Allowance for doubtful accounts	$—	$2,816	$(2,580	)(1)	$236
Insurance claim reserve	7,501	47,124	(36,203	)(2)	18,422

Year ended June 30, 2004:
Allowance for doubtful accounts	$—	$660	$(660	)(1)	$—
Insurance claim reserve	6,100	17,624	(16,223	)(2)	7,501

(1)	Represents uncollectible accounts written off, net of recoveries.

(2)	Represents claim payments for self-insured claims.