Form 10-Q
period 2006-09-30
Pike Electric CORP
filed 2006-11-14
CIK 1317577

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 3, 2006, there were 32,565,913 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	September 30,	June 30,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,760	$3,391
Accounts receivable, net	55,191	66,629
Work completed not billed	59,785	56,430
Inventories	10,175	8,041
Prepaid expenses and other	5,334	5,928
Deferred income taxes	12,460	12,460

Total current assets	148,705	152,879
Property and equipment, net	288,296	284,452
Goodwill	94,402	94,402
Other intangibles, net	45,516	49,978
Deferred loan costs, net	6,053	6,265
Other assets	1,770	1,990

Total assets	$584,742	$589,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,762	$9,706
Accrued compensation	22,329	24,954
Accrued expenses and other	8,073	5,243
Current portion of deferred compensation	2,570	10,614
Current portion of insurance and claim accruals	27,593	18,867
Revolving credit facility	—	4,500

Total current liabilities	72,327	73,884
Long-term debt, net of current portion	244,000	249,000
Insurance and claim accruals, net of current portion	13,267	13,439
Deferred compensation, net of current portion	9,827	10,378
Deferred income taxes	71,700	72,333
Other liabilities	192	200
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share; 100,000 authorized shares; 32,515 and 32,577 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	6,426	6,426
Additional paid-in capital	136,964	135,869
Retained earnings	30,039	28,437

Total stockholders’ equity	173,429	170,732

Total liabilities and stockholders’ equity	$584,742	$589,966

The accompanying notes are an integral part of these consolidated financial statements

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2006	2005
Revenues	$149,855	$218,431
Cost of operations	130,115	169,776

Gross profit	19,740	48,655
General and administrative expenses	11,556	11,065
Loss on sale of property and equipment	367	145

Income from operations	7,817	37,445
Other expense (income):
Interest expense	5,178	8,148
Other, net	(58)	(21)

Total other expense	5,120	8,127

Income before income taxes	2,697	29,318
Income tax expense	1,095	11,803

Net income	$1,602	$17,515

Earnings per share:
Basic earnings per share	$0.05	$0.61

Diluted earnings per share	$0.05	$0.58

Shares used in computing earnings per share:
Basic	32,221	28,786

Diluted	33,221	29,948

The accompanying notes are an integral part of these consolidated financial statements

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,602	$17,515
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,954	9,340
Non-compete litigation settlement	3,551	—
Non-cash interest expense	947	2,490
Deferred income taxes	(633)	(1,289)
Loss on sale of property and equipment	367	145
Equity compensation expense	272	984
Changes in operating assets and liabilities:
Accounts receivable and work completed not billed	8,083	(50,836)
Inventories, prepaid expenses and other	(1,514)	2,996
Insurance and claim accruals	8,554	2,411
Accounts payable and other	2,254	15,032
Deferred compensation	(9,331)	(7,092)

Net cash provided by (used in) operating activities	23,106	(8,304)

Cash flows from investing activities:
Purchases of property and equipment	(14,457)	(13,824)
Net proceeds from sale of property and equipment	2,397	488

Net cash used in investing activities	(12,060)	(13,336)

Cash flows from financing activities:
Principal payments on long-term debt	(5,000)	(121,950)
(Payments) borrowings on revolving credit facility, net	(4,500)	13,500
Net proceeds from sale of common stock	823	127,120
Equity compensation tax benefit	—	1,198

Net cash (used in) provided by financing activities	(8,677)	19,868

Net increase (decrease) in cash and cash equivalents	2,369	(1,772)
Cash and cash equivalents beginning of year	3,391	3,106

Cash and cash equivalents end of period	$5,760	$1,334

The accompanying notes are an integral part of these consolidated financial statements

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2006 and 2005
(In thousands, except per share amounts)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Pike Electric Corporation and its wholly-owned subsidiaries (the “Company”) are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management these financial statements include all adjustments (consisting of normal recurring adjustments) that are considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The balance sheet at June 30, 2006 has been derived from the audited financial statements of the Company but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s financial statements and related notes included its report on Form 10-K for the year ended June 30, 2006.
2. Business
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
     The following table sets forth the Company’s revenues by category of service for the periods indicated:

	Three Months Ended September 30,
	2006		2005
Powerline services	$137,568	91.8%	$123,549	56.6%
Storm restoration services	12,287	8.2	94,882	43.4

Total	$149,855	100.0%	$218,431	100.0%

3. Stock-Based Compensation
     Compensation expense related to stock-based compensation plans was approximately $272 and $984 for the three months ended September 30, 2006 and 2005, respectively. Impacting the expense for the 2006 quarter was the reversal of $293 of previously recognized stock compensation expense related to the settlement of litigation (Note 6). Approximately $436 of the charges for the prior-year quarter related to options which, in accordance with their terms, fully vested upon completion of the initial public offering transaction in August 2005.
     The income tax benefit recognized for stock-based compensation arrangements was approximately $106 and $394 for the three months ended September 30, 2006 and 2005, respectively.

4. Earnings Per Share
     Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted stock awards. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by Statement of Financial Accounting Standards (“SFAS”) No. 128.

	Three Months Ended
	September 30,
	2006	2005
Net income (numerator)	$1,602	$17,515

Weighted-average number of common shares (denominator)	32,221	28,786

Basic earnings per common share	$0.05	$0.61

Weighted-average number of common shares	32,221	28,786
Potential common shares arising from stock options and restricted stock	1,000	1,162

Total shares-diluted (denominator)	33,221	29,948

Diluted earnings per common share	$0.05	$0.58

     The weighted-average number of shares outstanding listed in the table below for the three months ended September 30, 2006 and 2005 were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three months ended
	September 30,
	2006	2005
Common stock options	999	696

Shares of restricted stock	17	—

5. Income Taxes
     For the three months ended September 30, 2006 and 2005, respectively, the effective income tax rate of 40.6% and 40.2%, respectively, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of federal benefit and permanent differences between book and tax income.
6. Commitments and Contingencies
   Litigation
     On September 6, 2006, the Company entered into a settlement agreement with a former employee relating to litigation proceedings initiated by the Company to enforce the employee’s non-compete agreement entered into in connection with the Company’s acquisition of Red Simpson. Under this settlement agreement, the former employee agreed to enter into a revised non-compete agreement, reduce the amount and extend the payment terms of certain deferred compensation liabilities, and forfeit certain shares of restricted stock. Accordingly, in the quarter ending September 30, 2006, the carrying amount of the previously recorded non-compete of $3,551 was removed, the deferred compensation liability was reduced by $2,537 and $293 of stock compensation expense related to the forfeited restricted stock previously recognized was reversed.

     The Company has initiated additional litigation proceedings against a collective group of former Red Simpson employees to enforce its non-compete agreements and will continue to enforce its rights under non-compete agreements with other former employees of Red Simpson.
     The Company is from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, the Company accrues reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on the Company’s results of operations or financial position.
   Performance Bonds
     In certain circumstances the Company is required to provide performance bonds in connection with its contractual commitments. The Company has indemnified the surety for any expenses that may be paid out under these performance bonds. At September 30, 2006, the Company had an outstanding letter of credit of $7,500 to provide collateral to the surety. At September 30, 2006 the total amount of outstanding performance bonds was approximately $32,403.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on September 28, 2006 and is available on the SEC’s website at www.sec.gov. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Uncertainty of Forward-Looking Statements and Information.”
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
     We monitor our revenues by the two categories of services we provide: powerline and storm restoration. We use this breakdown because powerline services represent our ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, and storm restoration revenues represent additional revenue opportunities that depend on weather conditions.
     Our powerline services are our core business because of the magnitude and stability of our revenues from these operations. These powerline services have benefited from favorable industry growth trends including a growth in demand for electricity, the passage of the Energy Policy Act of 2005, increased outsourcing of infrastructure services by electric companies and the inadequacy of the current electric infrastructure. Although storm restoration services can generate significant revenues, the frequency and severity of storms are highly unpredictable. For the three months ended September 30, 2006 and 2005, storm restoration activity resulted in revenues of $12.3 million and $94.9 million, respectively. During the three months ended September 30, 2005 we experienced the largest storm restoration events of our history as several significant hurricanes affected the Gulf Coast and Florida. Our storm restoration revenue for the three months ended September 30, 2005 is not indicative of the revenues that we typically generate in any period or should be expected to generate in any future period. As an illustration of the volatility of our storm restoration services, our annual storm restoration revenues have ranged from a low of $7.0 million to a high of $185.3 million during the seven fiscal years ended June 30, 2006. We cannot accurately predict the occurrence or magnitude of future storm restoration revenues.
     The table on the following page sets forth our revenues by category of service for the periods indicated (amounts in millions):

	Three Months Ended September 30,
	2006		2005
Powerline services	$137.6	91.8%	$123.5	56.6%
Storm restoration services	$12.3	8.2%	$94.9	43.4%

Total	$149.9	100.0%	$218.4	100.0%

Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and intangible assets, asset lives and salvage values used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies, litigation and stock-based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended June 30, 2006 for further information regarding our critical accounting policies and estimates.
Operational and Other Factors
     Although we benefit from general industry trends, we are subject to various operational and other factors that can affect our business and results of operations. To mitigate the effects of these factors, we focus on elements of our business we can control, including excellent customer service, safety and employee development, cost control and return on invested capital. The statements in this section are based on our current expectations. See “Uncertainty of Forward-Looking Statements and Information.” Certain of these operational and other factors that affect our business include the following:
•	When we add new customers and contracts, we generally experience an increase in costs, including the costs of training and outfitting our crews and spending on equipment and specialized tools and supplies. Once the crews and equipment are fully utilized, our margins generally increase over the life of the contract.

•	The significant storm activity during our fiscal years 2006 and 2005 has had a significant financial impact on several of our customers. As a result, they may defer certain powerline maintenance projects, which would affect our powerline revenues.

•	Industry-wide insurance costs for workmen’s compensation, medical and general liability have risen in the past several years and are expected to continue to rise at a rate faster than our revenues. We have implemented several safety initiatives designed to reduce incident rates and corresponding insurance costs as well as introduced an employee safety bonus in fiscal 2005 that has initially increased our costs.

•	There are a limited number of skilled workers that can perform our work, and during historic periods of increased demand, labor costs have tended to increase. We have been experiencing an improved economic cycle, and we are currently experiencing shortages of skilled personnel in certain markets. While shortages have caused our labor costs to increase, we historically have been able to obtain increases when we renegotiate rates with our customers to offset these cost increases.

•	Our general and administrative expenses will include additional implementation costs relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and will range from $1.5 million to $2.5 million in fiscal 2007 compared to approximately $0.7 million in fiscal 2006.

•	Fuel costs have risen significantly in the past year and are expected to continue to rise at a rate faster than our revenues. We have a large fleet of vehicles and equipment that primarily use diesel fuel. We have implemented bulk purchasing in certain areas to lower our fuel costs. In addition, we have entered into two diesel fuel swaps that cover, based on current volumes, approximately 15% of our diesel requirements in October 2006 and 30% of our diesel requirements for the period from November 2006 through February 2008.

Results of Operations
     The following table sets forth selected statement of operations data as percentages of revenues for the periods indicated:

	Three months ended
	September 30,
	2006	2005
Revenues:
Powerline services	91.8%	56.6%
Storm restoration services	8.2	43.4

Total	100.0%	100.0%

Cost of operations	86.8	77.7

Gross profit	13.2	22.3
General and administrative expenses	7.7	5.1
Loss on sale of property and equipment	0.3	0.1

Income from operations	5.2%	17.1%
Other expense (income):
Interest expense, net	3.5	3.7
Other, net	(0.1)	—

Income before income tax	1.8	13.4
Income tax expense	0.7	5.4

Net income	1.1%	8.0%

   Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Revenues. Revenues decreased $68.5 million to $149.9 million for the three months ended September 30, 2006 from $218.4 million for three months ended September 30, 2005. The decrease was due to an $82.5 million decrease in storm restoration revenues, partially offset by a $14.0 million increase in powerline revenues compared to the prior year. We generated unusually significant revenues from storm restoration services during the first fiscal quarter of the prior year related to major hurricanes that impacted the Gulf Coast and Florida.
     Our powerline revenues increased 11.3%, to $137.6 million for the quarter ended September 30, 2006 from $123.5 million for the same quarter a year ago. Powerline billable man-hours increased approximately 10% and revenue per man-hour increased slightly. The growth in powerline revenues is primarily a result of continued maintenance projects with existing customers.
     Our storm restoration revenues decreased 87.1% to $12.3 million for for the three months ended September 30, 2006 from $94.9 million for fiscal 2005. There were no significant storm events in the first quarter of this year in contrast to the several major storms in the first quarter of the prior year, including Hurricanes Dennis, Katrina and Rita. Our storm restoration revenues are highly volatile and unpredictable.
     Total billable hours decreased by approximately 26% during the quarter ended September 30, 2006. Our crews work significant amounts of overtime during storm restoration projects. In addition, our revenue-producing headcount decreased approximately 4% from September 30, 2005 to September 30, 2006.
     Gross Profit. Gross profit decreased $29.0 million to $19.7 million for the quarter ended September 30, 2006 from $48.7 million for the same quarter a year ago. Gross profit as a percentage of revenues decreased to 13.2% for the three months ended September 30, 2006 from 22.3% the three months ended September 30, 2005, primarily due to the significant decrease in higher margin storm restoration revenues, losses in our Florida operation, an increase in fuel costs and an increase in indirect labor as a percentage of revenues.
     General and Administrative Expenses. General and administrative expenses increased $0.5 million to $11.6 million for the three months ended September 30, 2006 from $11.1 million for the three months ended September 30, 2005. This increase is primarily due to the following: (i) an expense of approximately $0.8 million related to the termination of employment of our former chief financial officer on August 18, 2006 in accordance with the terms of his employment arrangement, (ii) an increase in professional fees primarily related to legal fees associated with litigation against a former employee, and (iii) an increase in expenses related to implementation costs relating to Sarbanes-Oxley compliance. These expenses were partially offset by a decrease in share-based compensation expenses primarily due to the acceleration of certain awards at completion of our initial public offering in August 2005 and a reversal of deferred compensation expenses related to certain employee forfeitures. As a percentage of revenues, general and administrative expenses increased to 7.7% from 5.1% primarily due to lower revenues that resulted from a significant decrease in storm restoration revenues.
     Loss on Sale of Property and Equipment. Loss on sale of property and equipment increased $0.3 million to $0.4 million for the three months ended September 30, 2006 compared to $0.1 million for the three months ended September 30, 2005. This increase is due to the continued replenishment of aging or damaged fleet equipment in the normal course of business.
     Interest Expense and Other, Net. Interest expense and other, net decreased $3.0 million to $5.1 million for the quarter ended September 30, 2006 from $8.1 million for the quarter ended September 30, 2005. This decrease was primarily due to a reduction in accelerated amortization of deferred loan costs of $2.5 million primarily due to the significant debt prepayments immediately following the Company’s IPO completed in August 2005 and a reduction in interest expense due to lower outstanding debt, partially offset by the effect of higher overall interest rates on the outstanding debt.
     Income Tax Expense. Income tax expense decreased $10.7 million to $1.1 million for the three months ended September 30, 2006 from $11.8 million for the three months ended September 30, 2005. The effective tax rate was 40.6% for the first quarter of this year and 40.2% for the same period in the prior year.
     Net Income. As a result of the factors discussed above, net income decreased $15.9 million to $1.6 million for the three months ended September 30, 2006 from $17.5 million for the three months ended September 30, 2005.
Liquidity and Capital Resources
     Our primary cash needs have been for capital expenditures, working capital and payments under our senior credit facility. Our primary source of cash for the three months ended September 30, 2006 was cash provided by operations. Our primary source of cash for the three months ended September 30, 2005 was cash provided by the issuance of stock.
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
     As of September 30, 2006, our cash totaled $5.8 million and we had $62.9 million available under the $90.0 million revolving portion of our senior credit facility (after giving effect to the outstanding standby letters of credit of approximately $27.1 million).
     We believe that our cash flow from operations, available cash and cash equivalents, and borrowings available under our senior credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future. However, our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

   Changes in Cash Flows:

	Three Months Ended
	September 30,
	2006	2005
	(In millions)
Net cash provided by (used in) operating activities	$23.1	$(8.3)
Net cash used in investing activities	$(12.0)	$(13.3)
Net cash (used in) provided by financing activities	$(8.7)	$19.9
     Net cash provided by operating activities was $23.1 million for the three months ended September 30, 2006 compared to net cash used in operating activities of $8.3 million for the three months ended September 30, 2005. The increase in cash from operating activities was primarily due to the increase in cash flows from working capital that was caused by more stable net revenues and net income between the current quarter and the prior quarter as compared to the same time frame in the prior year. This increase was partially offset by the decrease in net income.
     Net cash used in investing activities decreased $1.3 million to $12.0 million for the three months ended September 30, 2006 from $13.3 million for the three months ended September 30, 2005. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers. The decrease in cash used in investing activities was primarily due to the increase in net proceeds from the sale of property and equipment.
     Net cash used in financing activities was $8.7 million for the three months ended September 30, 2006 compared to net cash provided by financing activities of $19.9 million for the three months ended September 30, 2005. Net cash used in financing activities in the three months ended September 30, 2006 primarily reflected payments under our senior credit facility. Net cash provided by financing activities in the three months ended September 30, 2005 primarily reflected net proceeds from our initial public offering of $127.1 million, partially offset by payments on our senior credit facility of $108.5.
   Senior Credit Facility
     As of September 30, 2006, we had $244.0 million of term loan and no revolver indebtedness outstanding under our senior credit facility. As of September 30, 2006, our borrowing availability under the $90.0 million revolving portion of our senior credit facility was $62.9 million (after giving effect to $27.1 million of outstanding standby letters of credit). The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.
     We repaid $5.0 million of term loans outstanding under our senior credit facility during the three months ended September 30, 2006 with cash provided by operations.
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
     As of September 30, 2006, we had $27.1 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes.

     In the ordinary course of business, we occasionally are required by our customers to post surety or performance bonds in connection with services that we provide to them. These bonds have face amounts ranging from $25,000 to $14.0 million. As of September 30, 2006, we have approximately $32.4 million in surety bonds outstanding. In addition, we have provided collateral in the form of a letter of credit to sureties in the amount of $7.5 million, which is included in the total letters of credit outstanding above.
Seasonality; Fluctuations of Results
     Our services are performed outdoors, causing our results of operations to be subject to seasonal variations due to weather conditions. These seasonal variations affect both our powerline and storm restoration services. Extended periods of rain affect the deployment of our powerline crews, particularly with respect to underground work. During the winter months, demand for powerline work is generally lower due to inclement weather. In addition, demand for powerline work generally increases during the spring months due to improved weather conditions and is typically the highest during the summer due to better weather conditions. Demand for electrical repairs may be impacted during the fall months due to damage caused by weather conditions, such as hurricanes. In addition, our results of operations are subject to significant variations related to storm restoration services. As an illustration of the volatility of our storm restoration services, our annual storm restoration revenues have ranged from a low of $7.0 million to a high of $185.3 million during the seven fiscal years ended September 20, 2006. Due to the unpredictable nature of storms, the level of our storm restoration revenues fluctuates from period to period.
Inflation
     Due to relatively low levels of inflation experienced during the first three months of fiscal 2006 and 2005, inflation did not have a significant effect on our results. However, we have experienced significant increases in the costs of fuel used to operate our vehicles and equipment during fiscal 2006 and the first quarter of fiscal 2007.
Recent Accounting Pronouncements
     In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections, a replacement of ABP Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements for all voluntary changes in accounting principle, unless impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and we have adopted this provision as of July 1, 2006. SFAS No. 154 had no immediate impact on our consolidated financial statements, although it will impact our presentation of future voluntary accounting changes, should such changes occur.
     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005, and we have adopted this provision as of July 1, 2006. The adoption of FIN 47 did not have an impact on our consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will continue to evaluate FIN 48 to determine the impact on our consolidated results of operations or financial position, but do not currently anticipate that the adoption of FIN 48 will have a material impact on our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The application of SAB 108 did not have a material impact on our consolidated results from operations or financial position.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. SFAS No. 158 will not have a material impact on our consolidated results from operations or financial position.
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
•	our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business will not have a material adverse effect on the Company’s results of operation or financial position;

•	our expectation that our general and administrative expenses will include additional implementation costs relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and will range from $1.5 million to $2.5 million in fiscal 2007 compared to approximately $0.7 million in fiscal 2006; and

•	our belief that our cash flow from operations and borrowings available under our senior credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future.
     Any or all of our forward-looking statements may turn out to be incorrect. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following, which are described in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006:
•	We derive a significant portion of our revenues from a small group of customers. The loss of one or more of these customers could negatively impact our business and results of operations.

•	Our customers often have no obligation to assign work to us, and many of our arrangements may be terminated on short notice. As a result, we are at risk of losing significant business on short notice. This risk may be accentuated for customers we obtained in the Red Simpson acquisition.

•	Our storm restoration services are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, the levels of our financial results from period to period.

•	Our business is subject to numerous hazards that could subject us to substantial monetary and other liabilities. If accidents occur, they could materially and adversely affect our business and results of operations.

•	Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all.

•	Record high fuel costs could materially and adversely affect our operating results.

•	Demand for some of our services is cyclical and vulnerable to industry and economic downturns, which could materially and adversely affect our business and results of operations.

•	The Energy Policy Act may fail to result in increased spending in the electric power transmission infrastructure, which could slow our expected growth.

•	Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

•	To be successful, we need to attract and retain qualified personnel, and any inability to do so would adversely affect our business.

•	We are dependent on our senior management and other key personnel, the loss of which could have a material adverse effect on our business.

•	Our industry is highly competitive and we may be unable to compete effectively, retain our customers or win new customers, which could result in reduced profitability and loss of market share.

•	We may be unsuccessful at acquiring companies or at integrating companies that we may acquire, and as a result, we may not achieve the expected benefits and our profitability could materially suffer.

•	We have a substantial amount of indebtedness incurred under a senior credit facility, which may restrict our business and operations, adversely affect our cash flow, and restrict our future access to sufficient funding to finance desired growth.

•	We are in the process of implementing certain financial and accounting applications and investigating a company-wide ERP system which could temporarily disrupt our day-to-day operations

•	During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

•	Our failure to comply with, or the imposition of liability under, environmental laws and regulations could result in significant costs.

•	The electric infrastructure servicing business is subject to seasonal variations, which may cause our operating results to vary significantly from period to period and could cause the market price of our stock to fall.

•	Weather conditions can adversely affect our operations and revenues.

•	We have incurred and will continue to incur increased costs as a result of being a public company.

•	Our results of operations could be adversely affected as a result of the impairment of goodwill or other intangibles.

•	The market price of our stock may be influenced by many factors, some of which are beyond our control.

•	Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

•	A significant stockholder controls the direction of our business. The concentrated ownership of our common stock will prevent you and other stockholders from influencing significant corporate decisions.

•	Anti-takeover provisions of our charter and bylaws may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that stockholders might consider favorable.
     Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements.
     All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention to update any forward-looking statements to reflect events or circumstances after the date of this report.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
     We have no material changes to the disclosure on this matter contained in our Annual Report on Form 10-K for the year ended June 30, 2006.
Item 4.     Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer (“CEO”), and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2006.
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.     Legal Proceedings
     We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract and/or property damages, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, cash flow or financial position.
     On September 6, 2006, we entered into a settlement agreement with one of our former employees relating to litigation proceedings initiated by us to enforce the employee’s non-compete agreement entered into in connection with our acquisition of Red Simpson. Under this settlement agreement, the former employee agreed to enter into a revised non-compete agreement, reduce the amount and extend the payment terms of certain deferred compensation liabilities, and forfeit certain shares of restricted stock.
     We have initiated additional litigation proceedings against a collective group of former Red Simpson employees to enforce their non-compete agreements and will continue to enforce our rights under non-compete agreements with other former employees of Red Simpson.
Item 1A.     Risk Factors
     There have been no material changes to these matters, disclosed in Part I, Item 1 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.
Item 6.     Exhibits

Exhibit	Description

10.1	Separation Agreement and General Release, dated as of October 31, 2006, between Mark Castaneda and Pike Electric, Inc. (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed November 6, 2006)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE ELECTRIC CORPORATION (Registrant)

Date: November 14, 2006	By:	/s/ J. Eric Pike

J. Eric Pike Chairman, Chief Executive Officer and President

Date: November 14, 2006	By:	/s/ Anthony K. Slater

Anthony K. Slater Chief Financial Officer