Form 10-Q
period 2006-12-31
Pike Electric CORP
filed 2007-02-09
CIK 1317577

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of February 2, 2007, there were 32,810,016 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	December 31,	June 30,
	2006	2006
(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,752	$3,391
Accounts receivable, net	62,751	66,629
Work completed not billed	47,138	56,430
Inventories	8,017	8,041
Prepaid expenses and other	6,941	5,928
Deferred income taxes	10,605	12,460

Total current assets	140,204	152,879
Property and equipment, net	287,724	284,452
Goodwill	94,402	94,402
Other intangibles, net	44,754	49,978
Deferred loan costs, net	5,807	6,265
Other assets	1,794	1,990

Total assets	$574,685	$589,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,821	$9,706
Accrued compensation	18,999	24,954
Accrued expenses and other	8,305	5,243
Current portion of deferred compensation	2,415	10,614
Current portion of insurance and claim accruals	25,748	18,867
Revolving credit facility	—	4,500

Total current liabilities	64,288	73,884
Long-term debt, net of current portion	236,500	249,000
Insurance and claim accruals, net of current portion	12,173	13,439
Deferred compensation, net of current portion	9,994	10,378
Deferred income taxes	69,942	72,333
Other liabilities	159	200
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 32,805 and 32,577 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	6,426	6,426
Additional paid-in capital	140,244	135,869
Accumulated other comprehensive income (loss)	(300)	—
Retained earnings	35,259	28,437

Total stockholders’ equity	181,629	170,732

Total liabilities and stockholders’ equity	$574,685	$589,966

The accompanying notes are an integral part of these consolidated financial statements

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues	$148,369	$195,725	$298,224	$414,156
Cost of operations	123,857	156,291	253,972	326,067

Gross profit	24,512	39,434	44,252	88,089
General and administrative expenses	10,722	11,084	22,278	22,149
Loss on sale of property and equipment	131	204	498	349

Income from operations	13,659	28,146	21,476	65,591
Other expense (income):
Interest expense	5,045	5,705	10,223	13,853
Other, net	(58)	(84)	(116)	(105)

Total other expense	4,987	5,621	10,107	13,748

Income before income taxes	8,672	22,525	11,369	51,843
Income tax expense	3,452	8,954	4,547	20,757

Net income	$5,220	$13,571	$6,822	$31,086

Earnings per share:
Basic	$0.16	$0.43	$0.21	$1.03

Diluted	$0.16	$0.41	$0.21	$0.99

Shares used in computing earnings per share:
Basic	32,353	31,833	32,288	30,314

Diluted	33,242	33,025	33,233	31,488

The accompanying notes are an integral part of these consolidated financial statements

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$6,822	$31,086

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,485	18,828
Non-compete litigation settlement	3,551	—
Non-cash interest expense	1,465	3,211
Deferred income taxes	(536)	(2,317)
Loss on sale of property and equipment	498	349
Equity compensation expense	1,085	1,471
Changes in operating assets and liabilities:
Accounts receivable and work completed not billed	13,170	(49,963)
Inventories, prepaid expenses and other	(327)	5,844
Insurance and claim accruals	5,615	6,249
Accounts payable and other	(4,118)	373
Deferred compensation	(9,428)	(7,343)

Net cash provided by operating activities	37,282	7,788

Cash flows from investing activities:
Purchases of property and equipment	(25,997)	(24,935)
Net proceeds from sale of property and equipment	3,949	1,522

Net cash used in investing activities	(22,048)	(23,413)

Cash flows from financing activities:
Principal payments on long-term debt	(12,500)	(121,950)
(Payments) borrowings on revolving credit facility, net	(4,500)	9,000
Net proceeds from sale of common stock	2,350	126,740
Equity compensation tax benefit	939	1,198
Deferred loan costs	(162)	(655)

Net cash (used in) provided by financing activities	(13,873)	14,333

Net increase (decrease) in cash and cash equivalents	1,361	(1,292)
Cash and cash equivalents beginning of year	3,391	3,106

Cash and cash equivalents end of period	$4,752	$1,814

The accompanying notes are an integral part of these consolidated financial statements

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2006 and 2005
(In thousands, except per share amounts)
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
2. Business
     The Company is headquartered in Mount Airy, North Carolina and operates in one reportable segment as a provider of outsourced electric distribution and transmission services. The Company’s customers include more than 150 electric utilities, cooperatives and municipalities across a contiguous 19-state region that stretches from Pennsylvania in the north to Florida in the southeast and to Texas in the southwest. The Company’s core services consist of the maintenance, upgrade and extension of electric distribution and sub-500 kilovolt (“kV”) transmission power lines. Additionally, the Company provides storm restoration services and a variety of ancillary services. The Company does not have operations or assets outside the United States.
     The Company monitors revenues by two categories of services: powerline and storm restoration. The Company uses this breakdown because powerline services represent its ongoing service revenues, most of which are generated by its customers’ recurring maintenance needs. Storm restoration revenues represent additional revenue opportunities that depend on weather conditions.
     The following table sets forth the Company’s revenues by category of service for the periods indicated:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2006		2005		2006		2005
Powerline services	$134,310	90.5%	$124,465	63.6%	$271,878	91.2%	$248,014	59.9%
Storm restoration services	14,059	9.5%	71,260	36.4%	26,346	8.8%	166,142	40.1%

Total	$148,369	100.0%	$195,725	100.0%	$298,224	100.0%	$414,156	100.0%

3. Stock-Based Compensation
     Compensation expense related to stock-based compensation plans was $813 and $686 for the three months ended December 31, 2006 and December 31 2005, respectively, and $1,085 and $1,670 for the six months ended December 31, 2006 and December 31, 2005, respectively. Impacting the expense for the six months ended December 31, 2006 was the reversal of $293 of previously recognized stock compensation expense related to the settlement of litigation (Note 8). Expense for the six months ended December 31, 2005 includes $436 related to stock options which, in accordance with their terms, became fully vested upon the completion of the Company’s initial public offering in August 2005.

     The income tax benefit recognized for stock-based compensation arrangements was $318 and $274 for the three months ended December 31, 2006 and December 31, 2005, respectively, and $424 and $668 for the six months ended December 31, 2006 and December 31, 2005, respectively.
4. Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and restricted stock awards. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation as required by Statement of Financial Accounting Standards (“SFAS”) No. 128.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income (numerator)	$5,220	$13,571	$6,822	$31,086

Weighted-average number of common shares (denominator)	32,353	31,833	32,288	30,314

Basic earnings per share	$0.16	$0.43	$0.21	$1.03

Weighted-average number of common shares	32,353	31,833	32,288	30,314
Potential common shares arising from stock options and restricted stock	889	1,192	945	1,174

Total shares-diluted (denominator)	33,242	33,025	33,233	31,488

Diluted earnings per share	$0.16	$0.41	$0.21	$0.99

     The weighted-average number of shares outstanding listed in the table below for the three and six months ended December 31, 2006 and 2005 were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Common stock options	1,120	966	1,061	831

Shares of restricted stock	9	7	7	4

5. Income Taxes
     Effective income tax rates of 39.8% and 39.7% for three months ended December 31, 2006 and December 31, 2005, respectively, and 40.0% for both the six months ended December 31, 2006 and December 31, 2005, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes.
6. Comprehensive Income
     The Company has entered into two separate diesel fuel swap agreements to manage exposure to diesel fuel price volatility. The Company did not elect to apply hedge accounting for the first swap, entered into in May 2006. This swap is marked to market and included on the balance sheet at fair value. Realized and unrealized gains and losses are recognized in cost of operations.

     The second swap, entered into in October 2006, qualified for hedge accounting and was designated as a cash flow hedge. This swap is marked to market and included on the balance sheet at fair value. The effective portions of changes in the fair value of the swap are recorded in other comprehensive income (loss) (“OCI”) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in cost of operations.
     The net derivative income (loss) recorded in OCI will be reclassified into earnings over the term of the underlying cash flow hedge. The amount that will be reclassified into earnings will vary depending upon the movement of the underlying diesel fuel prices. As diesel fuel prices decrease, the charge to earnings will increase. Conversely, as diesel fuel prices increase, the charge to earnings will decrease.
     For the three and six months ended December 31, 2006 the net change associated with current period hedge transactions was ($344), net of tax. For the three and six months ended December 31, 2006 the net amount reclassified into earnings was $44, net of tax. At December 31, 2006, the ending balance of accumulated OCI was ($300).
     Total comprehensive income for the three and six months ended December 31, 2006 was $4,920 and $6,522, respectively. Total comprehensive income for the three and six months ended December 31, 2005 was $13,571 and $31,086, respectively.
7. Property and Equipment
     During the three months ended December 31, 2006 the Company revised the salvage values for certain classes of equipment, based primarily on current market conditions for used equipment. The revisions resulted in an increase to depreciation expense of approximately $1,800 (approximately $1,100 net of tax or $0.03 per diluted share) for the second quarter of fiscal 2007. Approximately $800 of this increase to depreciation expense was attributable to assets that reached the end of their useful lives prior to December 31, 2006.
8. Commitments and Contingencies
  Litigation
     On September 6, 2006, the Company entered into a settlement agreement with a former employee relating to litigation proceedings initiated by the Company to enforce the employee’s non-compete agreement entered into in connection with the Company’s acquisition of Red Simpson. Pursuant to this settlement agreement, the former employee entered into a revised non-compete agreement, reduced the amount and extended the payment terms of certain deferred compensation liabilities, and forfeited certain shares of restricted stock. Accordingly, the carrying amount of the previously recorded non-compete agreement of $3,551 was removed, the deferred compensation liability was reduced by $2,537 and $293 of stock compensation expense related to the forfeited restricted stock previously recognized was reversed.
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

  Performance Bonds
     In certain circumstances the Company is required to provide performance bonds in connection with its contractual commitments. The Company has indemnified the surety for any expenses that may be paid out under these performance bonds. At December 31, 2006, the Company had an outstanding letter of credit of $4,000 to provide collateral to the surety. At December 31, 2006 the total amount of outstanding performance bonds was approximately $31,493.

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
     Our powerline services are our core business because of the magnitude and stability of our revenues from these operations. These powerline services have benefited from favorable industry growth trends including a growth in demand for electricity, the passage of the Energy Policy Act of 2005, increased outsourcing of infrastructure services by electric companies and the inadequacy of the current electric infrastructure. Although storm restoration services can generate significant revenues, the frequency and severity of storms are highly unpredictable. For the three months ended December 31, 2006 and 2005, storm restoration activity resulted in revenues of $14.1 million and $71.2 million, respectively. For the six months ended December 31, 2006 and 2005, storm restoration activity resulted in revenues of $26.3 million and $166.2 million, respectively. During the three and six months ended December 31, 2005 we experienced the largest storm restoration events of our history as several significant hurricanes affected the Gulf Coast and Florida. Our storm restoration revenue for the three and six months ended December 31, 2005 is not indicative of the revenues that we typically generate in any period or should be expected to generate in any future period. As an illustration of the volatility of our storm restoration services, our annual storm restoration revenues have ranged from a low of $7.0 million to a high of $185.3 million during the seven fiscal years ended June 30, 2006. We cannot accurately predict the occurrence or magnitude of future storm restoration revenues.
     The following table on the sets forth our revenues by category of service for the periods indicated (amounts in millions):

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2006		2005		2006		2005
Powerline services	$134.3	90.5%	$124.5	63.6%	$271.9	91.2%	$248.0	59.9%
Storm restoration services	14.1	9.5%	71.2	36.4%	26.3	8.8%	166.2	40.1%

Total	$148.4	100.0%	$195.7	100.0%	$298.2	100.0%	$414.2	100.0%

Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability valuation of goodwill and intangible assets, asset lives and salvage values used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies, litigation and stock-based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended June 30, 2006 for further information regarding our critical accounting policies and estimates.
Operational and Other Factors
     Although we benefit from general industry trends, we are subject to various operational and other factors that can affect our business and results of operations. To mitigate the effects of these factors, we focus on elements of our business we can control, including excellent customer service, safety and employee development, cost control and return on invested capital. The statements in this section are based on our current expectations. See “Uncertainty of Forward-Looking Statements and Information.” Certain of these operational and other factors that affect our business include the following:
•	When we add new customers and arrangements, we generally experience an increase in costs, including the costs of training and outfitting our crews and spending on equipment and specialized tools and supplies. Once the crews and equipment are fully utilized, our margins generally increase over the life of the arrangement.

•	The significant storm activity during our two most recently completed fiscal years has had a significant financial impact on several of our customers. As a result, they may defer certain powerline maintenance projects, which would affect our powerline revenues.

•	Industry-wide insurance costs for workers’ compensation, medical and general liability have risen in the past several years and are expected to continue to rise at a rate faster than our revenues. We have implemented several safety initiatives designed to reduce incident rates and corresponding insurance costs as well as introduced an employee safety bonus in fiscal 2005.

•	There are a limited number of skilled workers who can perform our work, and during historic periods of increased demand, labor costs have tended to increase. We are currently experiencing shortages of skilled personnel in certain markets. While shortages have caused our labor costs to increase, we historically have been able to obtain increases when we renegotiate rates with our customers to offset these cost increases.

•	Our general and administrative expenses will include additional implementation costs relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and will range from $1.5 million to $2.5 million in fiscal 2007 compared to approximately $0.7 million in fiscal 2006.

•	Fuel costs could rise at a rate faster than our revenues. We have a large fleet of vehicles and equipment that primarily use diesel fuel. We have implemented bulk purchasing in certain areas to lower our fuel costs. In addition, we have entered into two diesel fuel swaps that cover, based on current volumes, approximately 30% of our diesel requirements for the period from January 2007 through February 2008.

Results of Operations
     The following table sets forth selected statement of operations data as percentages of revenues for the periods indicated:

	Three Months		Six Months Ended
	Ended December 31,		December 31,
	2006	2005	2006	2005
Revenues:
Powerline services	90.5%	63.6%	91.2%	59.9%
Storm restoration services	9.5	36.4	8.8	40.1

Total	100.0%	100.0%	100.0%	100.0%

Cost of operations	83.5	79.9	85.2	78.7

Gross profit	16.5	20.1	14.8	21.3
General and administrative expenses	7.2	5.7	7.5	5.4
Other operating expense, net	0.1	0.0	0.1	0.1

Income from operations	9.2	14.4	7.2	15.8
Interest expense, net	3.4	2.9	3.4	3.3

Income before income tax	5.8	11.5	3.8	12.5
Income tax expense	2.3	4.6	1.5	5.0

Net income	3.5%	6.9%	2.3%	7.5%

  Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005
     Revenues. Revenues decreased 24.2%, or $47.3 million, to $148.4 million for the three months ended December 31, 2006 from $195.7 million for the three months ended December 31, 2005. The decrease was due to a $57.1 million decrease in storm restoration revenues partially offset by a $9.8 million increase in powerline revenues compared to the prior fiscal year. We generated unusually significant revenues from storm restoration services during the three months ended December 31, 2005 related to major hurricanes that impacted the Gulf Coast and Florida.
     Our powerline revenues increased 7.9% to $134.3 million for the three months ended December 31, 2006 from $124.5 million for the same period in the prior year. Powerline billable man-hours increased 6.4% and revenue per man-hour increased 1.4%. The growth in powerline revenues is primarily a result of continued maintenance projects with existing customers.
     Our storm restoration revenues decreased 80.3% to $14.1 million for the three months ended December 31, 2006 from $71.2 million for the same period in the prior year. There was significant storm restoration work in the three months ended December 31, 2005 because of the damage caused by Hurricanes Katrina, Rita and Wilma. Our storm restoration revenues are highly volatile and unpredictable.
     Total billable hours decreased by 20.3% during the three months ended December 31, 2006 compared to the same period in the prior year. Our crews worked significant amounts of overtime during storm restoration projects during the three months ended December 31, 2005. In addition, our average revenue-producing headcount decreased 5.8% during the three months ending December 31, 2006 compared to the same period in the prior year.
     Gross Profit. Gross profit decreased 37.8%, or $14.9 million, to $24.5 million for the three months ended December 31, 2006 from $39.4 million for the same period in the prior year. Gross profit as a percentage of revenues decreased to 16.5% for the three months ended

December 31, 2006 from 20.1% the three months ended December 31, 2005, primarily due to the significant decrease in higher margin storm restoration revenues, losses in our Florida operation and an increase in depreciation expense related to a change in estimated salvage values on fleet equipment. The impact of these items was partially offset by a reduction in our workers’ compensation expense.
     General and Administrative Expenses. General and administrative expenses decreased $0.4 million to $10.7 million for the three months ended December 31, 2006 from $11.1 million for the three months ended December 31, 2005. This decrease is primarily due to lower compensation related expenses, partially offset by increased legal fees associated with non-compete litigation against former employees. As a percentage of revenues, general and administrative expenses increased to 7.2% from 5.7% primarily due to lower revenues that resulted from a significant decrease in storm restoration revenues.
     Loss on Sale of Property and Equipment. Loss on sale of property and equipment decreased $0.1 million to $0.1 million for the three months ended December 31, 2006 compared to $0.2 million for the three months ended December 31, 2005. This decrease is due to the timing of the continued replenishment of aging or damaged fleet equipment in the normal course of business.
     Interest Expense and Other, Net. Interest expense and other, net decreased $0.6 million to $5.0 million for the quarter ended December 31, 2006 from $5.6 million for the quarter ended December 31, 2005. This decrease was primarily due to lower average debt levels.
     Income Tax Expense. Income tax expense decreased $5.5 million to $3.5 million for the three months ended December 31, 2006 from $9.0 million for the three months ended December 31, 2005 primarily as a result of a decrease in income before income taxes. The effective tax rate was 39.8% and 39.7% for the three months ended December 31, 2006 and December 31, 2005, respectively.
     Net Income. As a result of the factors discussed above, net income decreased $8.4 million to $5.2 million for the three months ended December 31, 2006 from $13.6 million for the three months ended December 31, 2005.
  Six Months Ended December 31, 2006 Compared to the Six Months Ended December 31, 2005
     Revenues. Revenues decreased 28.0%, or $116.0 million, to $298.2 million for the six months ended December 31, 2006 from $414.2 million for the same period in the prior year. The decrease was due to a $139.9 million decrease in storm revenues partially offset by a $23.9 million increase in powerline revenues. We generated substantial revenues from storm restoration services in the six months ended December 31, 2005 related to major storms impacting the Gulf Coast and Florida.
     Our powerline service revenues increased 9.6% to $271.9 million in the six months ended December 31, 2006 from $248.0 million in the six months ended December 31, 2005. Powerline billable man-hours increased 8.0% and revenue per man-hour increased 1.5%. The growth in powerline revenues is primarily a result of continued maintenance projects with existing customers.
     Our storm restoration revenues decreased 84.1% to $26.3 million for the six months ended December 31, 2006 from $166.2 million for the six months ended December 31, 2005. We generated unusually significant revenues from storm restoration services during the first six months of the prior year due primarily to Hurricanes Dennis, Katrina, Rita, and Wilma that impacted the Gulf Coast and Florida.
     Total billable hours decreased 23.2% during the six months ended December 31, 2006 compared to the same period in the prior fiscal year. Our crews worked significant amounts of overtime during storm restoration projects during the six months ended December 31, 2005. In addition, our average revenue-producing headcount decreased 4.9% during the six months ending December 31, 2006 from the same period in the prior year.

     Gross Profit. Gross profit decreased $43.8 million to $44.3 million for the six months ended December 31, 2006 from $88.1 million for the six months ended December 31, 2005. Gross profit as a percentage of revenues decreased to 14.8% from 21.3% during the six months ended December 31, 2005 primarily due to the significant decrease in higher margin storm restoration revenues, losses in our Florida operation and an increase in depreciation expense related to a change in estimated salvage values on fleet equipment. The impact of these items was partially offset by a reduction in our workers’ compensation expense.
     General and Administrative Expenses. General and administrative expenses increased $0.2 million to $22.3 million for the six months ended December 31, 2006 from $22.1 million for the six months ended December 31, 2005. This increase is primarily due to higher legal fees associated with non-compete litigation against former employees, expenses related to the termination of our former chief financial officer, and an increase in expenses related to implementation costs relating to Sarbanes-Oxley compliance, partially offset by lower compensation related expenses. As a percentage of revenues, general and administrative expenses increased to 7.5% from 5.3% primarily due to lower revenues that resulted from a significant decrease in storm restoration revenues.
     Loss on Sale of Property and Equipment. Loss on sale of property and equipment increased $0.2 million to $0.5 million for the six months ended December 31, 2006 compared to $0.3 million for the six months ended December 31, 2005. This increase is due to the timing of the continued replenishment of aging or damaged fleet equipment in the normal course of business.
     Interest Expense and Other, Net. Interest expense and other, net decreased $3.6 million to $10.1 million for the six months ended December 31, 2006 from $13.7 million for the six months ended December 31, 2005. This decrease was primarily due to a reduction in accelerated amortization of deferred loan costs of $2.5 million primarily due to the significant debt prepayments immediately following the Company’s IPO completed in August 2005 and a reduction in average debt levels.
     Income Tax Expense. Income tax expense decreased $16.3 million to $4.5 million for the six months ended December 31, 2006 from $20.8 million for the six months ended December 31, 2005 primarily as a result of the decrease in income before income taxes. The effective tax rate was 40.0% for the six months ended December 31, 2006 and 2005.
     Net Income. As a result of the factors discussed above, net income decreased $24.3 million to $6.8 million for the six months ended December 31, 2006 from $31.1 million for the six months ended December 31, 2005.
Liquidity and Capital Resources
     Our primary cash needs have been for capital expenditures, working capital and payments under our senior credit facility. Our primary source of cash for the six months ended December 31, 2006 was cash provided by operations. Our primary sources of cash for the six months ended December 31, 2005 were cash provided by the issuance of stock and, to a lesser extent, cash provided by operations.
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
     As of December 31, 2006, our cash totaled $4.8 million and we had $66.4 million available under the $90.0 million revolving portion of our senior credit facility (after giving effect to outstanding standby letters of credit of approximately $23.6 million).
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

  Changes in Cash Flows:

	Six Months Ended
	December 31,
	2006	2005
	(in millions)
Net cash provided by operating activities	$37.3	$7.8
Net cash used in investing activities	$(22.0)	$(23.4)
Net cash (used in) provided by financing activities	$(13.9)	$14.3
     Net cash provided by operating activities increased $29.5 million to $37.3 million for the six months ended December 31, 2006 from $7.8 million for the six months ended December 31, 2005. The increase in cash from operating activities was primarily due to the increase in cash flows from working capital that was caused by the relatively low levels of storm restoration work in the six months ended December 31, 2006 compared to the same period in the prior year. Significant levels of storm restoration work, such as that experienced in the prior year, can temporarily cause a substantial increase in working capital and a subsequent decrease in cash flows from working capital. The increase in cash flows from working capital was partially offset by the decrease in net income.
     Net cash used in investing activities decreased $1.4 million to $22.0 million for the six months ended December 31, 2006 from $23.4 million for the six months ended December 31, 2005. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers. The decrease in cash used in investing activities was primarily due to the increase in net proceeds from the sale of property and equipment.
     Net cash used in financing activities was $13.9 million for the six months ended December 31, 2006 compared to net cash provided by financing activities of $14.3 million for the six months ended December 31, 2005. Net cash used in financing activities in the six months ended December 31, 2006 primarily reflected payments under our senior credit facility. Net cash provided by financing activities in the six months ended December 31, 2005 primarily reflected net proceeds from our initial public offering of $126.7 million, partially offset by a net pay down on our senior credit facility of $113.0 million.
  Senior Credit Facility
     As of December 31, 2006, we had $236.5 million of term loan and no revolver indebtedness outstanding under our senior credit facility. As of December 31, 2006, our borrowing availability under the $90.0 million revolving portion of our senior credit facility was $66.4 million (after giving effect to $23.6 million of outstanding standby letters of credit). The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.
     We repaid $7.5 million and $12.5 million of term loans outstanding under our senior credit facility during the three and six months ended December 31, 2006, respectively, primarily with cash provided by operations.
     Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and other restricted payments.
Off-Balance Sheet Arrangements
     Other than letters of credit issued under the $90.0 million revolving portion of our senior credit facility and our obligations under the surety and performance bonds described below, we do not have any other transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

     As of December 31, 2006, we had $23.6 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes.
     In the ordinary course of business, we occasionally are required by our customers to post surety or performance bonds in connection with services that we provide to them. These bonds have face amounts ranging from $25,000 to $14.0 million. As of December 31, 2006, we have approximately $31.5 million in surety bonds outstanding. In addition, we have provided collateral in the form of a letter of credit to sureties in the amount of $4.0 million, which is included in the total letters of credit outstanding above.
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
Inflation
     Due to relatively low levels of inflation experienced during the first six months of fiscal 2006 and 2005, inflation did not have a significant effect on our results.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will continue to evaluate FIN 48 to determine the impact on our consolidated results of operations or financial position, but do not currently anticipate that the adoption of FIN 48 will have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a measurement framework and expands disclosure requirements. SFAS No. 157 does not require any new fair value measurements but does apply to assets and liabilities that are required to be recorded at fair value pursuant to other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of SFAS No. 157 but does not expect the standard to have a material effect on the Company’s consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The application of SAB 108 did not have a material impact on our consolidated results from operations or financial position.

     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. SFAS No. 158 did not have a material impact on our consolidated results from operations or financial position.
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
•	our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business will not have a material adverse effect on the Company’s results of operation or financial position;

•	our expectation that our general and administrative expenses will include additional implementation costs relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and will range from $1.5 million to $2.5 million in fiscal 2007 compared to approximately $0.7 million in fiscal 2006; and

•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our senior credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future.
     Any or all of our forward-looking statements may turn out to be incorrect. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following, which are described in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006:
•	We derive a significant portion of our revenues from a small group of customers. The loss of one or more of these customers could negatively impact our business and results of operations.

•	Our customers often have no obligation to assign work to us, and many of our arrangements may be terminated on short notice. As a result, we are at risk of losing significant business on short notice. This risk may be accentuated for customers we obtained in the Red Simpson acquisition.

•	Our storm restoration services are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, the levels of our financial results from period to period.

•	Our business is subject to numerous hazards that could subject us to substantial monetary and other liabilities. If accidents occur, they could materially and adversely affect our business and results of operations.

•	Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all.

•	Record high fuel costs could materially and adversely affect our operating results.

•	Demand for some of our services is cyclical and vulnerable to industry and economic downturns, which could materially and adversely affect our business and results of operations.

•	The Energy Policy Act may fail to result in increased spending in the electric power transmission infrastructure, which could slow our expected growth.

•	Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price. We may identify significant deficiencies or material weaknesses in our internal controls during our testing of such in connection with our future compliance obligations under Section 404 of the Sarbanes-Oxley Act of 2002.

•	To be successful, we need to attract and retain qualified personnel, and any inability to do so would adversely affect our business.

•	We are dependent on our senior management and other key personnel, the loss of which could have a material adverse effect on our business.

•	Our industry is highly competitive and we may be unable to compete effectively, retain our customers or win new customers, which could result in reduced profitability and loss of market share.

•	We may be unsuccessful at acquiring companies or at integrating companies that we may acquire, and as a result, we may not achieve the expected benefits and our profitability could materially suffer.

•	We have a substantial amount of indebtedness incurred under a senior credit facility, which may restrict our business and operations, adversely affect our cash flow, and restrict our future access to sufficient funding to finance desired growth.

•	We are in the process of implementing certain financial and accounting applications and investigating a company-wide ERP system which could temporarily disrupt our day-to-day operations.

•	During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

•	Our failure to comply with, or the imposition of liability under, environmental laws and regulations could result in significant costs.

•	The electric infrastructure servicing business is subject to seasonal variations, which may cause our operating results to vary significantly from period to period and could cause the market price of our stock to fall.

•	Weather conditions can adversely affect our operations and revenues.

•	We have incurred and will continue to incur increased costs as a result of being a public company.

•	Our results of operations could be adversely affected as a result of the impairment of goodwill or other intangibles.

•	The market price of our stock may be influenced by many factors, some of which are beyond our control.

•	Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

•	A significant stockholder controls the direction of our business. The concentrated ownership of our common stock will prevent other stockholders from influencing significant corporate decisions.

•	Anti-takeover provisions of our charter and bylaws may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that stockholders might consider favorable.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have a large fleet of vehicles and equipment that primarily use diesel fuel and, as a result, have market risk for changes in the prices of diesel fuel. If diesel prices rise, our gross profit and operating income would be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers. On May 5, 2006, we entered into a swap agreement that covers a portion of our diesel requirements through February 2008. On October 6, 2006, we entered into an additional swap agreement that covers an additional portion of our diesel requirements through February 2008. Combined, the two swap agreements cover, based on current volumes, approximately 30% of our diesel requirements for the period from January 2007 through February 2008.
Item 4. Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer (“CEO”), and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2006.
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     On September 6, 2006, we entered into a settlement agreement with one of our former employees relating to litigation proceedings initiated by us to enforce the employee’s non-compete agreement entered into in connection with our acquisition of Red Simpson. Pursuant to this settlement agreement, the former employee entered into a revised non-compete agreement, reduced the amount and extended the payment terms of certain deferred compensation liabilities, and forfeited certain shares of restricted stock.
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
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders in Bermuda Run, North Carolina on December 6, 2006. Five members were elected to the board of directors, each to serve until our next annual meeting of stockholders and until their respective successors have been elected and qualified.
     The following five individuals were elected to the board of directors by the holders of our Common Stock, with no abstentions or broker non-votes:

Nominee	For	Withheld

J. Eric Pike	31,078,921	311,830
Charles W. Bayless	30,856,090	534,661
James R. Helvey, III	30,855,613	535,138
Robert D. Lindsay	30,708,569	682,182
Louis F. Terhar	30,854,709	536,042
     The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2007 with (i) 31,349,772 votes for, (ii) 27,156 votes against and (iii) 13,821 votes abstained. There were no broker non-votes for this item.

Item 6. Exhibits

Exhibit	Description

10.1	Employment Agreement, dated October 10, 2006, by and between James R. Fox, Pike Electric, Inc. and Pike Electric Corporation (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed October 10, 2006)

10.2	Employment Agreement, dated October 10, 2006, by and between Anthony K. Slater, Pike Electric, Inc. and Pike Electric Corporation (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed October 10, 2006)

10.3	Employment Agreement, dated November 20, 2006, by and between Audie Simmons, Pike Electric, Inc. and Pike Electric Corporation (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed November 27, 2006)

10.4	Employment Agreement, dated November 20, 2006, by and between Mark P. Thomson, Pike Electric, Inc. and Pike Electric Corporation (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed November 30, 2006)

10.5	Fifth Amendment to the Amended and Restated Credit Agreement, dated as of December 9, 2005, among Pike Holdings. Inc., Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed November 16, 2006)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE ELECTRIC CORPORATION (Registrant)
Date: February 9, 2007	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: February 9, 2007	By:	/s/ Anthony K. Slater
Anthony K. Slater
Chief Financial Officer