Form 10-Q
period 2007-03-31
Pike Electric CORP
filed 2007-05-08
CIK 1317577

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 4, 2007, there were 32,903,345 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	June 30,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$696	$3,391
Accounts receivable, net	63,426	66,629
Work completed not billed	50,131	56,430
Inventories	8,813	8,041
Prepaid expenses and other	4,915	5,928
Deferred income taxes	8,469	12,460

Total current assets	136,450	152,879
Property and equipment, net	279,145	284,452
Goodwill	94,402	94,402
Other intangibles, net	43,991	49,978
Deferred loan costs, net	5,139	6,265
Other assets	1,662	1,990

Total assets	$560,789	$589,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,053	$9,706
Accrued compensation	20,559	24,954
Accrued expenses and other	7,953	5,243
Current portion of deferred compensation	2,456	10,614
Current portion of insurance and claim accruals	26,823	18,867
Revolving credit facility	—	4,500

Total current liabilities	66,844	73,884
Long-term debt, net of current portion	214,500	249,000
Insurance and claim accruals, net of current portion	12,951	13,439
Deferred compensation, net of current portion	10,192	10,378
Deferred income taxes	67,461	72,333
Other liabilities	—	200
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 32,825 and 32,577 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	6,426	6,426
Additional paid-in capital	141,264	135,869
Accumulated other comprehensive income (loss)	(72)	—
Retained earnings	41,223	28,437

Total stockholders’ equity	188,841	170,732

Total liabilities and stockholders’ equity	$560,789	$589,966

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues	$154,272	$157,202	$452,496	$571,358
Cost of operations	126,751	139,902	380,723	465,969

Gross profit	27,521	17,300	71,773	105,389
General and administrative expenses	12,428	9,836	34,706	31,985
Loss on sale of property and equipment	349	1,556	847	1,905

Income from operations	14,744	5,908	36,220	71,499
Other expense (income):
Interest expense	5,053	5,484	15,275	19,337
Other, net	(83)	(58)	(199)	(163)

Total other expense	4,970	5,426	15,076	19,174

Income before income taxes	9,774	482	21,144	52,325
Income tax expense	3,810	194	8,358	20,951

Net income	$5,964	$288	$12,786	$31,374

Earnings per share:
Basic	$0.18	$0.01	$0.40	$1.02

Diluted	$0.18	$0.01	$0.38	$0.98

Shares used in computing earnings per share:
Basic	32,505	31,932	32,359	30,846

Diluted	33,377	33,092	33,278	32,016

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$12,786	$31,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,521	28,352
Non-compete litigation settlement	3,551	—
Non-cash interest expense	2,373	4,170
Deferred income taxes	(881)	(4,901)
Loss on sale of property and equipment	847	1,905
Equity compensation expense	1,700	2,518
Changes in operating assets and liabilities:
Accounts receivable and work completed not billed	9,502	(1,573)
Inventories, prepaid expenses and other	1,039	5,142
Insurance and claim accruals	7,468	8,624
Accounts payable and other	(2,609)	(7,403)
Deferred compensation	(9,428)	(8,793)

Net cash provided by operating activities	55,869	59,415

Cash flows from investing activities:
Purchases of property and equipment	(29,981)	(39,855)
Net proceeds from sale of property and equipment	6,884	7,052

Net cash used in investing activities	(23,097)	(32,803)

Cash flows from financing activities:
Principal payments on long-term debt	(34,500)	(147,000)
Payments on revolving credit facility, net	(4,500)	(11,500)
Net proceeds from sale of common stock	2,695	128,796
Equity compensation tax benefit	1,000	3,673
Deferred loan costs	(162)	(656)

Net cash used in by financing activities	(35,467)	(26,687)

Net decrease in cash and cash equivalents	(2,695)	(75)
Cash and cash equivalents beginning of year	3,391	3,106

Cash and cash equivalents end of period	$696	$3,031

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2007 and 2006
(In thousands, except per share amounts)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Pike Electric Corporation and its wholly-owned subsidiaries (the “Company”) are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management these financial statements include all adjustments (consisting of normal recurring adjustments) that are considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The operating results for the Company’s interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The balance sheet at June 30, 2006 has been derived from the audited financial statements of the Company but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s financial statements and related notes included its report on Form 10-K for the year ended June 30, 2006.
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
     The Company monitors revenues by two categories of services: powerline and storm restoration. The Company uses this breakdown because powerline services represent its ongoing service revenues, most of which are generated by its customers’ recurring maintenance needs, and storm restoration revenues represent additional revenue opportunities that depend on weather conditions.
     The following table sets forth the Company’s revenues by category of service for the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2007		2006		2007		2006
Powerline services	$135,051	87.5%	$148,351	94.4%	$406,929	89.9%	$396,366	69.4%
Storm restoration services	19,221	12.5%	8,851	5.6%	45,567	10.1%	174,992	30.6%

Total	$154,272	100.0%	$157,202	100.0%	$452,496	100.0%	$571,358	100.0%

3. Stock-Based Compensation
     Compensation expense related to stock-based compensation plans was $614 and $849 for the three months ended March 31, 2007 and March 31 2006, respectively, and $1,700 and $2,518 for the nine months ended March 31, 2007 and March 31, 2006, respectively. Expense for the nine months ended March 31, 2006 includes $436 related to stock options which, in accordance with their terms, became fully vested upon the completion of the Company’s initial public offering in August 2005.

     The income tax benefit recognized for stock-based compensation arrangements was approximately $240 and approximately $342 for the three months ended March 31, 2007 and March 31, 2006, respectively, and approximately $664 and approximately $1,007 for the nine months ended March 31, 2007 and March 31, 2006, respectively.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income (numerator)	$5,964	$288	$12,786	$31,374

Weighted-average number of common shares (denominator)	32,505	31,932	32,359	30,846

Basic earnings per share	$0.18	$0.01	$0.40	$1.02

Weighted-average number of common shares	32,505	31,932	32,359	30,846
Potential common shares arising from stock options and restricted stock	872	1,160	919	1,170

Total shares-diluted (denominator)	33,377	33,092	33,278	32,016

Diluted earnings per share	$0.18	$0.01	$0.38	$0.98

     The weighted-average number of shares outstanding listed in the table below for the three and nine months ended March 31, 2007 and 2006 were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Common stock options	405	983	1,105	882

Shares of restricted stock	—	—	2	—

5. Income Taxes
     Effective income tax rates of 39.0% and 40.3% for three months ended March 31, 2007 and March 31, 2006, respectively, and 39.5% and 40.0% for the nine months ended March 31, 2007 and March 31, 2006, respectively, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes.
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

     The second swap, entered into in October 2006, qualified for hedge accounting and was designated as a cash flow hedge. This swap is marked to market and included on the balance sheet at fair value. The effective portions of changes in the fair value of the swap are recorded in other comprehensive income (loss) (“OCI”) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in cost of operations.
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
     The components of comprehensive income, net of tax, were as follows for the periods presented below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income	$5,964	$288	$12,786	$31,374
Diesel fuel hedge	228	—	(72)	—

Comprehensive income	$6,192	$288	$12,714	$31,374

7. Property and Equipment
     During the three months ended December 31, 2006 the Company revised the salvage values for certain classes of equipment, based primarily on current market conditions for used equipment. The revisions resulted in an increase to depreciation expense of approximately $1,800 for the second quarter of fiscal 2007 (approximately $1,100 net of tax or $0.03 per diluted share) and $900 for the third quarter of fiscal 2007 (approximately $550 net of tax or $0.02 per diluted share). Approximately $800 of the increase to depreciation expense for the second quarter of fiscal 2007 was attributable to assets that reached the end of their useful lives prior to December 31, 2006.
8. Commitments and Contingencies
   Litigation
     The Company continues to pursue litigation proceedings against a collective group of former Red Simpson employees to enforce its non-compete agreements and will continue to enforce its rights under non-compete agreements.
     The Company is, from time to time, a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, the Company accrues reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on the Company’s results of operations or financial position.
   Performance Bonds
     In certain circumstances the Company is required to provide performance bonds in connection with its contractual commitments. The Company has indemnified the surety for any expenses that may be paid out under these performance bonds. At March 31, 2007 the Company had an outstanding letter of credit of $4,000 to provide collateral to the surety, and the total amount of outstanding performance bonds was approximately $35,217.

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
     Our powerline services are our core business because of the magnitude and stability of our revenues from these operations. These powerline services have benefited from favorable industry growth trends, including a growth in demand for electricity, the passage of the Energy Policy Act of 2005, increased outsourcing of infrastructure services by electric companies and the inadequacy of the current electric infrastructure. Although storm restoration services can generate significant revenues, the frequency and severity of storms are highly unpredictable. As an illustration of the volatility of our storm restoration services, our annual storm restoration revenues have ranged from a low of $7.0 million to a high of $185.3 million during the seven fiscal years ended June 30, 2006. For the three months ended March 31, 2007 and 2006, storm restoration activity resulted in revenues of $19.2 million and $8.9 million, respectively. For the nine months ended March 31, 2007 and 2006, storm restoration activity resulted in revenues of $45.6 million and $175.0 million, respectively. During the nine months ended March 31, 2006 we experienced the largest storm restoration events of our history as several significant hurricanes affected the Gulf Coast and Florida. Our storm restoration revenue for the three and nine months ended March 31, 2006 is not indicative of the revenues that we typically generate in any period or that we should be expected to generate in any future period.
     The following table sets forth our revenues by category of service for the periods indicated (amounts in millions):

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2007		2006		2007		2006
Powerline services	$135.1	87.5%	$148.3	94.4%	$406.9	89.9%	$396.4	69.4%
Storm restoration services	19.2	12.5%	8.9	5.6%	45.6	10.1%	175.0	30.6%

Total	$154.3	100.0%	$157.2	100.0%	$452.5	100.0%	$571.4	100.0%

Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make certain estimates and assumptions for interim financial information that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and other intangible assets, asset lives and salvage values used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies, litigation and stock-based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended June 30, 2006 for further information regarding our critical accounting policies and estimates.
Operational and Other Factors
     Although we benefit from general industry trends, we are subject to various operational and other factors that can affect our business and results of operations. To mitigate the effects of these factors, we focus on elements of our business we can control, including excellent customer service, safety and employee development and cost control. The statements in this section are based on our current expectations. See “Uncertainty of Forward-Looking Statements and Information.” Certain of these operational and other factors that affect our business include the following:
•	When we add new customers and arrangements, we generally experience an increase in costs, including the costs of training and outfitting our crews and spending on specialized tools and supplies. Once the crews and equipment are fully utilized, our margins generally increase over the life of the arrangement.

•	The significant storm activity during our two most recently completed fiscal years has had a significant financial impact on several of our customers. As a result, they may defer certain powerline maintenance projects, which would affect our powerline revenues.

•	Industry-wide insurance costs for workers’ compensation, medical and general liability have risen in the past several years and are expected to continue to rise at a rate faster than our revenues. We have implemented several safety initiatives designed to reduce incident rates and corresponding insurance costs as well as introduced an employee safety bonus in fiscal 2005.

•	There are a limited number of skilled workers who can perform our work, and during historic periods of increased demand, labor costs have tended to increase. We are currently experiencing shortages of skilled personnel in certain markets. While shortages have caused our labor costs to increase, we historically have been able to obtain increases when we renegotiate rates with our customers to offset these cost increases.

•	Our general and administrative expenses will include additional implementation costs relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and will range from $1.5 million to $2.0 million in fiscal 2007 compared to approximately $0.7 million in fiscal 2006.

•	Fuel costs have risen and may continue to rise at a rate faster than our revenues. We have a large fleet of vehicles and equipment that primarily use diesel fuel. We have implemented bulk purchasing in certain areas to lower our fuel costs. In addition, we have entered into two diesel fuel swaps that cover, based on current volumes, approximately 30% of our diesel requirements through February 2008.

Results of Operations
     The following table sets forth selected statement of operations data as percentages of revenues for the periods indicated:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2007	2006	2007	2006
Revenues:
Powerline services	87.5%	94.4%	89.9%	69.4%
Storm restoration services	12.5	5.6	10.1	30.6

Total	100.0%	100.0%	100.0%	100.0%

Cost of operations	82.2	89.0	84.1	81.6

Gross profit	17.8	11.0	15.9	18.4
General and administrative expenses	8.1	6.2	7.7	5.6
Loss on sale of property and equipment	0.2	1.0	0.2	0.3

Income from operations	9.5	3.8	8.0	12.5
Interest expense and other, net	3.2	3.5	3.3	3.3

Income before income taxes	6.3	0.3	4.7	9.2
Income tax expense	2.4	0.1	1.9	3.7

Net income	3.9%	0.2%	2.8%	5.5%

   Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Revenues. Revenues decreased 1.9%, or $2.9 million, to $154.3 million for the three months ended March 31, 2007 from $157.2 million for the three months ended March 31, 2006. The decrease was due to a $13.2 million decrease in powerline revenues partially offset by a $10.3 million increase in storm restoration revenues compared to the prior fiscal year. Total billable hours decreased by 8.9% during the three months ended March 31, 2007 compared to the same period in the prior year. Our average revenue-producing headcount decreased 9.7% during the three months ending March 31, 2007 compared to the same period in the prior year. Billable hours and headcount decreased due to the Company terminating certain services that did not meet strategic goals including right-of-way maintenance and the Company exiting certain accounts that did not meet long-term profitability goals.
     Our powerline revenues decreased 9.0% to $135.1 million for the three months ended March 31, 2007 from $148.3 million for the same period in the prior year. Powerline billable man-hours decreased 13.2% and revenue per man-hour increased 4.8%. Powerline revenues consist primarily of continued maintenance projects with existing customers.
     Our storm restoration revenues increased 115.7% to $19.2 million for the three months ended March 31, 2007 from $8.9 million for the same period in the prior year. This increase was primarily related to damages caused by winter storms in the three months ended March 31, 2007. Our storm restoration revenues are highly volatile and unpredictable.
     Gross Profit. Gross profit increased 59.1%, or $10.2 million, to $27.5 million for the three months ended March 31, 2007 from $17.3 million for the same period in the prior year. Gross profit as a percentage of revenues increased to 17.8% for the three months ended March 31, 2007 from 11.0% the three months ended March 31, 2006, primarily due to the increase in higher margin storm restoration revenues, an increase in billable rates from recent contract negotiations, and exiting certain lower margin accounts and services.

     General and Administrative Expenses. General and administrative expenses increased $2.6 million to $12.4 million for the three months ended March 31, 2007 from $9.8 million for the three months ended March 31, 2006. This increase is primarily due to increased legal fees associated with non-compete litigation against former employees and an increase in implementation costs relating to Sarbanes-Oxley compliance. As a percentage of revenues, general and administrative expenses increased to 8.1% from 6.3%.
     Loss on Sale of Property and Equipment. Loss on sale of property and equipment decreased $1.3 million to $0.3 million for the three months ended March 31, 2007 compared to $1.6 million for the three months ended March 31, 2006. This decrease is primarily due to the reduction in estimated salvage values on fleet equipment and the timing of the continued replenishment of aging or damaged fleet equipment in the normal course of business.
     Interest Expense and Other, Net. Interest expense and other, net decreased $0.4 million to $5.0 million for the quarter ended March 31, 2007 from $5.4 million for the quarter ended March 31, 2006. This decrease was primarily due to lower average debt levels.
     Income Tax Expense. Income tax expense increased $3.6 million to $3.8 million for the three months ended March 31, 2007 from $0.2 million for the three months ended March 31, 2006 primarily as a result of a increase in income before income taxes. The effective tax rate was 39.0% and 40.3% for the three months ended March 31, 2007 and March 31, 2006, respectively.
     Net Income. As a result of the factors discussed above, net income increased $5.7 million to $6.0 million for the three months ended March 31, 2007 from $0.3 million for the three months ended March 31, 2006.
   Nine Months Ended March 31, 2007 Compared to the Nine Months Ended March 31, 2006
     Revenues. Revenues decreased 20.8%, or $118.9 million, to $452.5 million for the nine months ended March 31, 2007 from $571.4 million for the same period in the prior year. The decrease was due to a $129.4 million decrease in storm revenues partially offset by a $10.5 million increase in powerline revenues. We generated substantial revenues from storm restoration services in the nine months ended March 31, 2006 related to major storms impacting the Gulf Coast and Florida. Total billable hours decreased 19.1% during the nine months ended March 31, 2007 compared to the same period in the prior fiscal year. Our crews worked significant amounts of overtime during storm restoration projects during the nine months ended March 31, 2006. In addition, our average revenue-producing headcount decreased 7.0% during the nine months ending March 31, 2007 from the same period in the prior year.
     Our powerline service revenues increased 2.7% to $406.9 million for the nine months ended March 31, 2007 from $396.4 million for the nine months ended March 31, 2006. Powerline billable man-hours were virtually unchanged and revenue per man-hour increased 2.4%. The growth in powerline revenues is primarily a result of continued maintenance projects with existing customers.
     Our storm restoration revenues decreased 74.0% to $45.6 million for the nine months ended March 31, 2007 from $175.0 million for the nine months ended March 31, 2006. We generated unusually significant revenues from storm restoration services during the first nine months of the prior year due primarily to Hurricanes Dennis, Katrina, Rita, and Wilma that impacted the Gulf Coast and Florida.
     Gross Profit. Gross profit decreased $33.6 million to $71.8 million for the nine months ended March 31, 2007 from $105.4 million for the nine months ended March 31, 2006. Gross profit as a percentage of revenues decreased to 15.9% from 18.4% during the nine months ended March 31, 2006 primarily due to the significant decrease in higher margin storm restoration revenues and losses in our Florida operation in early fiscal 2007.
     General and Administrative Expenses. General and administrative expenses increased $2.7 million to $34.7 million for the nine months ended March 31, 2007 from $32.0 million for the nine months ended March 31, 2006. This increase is primarily due to higher legal fees associated with non-compete litigation against former employees, expenses related to the termination of former officers, and an increase in implementation costs relating to Sarbanes-

Oxley compliance, partially offset by lower compensation related expenses. As a percentage of revenues, general and administrative expenses increased to 7.7% from 5.6%.
     Loss on Sale of Property and Equipment. Loss on sale of property and equipment decreased $1.1 million to $0.8 million for the nine months ended March 31, 2007 compared to $1.9 million for the nine months ended March 31, 2006. This decrease is primarily due to the reduction in estimated salvage values on fleet equipment and the timing of the continued replenishment of aging or damaged fleet equipment in the normal course of business.
     Interest Expense and Other, Net. Interest expense and other, net decreased $4.1 million to $15.1 million for the nine months ended March 31, 2007 from $19.2 million for the nine months ended March 31, 2006. This decrease was primarily due to a reduction in accelerated amortization of deferred loan costs of $2.4 million primarily due to the significant debt prepayments immediately following the Company’s IPO completed in August 2005 and a reduction in average debt levels.
     Income Tax Expense. Income tax expense decreased $12.6 million to $8.4 million for the nine months ended March 31, 2007 from $21.0 million for the nine months ended March 31, 2006 primarily as a result of the decrease in income before income taxes. The effective tax rate was 39.5% and 40.0% for the nine months ended March 31, 2007 and March 31, 2006, respectively.
     Net Income. As a result of the factors discussed above, net income decreased $18.6 million to $12.8 million for the nine months ended March 31, 2007 from $31.4 million for the nine months ended March 31, 2006.
Liquidity and Capital Resources
     Our primary cash needs have been for capital expenditures, working capital and payments under our senior credit facility. Our primary source of cash for the nine months ended March 31, 2007 was cash provided by operations. Our primary sources of cash for the nine months ended March 31, 2006 were cash provided by the issuance of stock in our initial public offering and, to a lesser extent, cash provided by operations.
     We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on the electric infrastructure and the corresponding spending by our customers on electric service and repairs. We may experience working capital needs in connection with our storm restoration services. The increased service activity causes an excess of customer billings over customer collections, leading to increased accounts receivable during those periods. In the past, we have utilized borrowings under the revolving portion of our senior credit facility to satisfy normal operating costs during these periods.
     As of March 31, 2007, our cash totaled $0.6 million and we had $66.4 million available under the $90.0 million revolving portion of our senior credit facility (after giving effect to outstanding standby letters of credit of approximately $23.6 million).
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

Changes in Cash Flows:

	Nine Months Ended
	March 31,
	2007	2006
	(in millions)
Net cash provided by operating activities	$55.9	$59.4
Net cash used in investing activities	$(23.1)	$(32.8)
Net cash used in financing activities	$(35.5)	$(26.7)
     Net cash provided by operating activities decreased $3.5 million to $55.9 million for the nine months ended March 31, 2007 from $59.4 million for the nine months ended March 31, 2006. The decrease in cash flows from operating activities was primarily due to the decrease in storm activity and was partially offset by favorable receivable collection trends.
     Net cash used in investing activities decreased $9.7 million to $23.1 million for the nine months ended March 31, 2007 from $32.8 million for the nine months ended March 31, 2006. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.
     Net cash used in financing activities increased $8.8 million to $35.5 million for the nine months ended March 31, 2007 from $26.7 million for the nine months ended March 31, 2006. Net cash used in financing activities in the nine months ended March 31, 2007 primarily reflected payments under our senior credit facility. Net cash used in financing activities in the nine months ended March 31, 2006 primarily reflected a net pay down on our senior credit facility of $158.5 million that was partially offset by proceeds from stock issuances of $128.8 million.
   Senior Credit Facility
     As of March 31, 2007, we had $214.5 million of term loan and no revolver indebtedness outstanding under our senior credit facility. As of March 31, 2007, our borrowing availability under the $90.0 million revolving portion of our senior credit facility was $66.4 million (after giving effect to $23.6 million of outstanding standby letters of credit). The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.
     We repaid $22.0 million and $34.5 million of term loans outstanding under our senior credit facility during the three and nine months ended March 31, 2007, respectively, primarily with cash provided by operations.
     Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and other restricted payments.
Off-Balance Sheet Arrangements
     Other than letters of credit issued under the $90.0 million revolving portion of our senior credit facility and our obligations under the surety and performance bonds described below, we have no obligations or relationships that could be considered material off-balance sheet arrangements.
     As of March 31, 2007, we had $23.6 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes.
     In the ordinary course of business, we occasionally are required by our customers to post surety or performance bonds in connection with services that we provide to them. These bonds have face amounts ranging from $25,000 to $14.0 million. As of March 31, 2007, we have approximately $35.2 million in surety bonds outstanding. In addition, we have provided collateral in the form of a letter of credit to sureties in the amount of $4.0 million, which is included in the total letters of credit outstanding above.
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
Inflation
     Due to relatively low levels of inflation experienced during the first nine months of fiscal 2007 and 2006, inflation did not have a significant effect on our results.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a measurement framework and expands disclosure requirements. SFAS No. 157 does not require any new fair value measurements but does apply to assets and liabilities that are required to be recorded at fair value pursuant to other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of SFAS No. 157 but do not expect the standard to have a material effect on our consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years beginning after November 15, 2006, and early application is encouraged. The application of SAB 108 is not expected to have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. SFAS No. 158 will not have a material impact on our consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required to be measured. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on July 1, 2008, and we are currently evaluating the impact of adoption on our consolidated financial statements.
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
•	our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business will not have a material adverse effect on the Company’s results of operation or financial position;

•	our expectation that our general and administrative expenses will include additional implementation costs relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and will range from $1.5 million to $2.0 million in fiscal 2007 compared to approximately $0.7 million in fiscal 2006; and

•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our senior credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have a large fleet of vehicles and equipment that primarily use diesel fuel and, as a result, have market risk for changes in the prices of diesel fuel. If diesel prices rise, our gross profit and operating income would be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers. On May 5, 2006, we entered into a swap agreement that covers a portion of our diesel requirements through February 2008. On October 6, 2006, we entered into an additional swap agreement that covers an additional portion of our diesel requirements through February 2008. Combined, the two swap agreements cover, based on current volumes, approximately 30% of our diesel requirements through February 2008.
Item 4. Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2007.
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
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
     We have initiated litigation proceedings against a collective group of former Red Simpson employees to enforce their non-compete agreements and will continue to enforce our rights under non-compete agreements.
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

PIKE ELECTRIC CORPORATION (Registrant)
Date: May 8, 2007	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: May 8, 2007	By:	/s/ Anthony K. Slater
Anthony K. Slater
Chief Financial Officer