Form 10-K
period 2007-06-30
Pike Electric CORP
filed 2007-08-31
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-32582
PIKE ELECTRIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	20-3112047 (I.R.S. Employer Identification No.)
100 Pike Way, Mount Airy, NC 27030
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of December 29, 2006, was approximately $290,383,849 based on the closing sales price of the common stock on such date as reported on the New York Stock Exchange.
     The number of shares of the Registrant’s common stock outstanding as of August 24, 2007 was 32,936,834.
DOCUMENTS INCORPORATED BY REFERENCE
     The definitive Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent described herein.

PIKE ELECTRIC CORPORATION
Annual Report on Form 10-K for the year ended June 30, 2007

PART I
ITEM 1. BUSINESS
Overview
     We are one of the largest third-party providers of outsourced electric distribution and transmission services in the United States. We focus on maintenance, upgrade and extension of electric distribution and sub-500 kilovolt (“kV”) transmission sectors of the electric infrastructure services industry, which we believe to be the largest and most attractive sector in the industry. In fact, based on recent data from the Edison Electric Institute (“EEI”), utilities are estimated to spend $14 billion per year on average over the next 10 years on distribution investment, which is almost triple the size of estimated transmission spending. Our customers include more than 150 electric utilities, cooperatives and municipalities across a contiguous 19-state region that stretches from Pennsylvania in the north to Florida in the southeast and to Texas in the southwest.
     We were founded by Floyd S. Pike in 1945 and were incorporated in North Carolina in 1968. On July 1, 2004, we acquired Red Simpson, Inc. (“Red Simpson”), which was founded in 1963 and was an electric distribution and transmission services provider in the south central United States. On July 1, 2005, in connection with our initial public offering (“IPO”) we reincorporated in Delaware by merging Pike Holdings, Inc., our predecessor, with and into a newly-created wholly-owned subsidiary, Pike Electric Corporation. Our common stock began trading on the New York Stock Exchange on July 27, 2005 and we completed our IPO of 10.0 million shares of common stock on August 1, 2005.
Industry Overview
     The annual market for electric power in the United States is nearly $300 billion and electricity consumption has grown at an average compound annual growth rate (“CAGR”) of 2.4% from 1975 to 2005, according to the Energy Information Administration (“EIA”). The industry is comprised of investor-owned utilities, municipal utilities, cooperatives, federally-owned utilities, independent power producers and independent transmission companies with three distinct functions: generation, distribution and transmission. The electric distribution and transmission infrastructure is the critical network that connects power from generators to residential, commercial and industrial end users. Electric transmission refers to power lines through which electricity is transmitted over long distances at high voltages (over 230 kilovolts) and the lower voltage lines that connect the high voltage transmission infrastructure to local distribution networks. Electric distribution refers to the local municipal, cooperative or utility distribution network, including associated substations, that provides electricity to end users over shorter distances. Within this electric network, there are over a million miles of distribution lines and more than 200,000 miles of high-voltage transmission lines.
     Electric distribution and transmission infrastructure requires ongoing maintenance, upgrades and extensions to manage power line congestion, avoid delivery failures and connect distribution lines to new end users. According to the EEI, electric utilities increased total capital spending 13.5% in 2005 and are anticipated to spend, on average, $14 billion annually through 2015 on distribution investments. This infrastructure further requires emergency repairs whenever unexpected power outages or damages occur. The required maintenance, upgrades and extensions, as well as the emergency repairs, are performed by the utility companies that own the relevant power lines and by third-party service providers, such as our company, to which utilities, cooperatives and municipalities outsource some of their needs.
Industry Trends
     Long-term demand for power line services is primarily driven by the continuous need to maintain and upgrade the electric distribution and transmission infrastructure. As a result, future demand for infrastructure services will be driven generally by increased demand for electricity, increased outsourcing by utilities and the need to correct the inadequacy of the electric distribution and transmission infrastructure.
     Growth in Demand for Electricity and Improved Infrastructure. Demand for electricity is a direct driver of spending on electric distribution and transmission infrastructure. According to the EIA, electricity consumption in the United States increased 105% between 1975 and 2005, driven by population growth, economic expansion and the proliferation of electrical devices. In addition, the EIA anticipates electricity consumption to increase by another

41% nationally and 55% in the southern United States by 2030. As these numbers illustrate, electricity demand should grow significantly in the coming years and, in particular, in our geographic market. Not only is electricity demand forecasted to grow but, due to anticipated above-average population growth in the southeastern United States, we expect increased investment both to establish new distribution and transmission infrastructure and to maintain existing infrastructure. Consequently, we expect our industry, particularly in our geographic market, to experience increased demand and investment over both the short- and long-term horizon.
     The Energy Policy Act of 2005. The Energy Policy Act of 2005 was designed to improve electric transmission capacity and reliability and to encourage investment in the transmission infrastructure. The Act calls for the formation of a self-regulating reliability organization, subject to oversight by the Federal Energy Regulatory Commission to create and enforce minimum reliability standards. The Act also facilitates effective competition by repealing the Public Utility Holding Company Act (“PUHCA”). We believe this repeal will spur investments from non-utility entities, which are likely to focus on reducing costs, while enabling utilities to focus on their core competencies. Additionally, we believe that the repeal of PUHCA may lead to increased interest in outsourcing solutions. Over the long-term, we believe that our business will benefit from any increase in spending in the transmission infrastructure due to the associated increases in maintenance, extension and upgrade of distribution and sub-500 kV transmission lines – our core business services.
     Increased Outsourcing of Infrastructure Services. As a result of an increased focus on profitability within the power industry, utilities, cooperatives and municipalities are continuously seeking ways to improve cost efficiencies. Over the last decade, electric utilities and cooperatives have increased their reliance on outsourcing the maintenance and improvement of their electric distribution and transmission systems to third-party service providers. We estimate, based on third-party industry inquiries, that utilities and cooperatives outsource approximately 30% to 50% of their total infrastructure servicing needs, which provides room for continued growth for third-party service providers such as our company. Given our geographic presence, our experienced operations management and our existing equipment and truck fleet, we are well-positioned to provide these outsourcing services in a manner that is cost efficient to our customers and attractive to our prospective customers.
Competitive Strengths
     We believe our significant competitive strengths are as follows:
•	Leading Pure-Play Provider of Electric Distribution and Transmission Infrastructure Services. We are one of the largest service providers to electric utilities, cooperatives and municipalities in the United States. We are also one of the few service providers of scale in our industry that operates under a single, well-recognized brand over a contiguous geographic area, providing us a distinct competitive advantage with both large and small territory customers.

•	Outsourced Services-Based Business Model. We provide vital services to electric utilities, cooperatives and municipalities, which have increased their reliance on outsourcing the maintenance and improvement of their distribution and transmission systems. Over 95% of our revenues are derived under master service arrangements. We derive less than 5% of our revenues from fixed-price agreements relating to large-scale capital improvement projects.

•	Contiguous Geographic Market. We operate in a contiguous 19-state geographic market that includes the southeastern and south central United States. Both overall and on a state-by-state basis, our market has exhibited strong population growth and increases in electricity consumption, thereby increasing demand for our services. Moreover, the contiguous nature of our service territory enables us to respond nimbly to our customers’ needs, particularly in situations requiring rapid response, where we are able to seamlessly transition crews and equipment within our territory. This agility also provides the added benefit of increased operating efficiency by enabling us to maximize the highest and best use of our crews and equipment within our industry without significant barriers.

•	Storm Restoration Opportunities. Our 19-state market includes the southeastern and south central United States, generally the most affected areas of the country when considering the impact of inclement weather, such as ice storms and hurricanes, on the electric infrastructure. Of the competitors in our market, we believe we are the leading provider of emergency services for storm restoration based on annual revenues.

•	Long-Standing Customer Relationships. We have a diverse, well-capitalized customer base that includes over 150 electric companies throughout our service territory. We employ a customer-focused philosophy that has resulted in long-standing customer relationships. Our relationships with our top 15 customers average approximately 31 years.

•	Major Investments in Fleet and Safety. We have made significant investments in our business. In addition to investing in our fleet, substantially all of which we own, we have invested in our employee safety and development programs, establishing training and safety programs certified by the Department of Labor.

•	Experienced Management Team with Demonstrated Operational Excellence. Our strong management has led us to operational excellence, as demonstrated by our continuing success in effectively growing our business, managing our costs, supervising our workforce and deploying our fleet. Members of our senior management team have been with us for an average of approximately 19 years and most obtained significant operating experience prior to being promoted to their current positions.
Business Strategy
     We strive to be our customers’ service provider of choice and to expand our leadership position in the outsourced services sector of the electric infrastructure industry, while continuing to increase our revenues and profitability. In order to accomplish these goals, we are pursuing the following strategies:
•	Increased Penetration Within Our Existing Service Territory. We intend to continue to increase our penetration and market share within our existing service territory by expanding our existing customer relationships, attracting new customers and pursuing selective acquisitions. We believe our quality service, modern fleet, regional presence, storm restoration capabilities and strong safety record will enable us to develop our business with both existing and prospective customers as they further outsource their servicing needs.

•	Expand Our Service Territory. We intend to continue to grow our business by seeking new opportunities from our existing customers that have operations outside our current service territory, capturing new customers in other geographic markets and pursuing selective acquisitions.

•	Continued Focus on Distribution and Sub-500 kV Transmission. We will continue to focus on the maintenance, upgrade and extension of electric distribution and sub-500 kV transmission power lines. By focusing on the distribution and sub-500 kV transmission sector of the industry and providing high-quality services to our customers, we believe that we will be in a position to capture a significant share of the expected increased amount of work in this market sector.

•	Capitalize on Favorable Long-Term Industry Trends. We believe that we are well positioned to benefit from expected long-term industry trends, which are described in more detail above under the heading “Industry Trends.”

•	Employer of choice for transmission and distribution line workers. We believe the demand for skilled line workers will increase dramatically over the next five to ten years. We will continue to focus on employee development and retention. This effort may include wage and benefits review, recruitment programs, advertising, new educational programs and a retention program including equity rewards.

•	Continued Focus on Operating Efficiency and Customer Service. We intend to use the scale and scope of our capabilities to achieve higher levels of operating efficiency and productivity while further enhancing our customer service. Additionally, we intend to use our modern fleet, repair and maintenance capabilities and skilled workforce to increase our cost competitiveness so that we may profitably win new business.
Our Services
     We provide services to the electric power distribution and transmission market. We focus primarily on the maintenance, upgrade and extension of overhead and underground power lines, and secondarily on providing storm restoration services and various ancillary services. We provide a breakdown of our revenues by type of service in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Services.”

     Core Powerline Services. We began as a provider of distribution infrastructure services, and these services continue to be our primary revenue generator. Today, using over 6,500 pieces of motorized equipment, we provide overhead and underground maintenance, upgrade and extension services in a 19-state region. Overhead services consist of the construction and repair of wire and components in energized overhead electric distribution systems. Underground services range from simple residential installations, directional boring, duct bank and manhole installation, to the construction of complete underground distribution facilities. We also perform routine maintenance work, consisting of repairing or replacing damaged or defective components, inspecting distribution systems for safety hazards and upgrading outdated or low-capacity infrastructure.
     In addition, we offer maintenance, upgrade and extension services for transmission lines with voltages of up to and including 230 kV and perform energized maintenance work for voltages up to 500 kV. These applications are predominantly single-pole and H-frame structures utilizing wood, concrete or steel poles. Given the current load on regional electricity grids, our ability to perform energized maintenance work is a significant competitive advantage because the work can be performed without interrupting the electric network.
     Our ancillary services, include the construction of power substations and the installation of street lighting and fiber optic lines to meet the needs of certain of our distribution customers. While we do not actively pursue these ancillary services as stand-alone services, they add significant value for our customers who prefer to utilize a single electric distribution and transmission infrastructure service provider. Our various ancillary services have generated less than 5% of our total revenue for each year during the past four years and have been decreasing as a percentage of revenue during that time.
     Storm Restoration Services. Storm restoration involves the repair or reconstruction of any part of a distribution or sub-500 kV transmission network, including substations, power lines, utility poles or other components, damaged during snow, ice or wind storms, flash floods, hurricanes, tornados or other natural disasters. We have earned a reputation as a storm restoration leader in the southeast and south central United States due to our ability to rapidly mobilize the necessary employees and equipment while maintaining a functional force for our unaffected customers. In crisis situations, we have deployed over 2,000 employees within 24 hours to respond to our customers’ emergency needs. We maintain a dedicated 24-hour Storm Center that acts as the single hub of command. While current master service arrangement (“MSA”) customers get priority services, we also perform these services outside our normal geographic service area and to utilities and cooperatives not under MSA arrangements.
     Storm restoration services do not require that we keep a dedicated team on call. Rather, we are able to shift crews performing core powerline services for our customers in unaffected areas to those areas affected by severe storms. Consequently, we are better able to manage our workforce and respond quickly to storm-affected areas, especially given our contiguous geographic market. Upon completion of the storm work, our crews return to those customers in unaffected areas and complete the deferred work. This method of staffing storm crews has proven both cost-efficient and effective. Our core powerline revenues decline in periods of storm restoration.
     Our storm restoration services provide us with opportunities to attract new customers for our core electric distribution and transmission infrastructure services and we have been successful in acquiring new customers after providing storm restoration services to them. Our storm revenues vary significantly from year-to-year as shown in the table below:

			Storm
			Revenues as a
	Storm	Total	Percentage of
Year	Revenues	Revenues	Total Revenues
	(In millions)	(In millions)
2002	$7.0	$273.2	2.6%
2003	46.6	297.5	15.7%
2004	43.0	356.7	12.1%
2005	149.2	679.2	22.0%
2006	185.3	727.5	25.5%
2007	53.3	596.8	8.9%

     The following table sets forth certain information related to selected significant storm mobilizations in recent years:

Selected Storm Mobilizations
		Approximate
		Number of
		Employees	Restoration
Storm	Date	Mobilized	Period
Hurricanes
Wilma (FL)	October 2005	1,600	22 days
Rita (TX, LA)	September 2005	1,500	18 days
Katrina (LA, MS, AL)	September 2005	3,100	30 days
Dennis (FL)	July 2005	1,600	6 days
Frances (FL, GA, NC, SC)	September 2004	1,800	15 days
Ivan (AL, FL, GA, MS, SC, NC, VA)	September 2004	1,700	9 days
Charley (FL, NC)	August 2004	2,000	16 days

Ice Storms
Ice Storm (NC, VA)	February 2006	275	4 days
Ice Storm (GA, NC, SC, VA)	December 2005	2,000	7 days
Ice Storm (OH)	December 2004	880	11 days
     As illustrated in the tables above, our storm restoration services are very volatile. During fiscal 2006 and 2005, we experienced the largest storm restoration events of our history due to significant hurricanes impacting the Gulf Coast and Florida. At the peak of our restoration activity, we dedicated more than 3,000 field, supervisory and support staff to storm restoration services. We cannot accurately predict the occurrence or magnitude of future storm restoration revenues and therefore, rely on our core powerline business and revenues for our day-to-day profitability.
Customers
     We have focused on developing strong, long-term relationships with major electric utilities, cooperatives and municipalities. We have a diverse, well-capitalized customer base that includes over 150 electric companies throughout our service territory. We have employed a customer-focused philosophy that has resulted in customer loyalty, as exemplified by our 61-year relationship with our first customer, Duke Energy. Our relationships with our top 15 customers average approximately 31 years. We preserve these relationships by providing top-quality service and modern equipment.
     Our top ten customers accounted for approximately 47.8%, 56.1% and 55.6% of our total revenues during fiscal 2007, 2006 and 2005, respectively. We had one customer that represented greater than 10% of our revenues for fiscal 2007 and 2006, and two customers for fiscal 2005. Duke Energy accounted for approximately 15.6%, 14.7%, and 12.0% of our total revenues for fiscal 2007, 2006 and 2005, respectively. In 2005, Florida Power & Light accounted for approximately 12.0% of our total revenues as a result of significant storm restoration revenues. Given the composition of the utilities, cooperatives and municipalities in our geographical market, we expect that a substantial portion of our total revenues will continue to be derived from a limited group of customers.

Types of Service Arrangements
     Over 95% of our services are provided under MSAs that cover maintenance, upgrade and extension services, as well as new construction. Work under these arrangements is typically billed based on either hourly usage of labor and equipment or unit of work. For the year ended June 30, 2007, approximately 62% of our revenues were generated from hourly arrangements, while approximately 37% were generated from unit-based arrangements. Hourly arrangements involve billing for actual productive hours spent on a particular job. The unit-based arrangements involve billing for actual units completed (poles, cross arms, specific length of line, etc.) based on prices defined in the customers’ MSAs. We do not derive significant revenues (approximately 1%) from fixed-price agreements relating to large-scale capital improvements. Initial arrangement awards are usually made on a competitive bid basis; however extensions are often completed on a negotiated basis. As a result of our track record of quality work and services, a majority of our arrangements are renewed at or before the expiration of their terms.
     The terms of our service arrangements are typically between one to three years for cooperatives and municipalities and three to five years for investor-owned utilities, with periodic pricing reviews. Due to the nature of our MSAs, in many instances our customers are not committed to the minimum volumes of services, but rather we are committed to perform the specific services covered by the MSAs if and to the extent requested by the customer. The customer is, however, obligated to obtain these services from us if they are not performed by the customer’s employees. Therefore, there can be no assurance as to the customer’s requirements during a particular period or that such estimates at any point in time are predictive of future revenues. Most of our arrangements, including MSAs, may be terminated by our customers on short notice. Because the majority of our customers are well-capitalized, investment grade-rated electric utilities or cooperatives, we have historically experienced minimal bad debts.
Seasonality
     Because our services are performed outdoors, our results of operations can be subject to seasonal variations due to weather conditions. These seasonal variations affect both our core powerline and storm restoration services. Extended periods of rain affect the deployment of our core powerline crews, particularly with respect to underground work. During the winter months, demand for core powerline work is generally lower due to inclement weather. In addition, demand for core powerline work generally increases during the spring months due to improved weather conditions and is typically the highest during the summer due to better weather conditions. Demand for electrical repairs is generally higher during the fall months due to damage caused by weather conditions, such as hurricanes. In addition, our results of operations are subject to significant variations related to storm restoration services. Due to the unpredictable nature of storms, the level of our storm restoration revenues fluctuates from period to period.
Proprietary Rights
     We have obtained U.S. federal trademark registration for our “PIKE” word mark and our “PIKE” logo mark. We own registrations for three other trademarks. We have invested substantial time, effort and capital in establishing the Pike name and believe that our trademarks are a valuable part of our business.
Training, Quality Assurance and Safety
     Performance of our services requires the use of heavy equipment and exposure to potentially dangerous conditions. Our safety record reflects our commitment to operating safely and prudently. As employee safety is a top corporate priority, we have developed an extensive safety and training program, utilizing physical training facilities and on-line courses. Our lineman training program, an accredited four-year program, has grown to be one of the largest non-union power line training programs in the United States. We have received recognition of excellence from the North Carolina Department of Labor for the results of our apprenticeship program. In addition to on-the-job training, our Career Development Program and specialized training, we require our employees to attend ongoing safety training programs. Our continued focus on safety and workforce developments has resulted in year-over-year improvements in recordable and lost-time incidence rates in each of the five years ended June 30, 2007. These rates are calculated in accordance with the methodologies prescribed by the Occupational Safety and Health Administration (“OSHA”). We also conduct other mandatory training programs covering a variety of areas, such as supervisor development and CPR/ First Aid Certification.

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
Equipment
     Our fleet, substantially all of which we own, consists of over 6,500 pieces of motorized equipment with an average age of approximately five years (measured as of June 2007) as compared to their average useful lives of 4 to 12 years. Our equipment includes standardized trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, generators, boring machines, cranes, wire pullers and tensioners. The standardization of our trucks and trailers allows us to minimize training, maintenance and parts costs. We believe that our vehicles generally are well maintained and adequate for current operations.
     We service the majority of our fleet and are a final-stage manufacturer for several configurations of our specialty vehicles. We can build components on-site, which reduces our reliance on our equipment suppliers.
     Our maintenance function has the capability to operate 24 hours a day, both at our maintenance centers and in the field, and provides high-quality custom repair work and expedient service, in order to maintain a fleet poised for mobilization. Compared to our competitors, we believe that this helps us achieve a greater local presence, lower fuel costs and more efficient equipment maintenance. We believe that our maintenance facilities are adequate for our current operations.
Employees
     At June 30, 2007, we employed approximately 6,000 full-time and part-time employees, of which approximately 5,200 were revenue producing and approximately 800 were non-revenue producing. We offer our employees a competitive package of benefits including medical, dental, life and disability insurance, paid vacation and holidays, a 401(k) plan and bonuses. The level of benefits per employee varies and is based upon years of service, as well as levels of seniority and other variables.
     Our employees are not currently unionized, and we believe that our relationship with our employees is very good.
Risk Management and Insurance
     We maintain insurance arrangements with coverage customary for companies of our type and size, including general liability, automotive and workers’ compensation. We are partially self-insured under our major policies, and our insurance does not cover all types or amounts of liabilities. Under our general liability, automotive and workers’ compensation arrangements, we are generally liable for up to $1.0 million per occurrence. We also maintain insurance for health insurance claims exceeding $350,000 per person on an annual basis. We maintain a Voluntary Employees’ Beneficiary Association for purposes of funding group insurance. Otherwise, we are not required to, and do not, specifically set aside funds for our self-insurance programs. At any given time, we are subject to multiple workers’ compensation and personal injury and other employee-related claims. We maintain accruals based on known facts and historical trends.
     In the ordinary course of business, we occasionally are required by our customers to post surety or performance bonds in connection with services that we provide to them. These bonds have face amounts ranging from $25,000 to $14.0 million. As of June 30, 2007, we have approximately $31.7 million in surety bonds outstanding. We have never had to reimburse any of our sureties for expenses or outlays incurred under a performance or payment bond.
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
     We believe that the principal competitive factors in the end markets in which we operate are:
•	reputation and relationships with customers;

•	history of service execution (for example, safety record, cost control, timing and experience);

•	geographic presence and breadth of service offerings;

•	price;

•	investment in fleet and equipment, including technological capabilities;

•	storm restoration abilities and reputation;

•	experience of management team and crews; and

•	the availability of qualified and/or licensed personnel.
     We believe that we have a favorable competitive position in the markets that we serve due in large part to our strong operating history, reputation and relationships with our customers. Small third-party service providers pose a smaller threat to us than national competitors because they are frequently unable to compete for larger, blanket service agreements to provide system-wide coverage. However, some of our competitors are larger, have greater resources and are able to offer a broader range of services (such as services to the telecommunications industry) or offer services in a broader geographic territory. In addition, certain of our competitors may have lower overhead cost structures and may, therefore, be able to provide their services at lower rates than we can. Furthermore, if employees leave and become our competitors, we may lose some of our existing customers that have formed relationships with those former employees. Competitive factors may require us to take measures, such as price reductions, in the future that could reduce our profitability.
Government Regulation
     Our operations are subject to various federal, state and local laws and regulations including licensing requirements, building and electrical codes, permitting and inspection requirements applicable to construction projects, regulations relating to worker safety and health, including those in respect of OSHA and regulations relating to environmental protection.
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
Available Information
     We maintain an Internet website at www.pike.com. We make available, free of charge, through our website, via hyperlink to a third party service that maintains filings made with the Securities and Exchange Commission (“SEC”), our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, any amendments to such reports, and filings under Section 16 of the Securities Exchange Act of 1934, as amended, with respect to our common stock as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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
     Words such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “potential,” “continue,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Such risks include, without limitation, those identified below under the heading “Risk Factors.” Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to:
•	our belief that future growth in demand for services generally will be driven by increased demand for electricity due to growth in electricity consumption and population in the southeastern and south central regions of the United States, increased outsourcing by power suppliers and the need to correct the inadequacy of the current electric infrastructure;

•	our belief that outsourcing by electric companies will continue in the future;

•	our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business will not have a material adverse effect on the Company’s results of operation or financial position;

•	our expectation that our capital expenditures will range from $30 million to $35 million for the year ended June 30, 2008 and our intention to fund those expenditures from operating cash flow;

•	our belief that that our business will benefit from any increase in spending in the transmission infrastructure due to the associated increases in maintenance, extension and upgrade of distribution and sub-500 kV transmission lines;

•	our intention to continue to increase our penetration and market share within our existing service territory by expanding our existing customer relationships, attracting new customers and pursuing selective acquisitions;

•	our belief that our quality service, modern fleet, regional presence, storm restoration capabilities and strong safety record will enable us to develop our business with both existing and prospective customers as they further outsource their servicing needs;

•	our intention to continue to grow our business by seeking new opportunities from our existing customers that have operations outside our current service territory, capturing new customers in other geographic markets and pursuing selective acquisitions;

•	our belief that we will be in a position to capture a significant share of the expected increased amount of work in our target market by focusing on the distribution and sub-500 kV transmission sector of the industry and providing high-quality services to our customers;

•	our belief that we are well positioned to benefit from expected long-term industry trends;

•	our belief that the demand for skilled line workers will increase dramatically over the next five to ten years and our intention to continue to focus on employee development and retention;

•	our consideration of different alternatives for implementing a comprehensive information technology solution that would improve and enhance our information systems and give us a technological advantage over competitors in our industry;

•	our belief that provisions in the Energy Policy Act of 2005 (i) will lead to a more efficient permitting process, which should encourage investment in the transmission system, (ii) could spur investment interest from non-utility entities, which are likely to focus on reducing costs, while enabling utilities to focus on their core competencies, and (iii) could lead to increased interest in outsourcing solutions;

•	our belief that there is continued growth for third-party services providers such as our company based on our estimates that utilities and cooperatives outsource approximately 30% to 50% of their total infrastructure servicing needs;

•	our expectation that a substantial portion of our total revenues will continue to be derived from a limited group of customers given the composition of the utilities, cooperatives and municipalities in our geographical market;

•	our belief that core powerline revenues will decline in periods of storm restoration; and

•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our senior credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future.
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
     We derive a significant portion of our revenues from a small group of customers. The loss of or a significant decrease in services to one or more of these customers could negatively impact our business and results of operations. Our customer base is highly concentrated. Our top ten customers accounted for approximately 47.8%,

56.1% and 55.6% of our revenues for fiscal 2007, 2006 and 2005, respectively. We had one customer that represented greater than 10% of our revenues for fiscal 2007 and 2006, and two customers for fiscal 2005. Duke Energy accounted for approximately 15.6%, 14.7%, and 12.0% of our total revenues for fiscal 2007, 2006 and 2005, respectively. In 2005, Florida Power & Light accounted for approximately 12.0% of our total revenues as a result of significant storm restoration revenues. Given the composition of the utilities, cooperatives and municipalities in our geographic market, we expect a substantial portion of our revenues will continue to be derived from a limited group of customers. We may not be able to maintain our relationships with these customers, and the loss of, or substantial reduction of our sales to, any of our major customers could materially and adversely affect our business and results of operations.
     Our customers often have no obligation to assign work to us, and many of our arrangements may be terminated on short notice. As a result, we are at risk of losing significant business on short notice. Most of our customers assign work to us under MSAs. Under these arrangements, our customers generally have no obligation to assign work to us and do not guarantee service volumes. Most of our customer arrangements, including our MSAs, may be terminated by our customers on short notice. In addition, many of our customer arrangements, including our MSAs, are open to competitive bidding at the expiration of their terms. As a result, we may be displaced on these arrangements by competitors from time to time. Our business and results of operations could be materially and adversely affected if our customers do not assign work to us or if they cancel a number of significant arrangements and we cannot replace them with similar work.
     Our storm restoration services are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, the levels of our financial results from period to period. Revenues derived from our storm restoration services are highly volatile and uncertain due to the unpredictable nature of weather-related events. Our annual storm restoration revenues have ranged from a low of $7.0 million to a high of $185.3 million during the six fiscal years ended June 30, 2007. During fiscal 2006 and 2005, we experienced the largest storm restoration events of our history as several significant hurricanes impacted the Gulf Coast and Florida. Our storm restoration revenues for fiscal 2006 and 2005 are not indicative of the revenues that we typically generate in any period or can be expected to generate in any future period. Our historical results of operations have varied between periods due to the volatility of our storm restoration revenues. The levels of our future revenues and net income may be subject to significant variations and uncertainties from period to period due to the volatility of our storm restoration revenues. In addition, our storm restoration revenues are offset in part by declines in our core powerline services because we staff storm restoration mobilizations in large part by diverting resources from our core powerline services.
     Our business is subject to numerous hazards that could subject us to substantial monetary and other liabilities. If accidents occur, they could materially and adversely affect our business and results of operations. Our business is subject to numerous hazards, including electrocutions, fires, natural gas explosions, mechanical failures, weather-related incidents, transportation accidents and damage to utilized equipment. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability.
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
     Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all. We maintain various insurance policies, including general liability, automotive liability and workers’ compensation. We are partially self-insured under our major policies, and our insurance does not cover all types or amounts of liabilities. Our insurance policies are subject to substantial deductibles of $1.0 million per occurrence. We are not required to, and do not, specifically set aside funds for our self-insurance programs. At any given time, we are subject to multiple workers’ compensation and personal injury claims. We maintain substantial loss accruals for workers’ compensation claims, and our workers’ compensation and insurance costs have been rising for several years notwithstanding our emphasis on safety. Our insurance policies may not be adequate to protect us from liabilities that we incur in our business.

     In addition, due to a variety of factors such as increases in claims and projected increases in medical costs and wages, insurance carriers may be unwilling to provide the current levels of coverage without a significant increase in collateral requirements to cover our deductible obligations. Furthermore, our insurance premiums may increase in the future and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any such inadequacy of, or inability to obtain, insurance coverage at acceptable rates, or at all, could have a material adverse effect on our business, financial condition and results of operations.
     Record high fuel costs could materially and adversely affect our operating results. Fuel costs, which have been at historically high levels for the past two years, constitute a portion of our operating expense. Fuel prices and supplies are influenced by a variety of international, political and economic circumstances. In addition, weather and other unpredictable events may significantly affect fuel prices and supplies. These or other factors could result in higher fuel prices which, in turn, would increase our costs of doing business and lower our gross profit.
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
     Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price. According to requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, we must assess our ability to maintain effective internal controls over financial reporting. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information and the trading price of our stock could drop significantly.
     To be successful, we need to attract and retain qualified personnel, and any inability to do so would adversely affect our business. Our ability to provide high-quality services on a timely basis requires an adequate supply of skilled linemen and managers. Accordingly, our ability to increase our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. Many companies in our industry are currently experiencing shortages of qualified personnel, and we may not be able to maintain an adequate skilled labor force necessary to operate efficiently. Our labor expenses may also increase as a result of a shortage in the supply of skilled personnel, or we may have to curtail our planned internal growth as a result of labor shortages. We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions. If we are unable to hire and retain qualified personnel in the future, there could be a material adverse effect on our business, operating results and financial condition.
     In addition, our employees might leave our company and become our competitors. If this happens, we may lose some of our existing clients that have formed relationships with these former employees. In addition, we may lose future clients to a former employee as a competitor. In either event, there could be a material adverse effect on our business, operating results and financial condition.
     The slowdown in the housing market could negatively affect our revenues from distribution work. Because a portion of our distribution revenue is related to new home construction, we may face reductions in our distribution business when residential housing starts slow. Historically, during such situations, we have generally seen customers shift spending to other projects, such as upgrades to the power networks and projects related to new apartment buildings. However, depending on the severity and duration of the downturn, we could be unable to fully replace lost revenues, which could cause a material adverse effect on our business, operating results and financial condition.
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
     We have incurred indebtedness under a senior credit facility, which may restrict our business and operations, adversely affect our cash flow, and restrict our future access to sufficient funding to finance desired growth. As of June 30, 2007, we had outstanding indebtedness of approximately $191.5 million and had availability of $66.4 million under the $90.0 million revolving portion of our senior credit facility (after giving effect to the outstanding standby letters of credit of approximately $23.6 million). A hypothetical change in the interest rate of

100 basis points on our indebtedness as of June 30, 2007 would change annual cash interest expense by approximately $1.9 million.
     Having this amount of indebtedness (i) makes us more vulnerable to adverse changes in general economic, industry and competitive conditions, (ii) limits our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy or other purposes and (iii) places us at a disadvantage compared to our competitors who have less debt. Furthermore, our interest expense could increase if interest rates rise because our debt under our senior credit facility bears interest at floating rates. We dedicate a portion of our cash flow to debt service. If we do not have sufficient earnings to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, which we may not be able to do on commercially reasonable terms or at all.
     All of our outstanding indebtedness consists of a senior credit facility with a group of financial institutions secured by substantially all of our assets. The terms of the credit facility include customary events of default and covenants that limit us from taking certain actions without obtaining the consent of the lenders. In addition, our credit facility requires us to maintain certain financial ratios and restricts our ability to incur additional indebtedness. These restrictions and covenants limit our ability to respond to changing business and economic conditions and may prevent us from engaging in transactions that might otherwise be considered beneficial to us, including strategic acquisitions.
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
     We are in the process of investigating a company-wide information technology (“IT”) solution which could temporarily disrupt our day-to-day operations. We are currently evaluating different alternatives for a comprehensive IT solution, that if selected and implemented, would allow for a seamless interface between functions such as accounting and finance, human resources, powerline operations, fleet management and customer relationships. Development and implementation of an IT solution would require substantial financial and personnel resources. While an IT solution would be intended to improve and enhance our information systems, large scale implementation of new information systems exposes us to the risks of start up of the new system and integration of that system with our existing systems and processes, including possible disruption of our financial reporting. Failure to properly implement an IT solution could result in substantial disruptions to our business, including coordinating and processing our normal business activities, testing and recording of certain data necessary to provide oversight over our disclosure controls and procedures and effective internal controls over our financial reporting, and other unforeseen problems.
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

     Our failure to comply with or the imposition of liability under, environmental laws and regulations could result in significant costs. Our facilities and operations, including fueling and truck maintenance, repair, washing and final-stage manufacturing, are subject to various environmental laws and regulations relating principally to the use, storage and disposal of solid and hazardous wastes and the discharge of pollutants into the air, water and land. Violations of these requirements, or of any permits required for our operations, could result in significant fines or penalties. We are also subject to laws and regulations that can impose liability, sometimes without regard to fault, for investigating or cleaning up contamination, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Such liabilities may also be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire amount. The presence of environmental contamination could also interfere with ongoing operations or adversely affect our ability to sell or lease our properties. In the event we fail to obtain or comply with any permits required for such activities, or such activities cause any environmental damage, we could incur significant liability. We have incurred costs in connection with environmental compliance, remediation and/or monitoring, and we anticipate that we will continue to do so. Discovery of additional contamination for which we are responsible, the enactment of new laws and regulations, or changes in how existing requirements are enforced, could require us to incur additional costs for compliance or subject us to unexpected liabilities.
     Weather conditions can adversely affect our operations and, consequently, revenues. The electric infrastructure servicing business is subject to seasonal variations, which may cause our operating results to vary significantly from period to period and could cause the market price of our stock to fall. Due to the fact that a significant portion of our business is performed outdoors, our results of operations are subject to seasonal variations. These seasonal variations affect our core activities of maintaining, upgrading and extending electrical distribution power lines and not only our storm restoration services. Sustained periods of rain, especially when widespread throughout our service area, can negatively affect our results of operations for a particular period. In addition, during periods of El Niño conditions, typically more rainfall than average occurs over portions of the U.S. Gulf Coast and Florida, which includes a significant portion of our service territory. Generally, during the winter months, demand for new work and maintenance services may be lower due to reduced construction activity during inclement weather. As a result, operating results may vary significantly from period to period. If our operating results fall below the public’s or analysts’ expectations in some future period or periods, the market price of our common stock will likely fall in such period or periods.
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
     We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $137.6 million at June 30, 2007. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements. Future impairments, if any, will be recognized as operating expenses.
     The market price of our stock may be influenced by many factors, some of which are beyond our control. These factors include the various risks described in this section as well as the following:
•	the failure of securities analysts to continue to cover our common stock or changes in financial estimates or recommendations by analysts;

•	announcements by us or our competitors of significant contracts, acquisitions or capital commitments;

•	changes in market valuation or earnings of our competitors;

•	variations in quarterly operating results;

•	availability of capital;

•	general economic conditions;

•	terrorist acts;

•	legislation;

•	future sales of our common stock; and

•	investor perception of us and the electric utility industry.
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
     As of June 30, 2007, there were 32,916,196 shares of our common stock outstanding. Of this amount, 17,611,813 shares of common stock are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.
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
     The concentration of our capital stock will limit other stockholders ability to influence corporate matters. Lindsay Goldberg & Bessemer and its affiliates (“LGB”) own approximately 40% of the total voting power of our outstanding shares of common stock. In addition, J. Eric Pike, our Chairman, CEO and President, owns approximately 6% of the total voting power of our outstanding shares of common stock. LGB and Mr. Pike also are parties to an agreement whereby LGB has agreed to vote its shares in favor of Mr. Pike being a director of the Company subject to certain conditions. As a result, LGB and Mr. Pike, together, have the ability to exert substantial influence or actual control over the Company’s management and affairs and over most matters requiring action by the Company’s stockholders. The interests of LGB or Mr. Pike, or their respective affiliates, may not coincide with the interests of the other holders of our common stock. This concentration of ownership also may have the effect of delaying or preventing a change in control otherwise favored by our other stockholders and could depress the stock price.
     Anti-takeover provisions of our charter and bylaws may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that stockholders might consider favorable. The anti-takeover provisions of Delaware law create various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Additionally, provisions of our charter and bylaws could deter, delay or prevent a third-party from acquiring us, even if doing so would benefit our stockholders. These provisions include: the authority of the board to issue preferred stock with terms as the board may determine, the absence of cumulative voting in the election of directors, limitations on who may call special meetings of stockholders, and advance notice requirements for stockholder proposals.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our headquarters and primary fleet facility are located in Mount Airy, North Carolina. As of June 30, 2007, we owned 16 facilities and leased 64 properties throughout the United States. Most of our properties are used as offices or for fleet operations. We have pledged our owned properties as collateral under our credit facility. We continuously review our property needs and, as a result, may consolidate or eliminate certain facilities in the future. However, no specific future eliminations or consolidations have been identified. We believe that our facilities are adequate for our current operations.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended June 30, 2007.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “PEC” on July 27, 2005 at the time of our IPO. The table below presents, for the period indicated, the high and low sales prices per share of our common stock as reported on the NYSE:

	High	Low
Fiscal 2007:
First Quarter	$19.90	$14.35
Second Quarter	18.95	14.45
Third Quarter	19.25	15.31
Fourth Quarter	23.79	17.72

Fiscal 2006:
First Quarter (beginning July 27, 2005)	$20.40	$13.60
Second Quarter	20.25	15.50
Third Quarter	21.42	16.12
Fourth Quarter	21.80	15.95
     As of August 24, 2007, there were 63 shareholders of record of our common stock.
Dividend Policy
     We have not declared or paid any cash dividends on our publicly traded common stock in the past two years. We currently intend to continue to retain our future earnings, if any, to finance the growth, development and expansion of our business. Accordingly, we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, any contractual restrictions, the income tax laws then in effect and the requirements of Delaware law.
Recent Sales of Unregistered Securities
     None.
Performance Graph
     The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
     The following graph compares the percentage change in cumulative total stockholder return on our common stock since July 27, 2005, the date when our common stock was first publicly traded, with the cumulative total return over the same period of the companies included in the Standard & Poor’s 500 Index (“S&P 500”), the Russell 2000 Index (“Russell 2000”) and a peer group selected by our management that includes four public companies within our industry. The peer group is comprised of Dycom Industries, Inc., InfraSource Services, Inc., MasTec, Inc. and Quanta Services, Inc.

     The comparison assumes that the value of an investment in our common stock, the S&P 500, the Russell 2000 and the peer group was $100 on July 27, 2005 and that all dividends were reinvested. We have not paid dividends on our common stock. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

	27-Jul-	30-Sep-	31-Dec-	31-Mar-	30-Jun-	30-Sep-	31-Dec-	31-Mar-	30-Jun-
	05	05	05	06	06	06	06	07	07
Pike Electric Corp.	$100	$134	$116	$148	$138	$106	$117	$129	$160
S&P 500®	$100	$100	$102	$106	$105	$110	$118	$119	$126
Russell 2000	$100	$99	$100	$114	$109	$109	$119	$121	$126
Custom Composite Index (4 Stocks)	$100	$107	$108	$129	$133	$126	$142	$176	$217

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The tables on the following pages set forth selected consolidated financial data of Pike Electric Corporation for each of the years in the five-year period ended June 30, 2007. The selected consolidated financial data as of June 30, 2007, 2006, 2005, 2004 and 2003 and for each of the five years in the period ended June 30, 2007, was derived from the audited consolidated financial statements of Pike Electric Corporation. Amounts for fiscal 2007, 2006 and 2005 include the results of operations of Red Simpson, which was acquired on July 1, 2004.
     The consolidated financial data should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data” included elsewhere herein.

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$596,837	$727,470	$679,197	$356,697	$297,514
Cost of operations(l)	499,422	599,247	585,354	300,313	247,204

Gross profit	97,415	128,223	93,843	56,384	50,310
General and administrative expenses(2)	46,486	45,228	47,867	18,812	16,783
Recapitalization expenses(3)	—	—	—	—	386
Loss on sale of property and equipment	1,052	2,250	585	265	539

Income from operations	49,877	80,745	45,391	37,307	32,602
Other expense (income):
Interest expense(4)	19,799	24,272	40,217	9,192	11,862
Other, net	(236)	(220)	(109)	(19)	(46)

Total other expense	19,563	24,052	40,108	9,173	11,816
Income before income taxes from continuing operations	30,314	56,693	5,283	28,134	20,786
Income tax expense	11,957	22,324	8,469	11,276	8,335

Income (loss) from continuing operations	18,357	34,369	(3,186)	16,858	12,451
Loss from discontinued operations, net of taxes(5)	—	—	—	(330)	(621)

Net income (loss)	$18,357	$34,369	$(3,186)	$16,528	$11,830

Decrease in redemption value of mandatorily redeemable preferred stock(6)	—	—	—	—	12,071

Net income (loss) available (attributable) to common stockholders	$18,357	$34,369	$(3,186)	$16,528	$23,901

Basic earnings from continuing operations per common share:
Weighted average basic common shares outstanding	32,416	31,023	27,709	24,437	24,437

Income (loss) from continuing operations	$0.57	$1.11	$(0.11)	$0.69	$0.51

Diluted earnings from continuing operations per common share:
Weighted average diluted common shares outstanding	33,366	32,252	27,709	24,437	24,437

Income (loss) from continuing operations	$0.55	$1.07	$(0.11)	$0.69	$0.51

	As of June 30,
	2007	2006	2005	2004	2003
			(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,467	$3,391	$3,106	$4,937	$3,637
Working capital	64,078	78,995	69,421	41,497	41,372
Property and equipment, net	267,740	284,452	281,842	190,600	171,488
Total assets	545,497	589,966	592,455	287,096	245,248
Total current liabilities	69,906	73,884	82,307	38,502	20,810
Total long-term liabilities	279,530	345,350	509,665	199,311	192,103
Mandatorily redeemable preferred stock	—	—	—	5,810	5,429
Total stockholders’ equity(7)	196,061	170,732	483	49,283	32,335
Cash dividend per share of common stock	—	—	—	—	—

(1)	Cost of operations for fiscal 2005 includes $21.1 million in deferred compensation charges related to our acquisition of Red Simpson in July 2004.

(2)	General and administrative expenses for fiscal 2007 and 2006 includes stock compensation expense of approximately $1.9 million and $2.3 million, respectively, related to the adoption of SFAS 123R as of July 1, 2005. General and administrative expenses for fiscal 2005 include: (i) $4.2 million of compensation expense for common stock options repurchased from our management in connection with our December 2004 recapitalization, (ii) a $4.0 million charge for the termination of our management agreement with Lindsay Goldberg & Bessemer, and (iii) $2.6 million related to the purchase by members of Red Simpson’s management of restricted shares of common stock in connection with the acquisition of Red Simpson, due to the acceleration of deferred compensation benefits and the subsequent repurchase of a portion of that restricted stock in the December 2004 recapitalization.

(3)	Recapitalization expenses represent costs incurred in connection with a recapitalization that we effected in 2002.

(4)	Interest expense primarily includes interest expense related to outstanding debt as well as (a) a $14.0 million charge in fiscal 2005 for the redemption of preferred stock and (b) the write-off of unamortized deferred loan costs of $1.1 million, $3.2 million and $6.7 million for fiscal 2007, 2006 and 2005, respectively, resulting from the prepayment of debt.

(5)	Loss from discontinued operations, net of taxes, represents losses from our industrial division, which ceased operations during the year ended June 30, 2004.

(6)	The $12.1 million decrease in the redemption value of our Series A preferred stock during fiscal 2003 occurred because we adjusted the carrying value of the Series A preferred stock to $5.4 million from its original carrying value of $17.5 million at issuance in accordance with the terms of the Series A preferred stock.

(7)	Total stockholders’ equity was effected in fiscal 2006 by our IPO, completed on August 1, 2005, of 10.0 million shares of common stock, in which we received approximately $122.0 million in net proceeds. Total stockholders’ equity was effected in fiscal 2005 by our sale of common stock on July 1, 2004 for $71.0 million in connection with our acquisition of Red Simpson, which was offset by our recapitalization in December 2004, pursuant to which we acquired shares of our common stock for a total purchase price of $123.3 million.

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
     Industry Trends. Our performance is impacted by maintenance, upgrade and extension spending on distribution and transmission power lines by our customers. Distribution and transmission spending is impacted by several important trends affecting our industry, including the following:
•	Growth in demand for electricity. Demand for electricity is a direct driver of spending on electric distribution and transmission infrastructure, which is driven by population growth, economic expansion and the proliferation of electrical devices. The southern census region of the United States, which forms the majority of our market, has exhibited, and is forecasted to continue to exhibit, more than double the population growth rate of the midwest and northeast census regions, driving both increased investment in the distribution and transmission infrastructure and the related increase in maintenance requirements in our service territory.

•	Passage of the Energy Policy Act of 2005. The Energy Policy Act of 2005 was designed to improve electric transmission capacity and reliability and to encourage investment in the transmission infrastructure. We believe that provisions in this Act will lead to a more efficient permitting process, which should encourage investment in the transmission system. Additionally, we believe that provisions of this Act could spur investment interest from non-utility entities, which are likely to focus on reducing costs, while enabling utilities to focus on their core competencies. Finally, we believe that this Act could lead to increased interest in outsourcing solutions.

•	Increased outsourcing of infrastructure services. There has been an increase in outsourcing of electrical infrastructure maintenance and system improvements by electric companies over the last decade as they have increasingly focused on their core competencies. We believe outsourcing enables electric companies to manage their labor costs more flexibly, improve the reliability of their systems and deploy their capital more efficiently, and we expect the outsourcing trend to continue.
     Operational and Other Factors. Although we benefit from general industry trends, we are subject to various factors that can affect our results of operations. To mitigate the effects of these factors, we focus on elements of our business we can control, including excellent customer service, safety, employee development and cost control. Certain operational and other factors that affect our business include the following:

•	When we add new customers and contracts, we generally experience an increase in costs, including the costs of training and outfitting our crews and spending on equipment and specialized tools and supplies. Once the crews and equipment are fully utilized, our margins generally increase over the life of the contract.

•	Industry-wide insurance costs for workmen’s compensation, medical and general liability have risen in the past several years and could continue to rise at a rate faster than our revenues. We have implemented several safety initiatives designed to reduce incident rates and corresponding insurance costs as well as introduced an employee safety bonus in fiscal 2005.

•	There are a limited number of skilled workers that can perform our work, and during historic periods of increased demand, labor costs have tended to increase. We are currently experiencing shortages of skilled personnel in certain markets. While shortages have caused our labor costs to increase, we historically have been able to obtain increases when we renegotiate rates with our customers to offset these cost increases.

•	Fuel costs have risen and may continue to rise at a rate faster than our revenues. We have a large fleet of vehicles and equipment that primarily use diesel fuel. We have implemented bulk purchasing in certain areas to lower our fuel costs. In addition, we have entered into two diesel fuel swaps that cover, based on current volumes, approximately 30% of our diesel requirements through February 2008.
Services
     We monitor our revenues by the two categories of services we provide: core powerline and storm restoration. We use this breakdown because core powerline services represent our ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs. Storm restoration revenues represent additional revenue opportunities that depend on weather conditions.
     Our powerline services are our core business because of the magnitude and stability of our revenues from these operations. These powerline services have benefited from the industry trends described above. Although storm restoration services can generate significant revenues, their unpredictability is demonstrated by comparing our revenues from those services in the last six fiscal years which have ranged from 2.6% to 25.5% of our total revenues. During fiscal 2006 and 2005, we experienced the largest storm restoration events of our history as several significant hurricanes affected the Gulf Coast and Florida. Our storm restoration revenue for fiscal 2006 and 2005 are not indicative of the revenues that we typically generate in any period or can be expected to generate in any future period. We cannot accurately predict the occurrence or magnitude of future storm restoration revenues.
     The table below sets forth our revenues by category of service for the periods indicated:

		Storm Revenue Data
	Core	Percentage	Storm	Percentage
	Powerline	of Total	Restoration	of Total	Total
Year	Services	Revenues	Services	Revenues	Revenues
	(In millions)		(In millions)		(In millions)
2002	$266.2	97.4%	$7.0	2.6%	$273.2
2003	250.9	84.3%	46.6	15.7%	297.5
2004	313.7	87.9%	43.0	12.1%	356.7
2005	530.0	78.0%	149.2	22.0%	679.2
2006	542.2	74.5%	185.3	25.5%	727.5
2007	543.6	91.1%	53.2	8.9%	596.8
Seasonality; Fluctuations of Results
     Our services are performed outdoors, therefore our results of operations can be subject to seasonal variations due to weather conditions. These seasonal variations affect both our core powerline and storm restoration services. Extended periods of rain affect the deployment of our core powerline crews, particularly with respect to underground work. During the winter months, demand for core powerline work is generally lower due to inclement weather. In addition, demand for core powerline work generally increases during the spring months due to improved weather conditions and is typically the highest during the summer due to better weather conditions. Demand for electrical repairs is generally higher during the fall months due to damage caused by weather conditions, such as hurricanes. In addition, our results of operations are subject to significant variations related to storm restoration services. Due to the unpredictable nature of storms, the level of our storm restoration revenues fluctuates from period to period.
Inflation
     Due to relatively low levels of inflation experienced in recent years, inflation has not had a significant effect on our results. However, we have experienced significant increases in the costs of fuel used to operate our vehicles and equipment during fiscal 2007 and 2006.
Basis of Reporting
     Revenues. We derive our revenues from one reportable segment through two service categories — powerline and storm restoration. Our core powerline services consist of the maintenance, upgrade and extension of electric distribution and transmission power lines. Our storm restoration services involve the rapid deployment of our highly-trained crews and related equipment to restore power on distribution and transmission systems during crisis situations, such as hurricanes or ice or wind storms.
     Over 95% of our services, including substantially all of our core powerline and a majority of our storm restoration services, are provided under MSAs, which are based on a price per hour worked or a price per unit of service. Less than 5% of our annual revenues are from fixed-price agreements. In addition, we do not derive significant revenues from large-scale capital projects, which typically involve competitive bidding, fixed price agreements and substantial performance bond requirements. The mix of hourly and per unit revenues changes during periods of high storm restoration services, as these services are all billed on an hourly basis. We determine our revenue generated on an hourly basis based on actual labor and equipment time completed and on materials billed to our customers. Revenue based on hours worked is recognized as hours are completed. We recognize revenue on unit-based services as the units are completed.
     Cost of Operations. Our cost of operations consists primarily of compensation and benefits to employees, insurance, fuel, rental, operating and maintenance expenses relating to vehicles and equipment, materials and parts and supplies. Our cost of operations also includes depreciation, primarily relating to our vehicles and heavy equipment.
     General and Administrative Expenses. General and administrative expenses include costs not directly associated with performing work for our customers. These costs consist primarily of compensation and related benefits of management and administrative personnel, facilities expenses, professional fees and administrative overhead.
     Interest Expense and Other, Net. Interest expense and other, net primarily include interest expense and other nonoperating expenses. In addition to cash interest expense, interest expense includes amortization of deferred loan costs and mark-to-market gains and losses on interest rate derivatives. Interest expense also includes the write-off of unamortized deferred loan costs resulting from prepayments of debt.
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

     Revenue Recognition. Revenues from service arrangements are recognized when services are performed. Over 95% of our services are provided under MSAs, which are based on a price per hour worked or a price per unit of service. We recognize revenue from hourly services based on actual labor and equipment time completed and on materials billed to our customers. We recognize revenue on unit-based services as the units are completed, and the price for each unit is determined under the service arrangement. For unit-based services, any estimated loss is recognized when the actual costs to complete each unit exceed original estimates. Costs typically include both direct labor and material costs and indirect costs related to performance, such as indirect labor, supplies, tools, repairs and depreciation costs. We recognize the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenue to be received from such units. As of each of the periods presented we did not have a material amount of loss accruals.
     Work completed and not billed represents service revenues earned under hourly and unit service arrangements and recognized in the period performed but not billed until a subsequent period and work performed under certain unit service arrangements and not yet billed to customers in accordance with specific contract terms regarding the timing of billing. In some instances, a portion of the total revenues billed under the customer arrangement are held by the customer as a “retainage” until the job is complete, and we record these amounts as work completed not billed.
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
     We also review the estimated salvage values and useful lives of our equipment at least annually. In fiscal 2007, we decreased the estimated salvage value of certain equipment based primarily on conditions in the used equipment market. The decrease in salvage values resulted in approximately a $4.5 million increase to depreciation expense for fiscal 2007.
     Valuation of Goodwill and Other Intangible Assets. In accordance with SFAS No. 141, Business Combinations, we identify and value intangible assets that we acquire in business combinations, such as customer arrangements, customer relationships and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. For customers with whom we have an existing relationship prior to the date of the transaction, we utilize assumptions that a marketplace participant would consider in estimating the fair value of customer relationships that an acquired entity had with our pre-existing customers in accordance with EITF 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.
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
     We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $137.6 million at June 30, 2007. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base or material negative changes in our relationships with material customers.
     Insurance and Claims Accruals. In the ordinary course of our business, we are subject to workers’ compensation, vehicle, general liability and health insurance claims for which we are self insured up to specified limits. We maintain commercial insurance for individual workers’ compensation and vehicle and general liability claims exceeding $1.0 million. We also maintain commercial insurance for health insurance claims exceeding $350,000 per person on an annual basis. We determine the amount of our loss reserves and loss adjustment expenses for self-insured claims based on third-party actuarial analyses prepared semi-annually that use both company-specific and industry data, as well as general economic information. Our estimates for insurance loss exposures require us to monitor and evaluate our insurance claims throughout their life cycles. Using this data and our assumptions about the emerging trends, we estimate the size of ultimate claims. Our most significant assumptions in forming our estimates include the trend in loss costs, the expected consistency with prior year claims of the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. We also monitor the reasonableness of the judgments made in the prior year’s estimates and adjust current year assumptions based on that analysis.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average long-term implied volatilities of peer companies as we have limited trading history beginning July 27, 2005 to present. The expected life is based on an approximate average of the ten-year term of the options and the weighted-average graded vesting period, and forfeitures are estimated at 5% based on certain historical data as we have limited trading history.
Results of Operations
     The following table sets forth selected statement of operations data as percentages of revenues for the periods indicated:

			Year Ended June 30,
	2007		2006		2005
			(Dollars in millions)
Revenues:
Core powerline services	$543.6	91.1%	$542.2	74.5%	$530.0	78.0%
Storm restoration services	53.2	8.9	185.3	25.5	149.2	22.0

Total	596.8	100.0%	727.5	100.0%	679.2	100.0%
Cost of operations	499.4	83.7	599.3	82.4	585.3	86.2

Gross profit	97.4	16.3	128.2	17.6	93.9	13.8
General and administrative expenses	46.5	7.8	45.2	6.2	47.9	7.0
Loss on sale of property and equipment	1.0	0.2	2.3	0.3	0.6	0.1

Income from Operations	49.9	8.4%	80.7	11.1%	45.4	6.7%
Interest expense and other	19.6	3.3	24.0	3.3	40.1	5.9

Income before income tax	30.3	5.1	56.7	7.8	5.3	0.8
Income tax expense	11.9	2.0	22.3	3.1	8.5	1.3

Net income (loss)	$18.4	3.1%	$34.4	4.7%	$(3.2)	-0.5%

Year Ended June 30, 2007 Compared to Year Ended June 30, 2006
     Revenues. Revenues decreased 18.0%, or $130.7 million, to $596.8 million for the fiscal year ended June 30, 2007 from $727.5 million for the fiscal year ended June 30, 2006. The decrease was due to a $132.1 million decrease in storm revenues partially offset by a $1.4 million increase in core powerline revenues. We generated substantial revenues from storm restoration services in fiscal 2006 related to major storms impacting the Gulf Coast and Florida. As a result, total billable hours decreased 17.7% during fiscal 2007 compared to fiscal 2006. Our crews worked significant amounts of overtime on storm restoration projects during fiscal 2006. In addition, our average revenue-producing headcount decreased 8.0% during fiscal 2007 from the prior year.
     Our core powerline service revenues increased 0.3% to $543.6 million for fiscal 2007 from $542.2 million for fiscal 2006. Our revenue per man-hour increased 3.5%, while on the other hand, our core powerline billable man-hours decreased 3.2%. The slight growth in core powerline revenues is primarily a result of renegotiated customer pricing, partially offset by the reduction in revenue related to exiting right-of-way vegetation maintenance and other non-strategic or non-profitable work during 2007.

     Our storm restoration revenues decreased 71.3% to $53.2 million for fiscal 2007 from $185.3 million for fiscal 2006. We generated unusually high revenues from storm restoration services during the prior fiscal year due primarily to Hurricanes Dennis, Katrina, Rita and Wilma that impacted the Gulf Coast and Florida.
     Gross Profit. Gross profit decreased $30.8 million to $97.4 million for fiscal 2007 from $128.2 million for fiscal 2006. Gross profit as a percentage of revenues decreased to 16.3% from 17.6% during fiscal 2007 primarily due to the significant decrease in higher margin storm restoration revenues, an increase in depreciation expense related to lower salvage value estimates on equipment, losses in our Florida operation in early fiscal 2007 and higher fuel prices. These factors were partially offset by a significant reduction in self-insurance expense due to favorable development of past claims and current year claims experience, elimination of right-of-way and other unprofitable work during 2007 and favorable price renegotiations.
     General and Administrative Expenses. General and administrative expenses increased $1.3 million to $46.5 million for fiscal 2007 from $45.2 million for fiscal 2006. This increase is primarily due to higher legal fees associated with non-compete litigation against former employees of approximately $1.8 million, expenses related to the termination of former officers of approximately $1.0 million, and an increase in information technology consulting of approximately $1.6 million, partially offset by lower compensation related expenses of approximately $3.6 million. As a percentage of revenues, general and administrative expenses increased to 7.8% from 6.2%.
     Loss on Sale of Property and Equipment. Loss on sale of property and equipment decreased $1.3 million to $1.0 million for fiscal 2007 compared to $2.3 million for fiscal 2006. This decrease is primarily due to the reduction in estimated salvage values on equipment and the timing of the continued replenishment of aging or damaged fleet equipment in the normal course of business.
     Interest Expense and Other, Net. Interest expense and other, net decreased $4.4 million to $19.6 million for fiscal 2007 from $24.0 million for fiscal 2006. This decrease was primarily due to a reduction in average debt levels and a decrease in accelerated amortization of deferred loan costs. We had a $2.4 million charge to accelerated amortization of deferred loan costs due to a significant debt payment using IPO proceeds in fiscal 2006.
     Income Tax Expense. Income tax expense decreased $10.4 million to $11.9 million for fiscal 2007 from $22.3 million for fiscal 2006 primarily as a result of the decrease in income before income taxes. The effective tax rate was 39.4% for both fiscal 2007 and 2006.
     Net Income. As a result of the factors discussed above, net income decreased $16.0 million to $18.4 million for fiscal 2007 from $34.4 million for fiscal 2006.
Year Ended June 30, 2006 Compared to Year Ended June 30, 2005
     Revenues. Revenues increased $48.3 million to $727.5 million for the fiscal year ended June 30, 2006 from $679.2 million for the fiscal year ended June 30, 2005. The increase was due to a $36.0 million increase in storm revenues coupled with a $12.3 million increase in core powerline revenues compared to the prior year. We generated substantial revenues from storm restoration services during fiscal 2006 related to major storms impacting the Gulf Coast and Florida.
     Our core powerline services revenue increased 2.3%, to $542.2 million in fiscal 2006 from $530.0 million in fiscal 2005. Total powerline man-hours increased primarily due to an increased workload from our existing customers. Revenue per man-hour increased slightly for fiscal 2006 compared to the prior year.
     Our storm restoration revenues increased 24.2% to $185.3 million for fiscal 2006 from $149.2 million for fiscal 2005. This increase in storm restoration revenue was primarily the result of major storms in fiscal 2006, including Tropical Storm Cindy and Hurricanes Dennis, Katrina, Rita and Wilma and ice storms affecting Georgia, North Carolina, South Carolina and Virginia. The 2005 hurricane season had the largest number of named storms in history. Our storm revenues are highly volatile and unpredictable.
     Gross Profit. Gross profit increased $34.3 million to $128.2 million for fiscal 2006 from $93.9 million for fiscal 2005, primarily due to a $21.1 million charge recorded in fiscal 2005 attributable to the cost of operations portion of the deferred compensation charge related to our acquisition of Red Simpson. Gross profit as a percentage of revenues increased to 17.6% in fiscal 2006 from 13.8% in fiscal 2005. Excluding the deferred compensation charge related to the Red Simpson acquisition in fiscal 2005, gross margins would have increased to 17.6% in fiscal 2006 from 16.9% in 2005. The remaining increase is primarily due to an increase in higher margin storm restoration revenues in fiscal 2006 partially offset by increased costs for labor, fuel and insurance.
     General and Administrative Expenses. General and administrative expenses decreased $2.7 million to $45.2 million for fiscal 2006 from $47.9 million for fiscal 2005. This decrease was primarily the result of the following non-recurring charges that occurred in fiscal 2005: (i) a $4.0 million charge for termination of our management agreement with Lindsay Goldberg & Bessemer, (ii) $4.2 million of compensation expense for common stock options repurchased from our management in connection with our December 2004 recapitalization and (iii) a compensation charge of $2.6 million related to the purchase by members of Red Simpson’s management of restricted shares of common stock in connection with the acquisition of Red Simpson, due to the acceleration of deferred compensation benefits and the subsequent repurchase of a portion of that restricted stock in the December 2004 recapitalization. Partially offsetting the benefit resulting from the elimination of such items and charges in fiscal 2006 were increased administrative costs in fiscal 2006 as a result of operating as a public company, increased legal fees and an increase in stock compensation expense of approximately $2.3 million related to the adoption of SFAS 123R as of July 1, 2005. As a percentage of revenues, general and administrative expenses decreased to 6.2% from 7.0%.
     Loss on Sale of Property and Equipment. Loss on sale of property and equipment increased $1.7 million to $2.3 million for fiscal 2006 compared to $0.6 million for fiscal 2005. This increase is due to continued replacement of equipment in the normal course of business and includes a charge of $0.7 million related to certain assets held for sale as of June 30, 2006.
     Interest Expense and Other, Net. Interest expense and other, net decreased $16.1 million to $24.0 million for fiscal 2006 from $40.1 million for fiscal 2005. The decrease was primarily due to the elimination of the $14.0 million charge related to the redemption of the Series A preferred stock that occurred in fiscal 2005. A reduction in interest expense due to lower outstanding debt was offset by accelerated amortization of deferred loan costs due to prepayments of the related debt and higher overall interest rates on the outstanding debt.
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
Liquidity and Capital Resources
     Our primary cash needs have been for capital expenditures, working capital, payments under our senior credit facility and our acquisition of Red Simpson. Our primary source of cash for fiscal 2007 was cash provided by operations. Our primary sources of cash for fiscal 2006 were cash provided by the issuance of stock and, to a lesser extent, cash provided by operations. The primary sources of cash for fiscal 2005 were cash borrowed under our refinanced senior credit facility and, to a lesser extent, cash provided by the issuance of stock and cash provided by operations.
     We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on the electric infrastructure and the corresponding spending by our customers on electric service and repairs. We may experience seasonal working capital needs in connection with our storm restoration services. The increased service activity causes an excess of customer billings over customer collections, leading to increased accounts receivable during those periods. In the past, we have utilized borrowings under the revolving portion of our senior credit facility to satisfy normal operating costs during these periods.
     As of June 30, 2007, our cash totaled $1.5 million and we had $66.4 million available under the $90.0 million revolving portion of our senior credit facility (after giving effect to the outstanding standby letters of credit of approximately $23.6 million).

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
Changes in Cash Flows: 2007 Compared to 2006

	Year Ended June 30,
	2007	2006
	(in millions)
Net cash provided by operating activities	$78.5	$74.9
Net cash used in investing activities	$(22.6)	$(40.9)
Net cash used in financing activities	$(57.8)	$(33.7)
     Net cash provided by operating activities increased $3.6 million to $78.5 million for fiscal 2007 from $74.9 million for fiscal 2006. The increase in cash provided by operations was primarily due to the increases in working capital primarily due to the favorable receivable collection trends and was partially offset by a decrease in net income. For the years ended June 30, 2007 and 2006, our combined revenue days outstanding in billed accounts receivable and work completed not billed decreased to 66 from 73 days, respectively.
     Net cash used in investing activities decreased $18.3 million to $22.6 million for fiscal 2007 from $40.9 million for fiscal 2006. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.
     Net cash used in financing activities increased $24.1 million to $57.8 million for fiscal 2007 from $33.7 million for fiscal 2006. Net cash used in financing activities for fiscal 2007 primarily reflected payments under our senior credit facility. Net cash used in financing activities for fiscal 2006 primarily reflected a net pay down on our senior credit facility of $166.0 million that was partially offset by proceeds from stock issuances of $128.9 million.
Changes in Cash Flows: 2006 Compared to 2005

	Year Ended June 30,
	2006	2005
	(in millions)
Net cash provided by operating activities from continuing operations	$74.9	$53.2
Net cash used in investing activities from continuing operations	$(40.9)	$(241.5)
Net cash (used in) provided by financing activities from continuing operations	$(33.7)	$186.5
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
Capital Expenditures
     We routinely invest in vehicles, equipment and technology. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. Capital expenditures were $32.1 million, $50.3 million and $50.0 million for fiscal 2007, 2006 and 2005, respectively. Capital expenditures for all periods consisted primarily of purchases of vehicles and equipment used to service our customers. As of June 30, 2007, we had outstanding commitments for capital expenditures of $11.5 million. We expect capital expenditures to range from $30 million to $35 million for the year ending June 30, 2008, which could vary depending on the addition of new customers or increased work on existing customer relationships. We intend to fund those expenditures primarily from operating cash flow.
Senior Credit Facility
     On July 1, 2004, in connection with our acquisition of Red Simpson, we refinanced our senior credit facility. On December 10, 2004, in connection with our December 2004 recapitalization, we amended our senior credit facility to permit the recapitalization and obtain additional liquidity and operating flexibility. As of June 30, 2007, we had $191.5 million of term loan indebtedness outstanding under our senior credit facility and our borrowing availability under the revolving portion of our senior credit facility was $66.4 million (after giving effect to $23.6 million of outstanding standby letters of credit). The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.
     Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. Under the credit agreement, we are permitted to incur maximum capital expenditures of $60.0 million in fiscal 2007 and $70.0 million in any fiscal year thereafter, subject to a one year carry-forward of 50% of the unused amount from the previous fiscal year. In addition, the credit agreement provides that we are required to meet the following financial covenants, which are tested quarterly:
•	a minimum cash interest coverage ratio, based upon the ratio of consolidated EBITDA to consolidated cash interest expense, of at least 3.50 to 1.00; and

•	a maximum leverage ratio, based upon the ratio of consolidated funded debt to consolidated EBITDA, of 4.25 to 1.00 for the quarter ending June 30, 2007, and declining ratios thereafter.
     We repaid $57.5 million of term loans outstanding under our senior credit facility and $4.5 million of our revolving credit facility during fiscal 2007 with cash provided by operations.
Preferred Stock
     In January 2005, in connection with the December 2004 recapitalization, we redeemed all outstanding shares of Series A preferred stock for $20 per share for an aggregate amount of $20.0 million.
Contractual Obligations and Other Commitments
     As of June 30, 2007, our contractual obligations and other commitments were as follows:

	Payment Obligations by Fiscal Year Ended June 30,
	Total	2008	2009	2010	2011	2012	Thereafter
	(in millions)
Long-term debt obligations(1)	$191.5	$—	$—	$—	$—	$—	$191.5
Capital lease obligations	—	—	—	—	—	—	—
Interest payment obligations(2)	77.3	14.1	14.1	14.1	13.3	13.3	8.4
Operating lease obligations	14.6	2.2	1.9	1.9	1.8	1.8	5.0
Purchase obligations(3)	11.5	11.5	—	—	—	—	—
Deferred compensation(4)	17.8	3.6	3.9	1.4	—	—	8.9

Total	$312.7	$31.4	$19.9	$17.4	$15.1	$15.1	$213.8

(1)	Includes only obligations to pay principal not interest expense.

(2)	Represents estimated interest payments to be made on our variable rate debt. All interest payments assume that principal payments are made as originally scheduled. Interest rates utilized to determine interest payments for variable rate debt are based upon our current term loan interest rate of 6.88%.

(3)	Consists of obligations to purchase vehicles and other machinery and equipment.

(4)	For a description of the deferred compensation obligation, see Note 15 of the Notes to Consolidated Financial Statements.
Off-Balance Sheet Arrangements
     Other than letters of credit issued under the $90.0 million revolving portion of our senior credit facility and our obligations under the surety and performance bonds described below, we do not have any other transactions, obligations or relationships that could be considered material off-balance sheet arrangements.
     As of June 30, 2007, we had $23.6 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes.
     In the ordinary course of business, we occasionally are required by our customers to post surety or performance bonds in connection with services that we provide to them. These bonds have face amounts ranging from $25,000 to $14.0 million. As of June 30, 2007, we have approximately $31.7 million in surety bonds outstanding. In addition, we have provided collateral in the form of a letter of credit to sureties in the amount of $4.0 million, which is included in the total letters of credit outstanding above.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will continue to evaluate FIN 48 to determine the impact on our consolidated results of operations or financial position, but do not currently anticipate that the adoption of FIN 48 will have a material impact on our consolidated financial statements.
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
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years beginning after November 15, 2006. The application of SAB 108 is not expected to have a material impact on our consolidated financial statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     We are exposed to financial market risk primarily related to changes in interest rates on borrowings under our senior credit facility. All of the outstanding debt under our senior credit facility is subject to floating interest rate risk. At times, we reduce our exposure to changes in interest rates by entering into various interest rate derivative instruments such as interest rate swap and cap agreements. These derivative financial instruments are not entered into for trading or speculative purposes. At June 30, 2007, we had no interest rate derivatives agreements outstanding.
     Based on our outstanding debt of $191.5 million at June 30, 2007, a hypothetical change in the interest rate of 100 basis points would have increased annual cash interest expense by approximately $1.9 million. Actual changes in interest rates may differ materially from the hypothetical assumptions used in computing this exposure.
Fleet Diesel Fuel Risk
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
     Based on our projected diesel fuel usage for fiscal 2008 and our projected diesel fuel price for that period, a $0.25 increase in the price per gallon of diesel fuel would increase our annual cost of operations by approximately $2.2 million, inclusive of the impact of our outstanding fuel swaps. Actual changes in costs of operations may differ materially from the hypothetical assumptions used in computing this exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Pike; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of June 30, 2007.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Pike Electric Corporation
We have audited the accompanying consolidated balance sheets of Pike Electric Corporation, formerly Pike Holdings, Inc. (the “Company”), as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pike Electric Corporation at June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2, the Company adopted Financial Accounting Standards Board Statement No. 123R, share-based payment, as of July 1, 2005 using the modified prospective application method.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pike Electric Corporation’s internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Greensboro, North Carolina
August 29, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Pike Electric Corporation
We have audited Pike Electric Corporation, formerly Pike Holdings, Inc., internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pike Electric Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Pike Electric Corporation maintained in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheets of Pike Electric Corporation, formerly Pike Holdings, Inc., as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2007, and our report dated August 29, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Greensboro, North Carolina
August 29, 2007

PIKE ELECTRIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,467	$3,391
Accounts receivable from customers, net	59,603	66,629
Work completed not billed	44,527	56,430
Inventories	8,535	8,041
Prepaid expenses and other	6,219	5,928
Deferred income taxes	13,633	12,460

Total current assets	133,984	152,879
Property and equipment, net	267,740	284,452
Goodwill	94,402	94,402
Other intangibles, net	43,228	49,978
Deferred loan costs, net	4,482	6,265
Other assets	1,661	1,990

Total assets	$545,497	$589,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,503	$9,706
Accrued compensation	20,597	24,954
Accrued expenses and other	4,447	5,186
Income taxes payable	6,146	57
Current portion of deferred compensation	3,544	10,614
Current portion of insurance and claim accruals	26,669	18,867
Revolving credit facility	—	4,500

Total current liabilities	69,906	73,884
Long-term debt, net of current portion	191,500	249,000
Insurance and claim accruals, net of current portion	10,894	13,439
Deferred compensation, net of current portion	9,315	10,378
Deferred income taxes	67,259	72,333
Other liabilities	562	200
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 32,916 and 32,577 shares issued and outstanding at June 30, 2007 and 2006, respectively	6,426	6,426
Additional paid-in capital	142,849	135,869
Accumulated other comprehensive loss	(8)	—
Retained earnings	46,794	28,437

Total stockholders’ equity	196,061	170,732

Total liabilities and stockholders’ equity	$545,497	$589,966

The accompanying notes are an integral part of these consolidated financial statements

PIKE ELECTRIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2007	2006	2005
Revenues	$596,837	$727,470	$679,197
Cost of operations	499,422	599,247	585,354

Gross profit	97,415	128,223	93,843
General and administrative expenses	46,486	45,228	47,867
Loss on sale of property and equipment	1,052	2,250	585

Income from operations	49,877	80,745	45,391
Other expense (income):
Interest expense	19,799	24,272	40,217
Other, net	(236)	(220)	(109)

Total other expense	19,563	24,052	40,108

Income before income taxes	30,314	56,693	5,283
Income tax expense	11,957	22,324	8,469

Net income (loss)	$18,357	$34,369	$(3,186)

Earnings (loss) per share:
Basic	$0.57	$1.11	$(0.11)

Diluted	$0.55	$1.07	$(0.11)

Shares used in computing earnings (loss) per share:
Basic	32,416	31,023	27,709

Diluted	33,366	32,252	27,709

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common		Additional	Unearned	Other		Total
	Stock	Common	Paid-In	Stock	Comprehensive	Retained	Stockholders
	Shares	Stock	Capital	Compensation	Loss	Earnings	Equity
Balance June 30, 2004	24,437	$1,656	$928	—	—	$46,699	$49,283
Net proceeds from the sale of common stock	11,498	76,000	—	—	—	—	76,000
Purchase of common stock	(14,758)	(73,241)	(1,138)	—	—	(48,905)	(123,284)
Employee stock compensation plans, net	307	2,000	315	$(879)	—	234	1,670
Net loss and comprehensive loss	—	—	—	—	—	(3,186)	(3,186)

Balance June 30, 2005	21,484	$6,415	$105	$(879)	—	$(5,158)	$483
Reclassification upon adoption of SFAS 123R	—	—	(105)	879	—	(774)	—
Net proceeds from the sale of common stock	10,000	10	124,930	—	—	—	124,940
Employee stock compensation plans, net	1,093	1	10,939	—	—	—	10,940

Net income and comprehensive income	—	—	—	—	—	34,369	34,369

Balance June 30, 2006	32,577	$6,426	$135,869	$—	—	$28,437	$170,732
Employee stock compensation plans, net	339	—	6,980	—	—	—	6,980
Comprehensive income:
Net income	—	—	—	—	—	18,357	18,357
Loss on derivative instruments, net of income taxes of $4	—	—	—	—	$(8)	—	(8)

Total comprehensive income	—	—	—	—	(8)	18,357	18,349

Balance June 30, 2007	32,916	$6,426	$142,849	$—	$(8)	$46,794	$196,061

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$18,357	$34,369	$(3,186)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,791	37,582	38,286
Non-compete litigation settlement	3,551	—	—
Non-cash interest expense	3,241	4,962	21,787
Deferred income taxes	(6,243)	(5,571)	5,945
Loss on sale of property and equipment	1,052	2,250	585
Equity compensation expense	2,629	3,241	1,670
Excess tax benefit from stock-based compensation	(1,335)	(4,024)	—
Changes in operating assets and liabilities:
Accounts receivable and work completed not billed	18,929	1,592	(18,091)
Inventories, prepaid expenses and other	1,196	5,236	(5,388)
Insurance and claim accruals	5,258	13,884	(3,201)
Accounts payable and other	1,475	(9,800)	14,590
Deferred compensation	(9,428)	(8,793)	158

Net cash provided by operating activities	78,473	74,928	53,155

Cash flows from investing activities:
Purchases of property and equipment	(32,117)	(50,245)	(49,988)
Business acquisitions, net of cash acquired	—	—	(193,928)
Net proceeds from sale of property and equipment	9,532	9,369	2,397

Net cash used in investing activities	(22,585)	(40,876)	(241,519)

Cash flows from financing activities:
Principal payments on long-term debt	(57,500)	(159,000)	(179,000)
Proceeds from long-term debt	—	—	450,000
Payments on revolving credit facility, net	(4,500)	(7,000)	(1,500)
Redemption of mandatorily redeemable preferred stock	—	—	(20,000)
Repurchase of common stock	—	—	(123,284)
Net proceeds from sale of common stock	3,015	128,865	72,571
Excess tax benefit from stock-based compensation	1,335	4,024	—
Deferred loan costs	(162)	(656)	(12,254)

Net cash (used in) provided by financing activities	(57,812)	(33,767)	186,533

Net (decrease) increase in cash and cash equivalents	(1,924)	285	(1,831)
Cash and cash equivalents beginning of year	3,391	3,106	4,937

Cash and cash equivalents end of period	$1,467	$3,391	$3,106

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2007, 2006 and 2005
(in thousands, except per share amounts)
1. Organization and Business
     As used in this section, unless the context requires otherwise, the terms “Pike,” “Pike Electric,” “we,” “us,” and “our”, refer to Pike Electric Corporation and its subsidiaries and all predecessors of Pike Electric Corporation and its subsidiaries.
     Pike Electric is headquartered in Mount Airy, North Carolina and operates in one reportable segment as a provider of outsourced electric distribution and transmission services. Pike’s customers include more than 150 electric utilities, cooperatives and municipalities across a contiguous 19-state region that stretches from Pennsylvania in the north to Florida in the southeast and to Texas in the southwest. Pike’s core services consist of the maintenance, upgrade and extension of electric distribution and sub-500 kilovolt (“kV”) transmission power lines. Additionally, Pike provides storm restoration services. Pike Electric does not have operations or assets outside the United States.
     We monitor revenue by two categories of services: core powerline and storm restoration. We use this breakdown because core powerline services represent an ongoing service revenue, most of which are generated by our customers’ recurring maintenance needs. Storm restoration revenues represent additional revenue opportunities that depend on weather conditions.
     The following table sets forth our revenue by category of service for the periods indicated:

	For the Year Ended June 30,
	2007		2006		2005
Core powerline services	$543,570	91.1%	$542,166	74.5%	$529,924	78.0%
Storm restoration services	53,267	8.9	185,304	25.5	149,273	22.0

Total	$596,837	100.0%	$727,470	100.0%	$679,197	100.0%

     On August 1, 2005, Pike Electric completed an initial public offering (“IPO”) of its common stock. The IPO was preceded by a series of transactions affecting Pike’s capital structure, including a recapitalization in December 2004, and a reincorporation transaction in July 2005 (Note 4).
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements include the accounts of Pike Electric Corporation and its wholly-owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts; future cash flows associated with long-lived assets; useful lives for depreciation; workers compensation and employee benefit liabilities; income taxes; and fair value of financial instruments. Due to the subjective nature of these estimates, actual results could differ from those estimates.

Reclassifications
     Certain amounts reported previously have been reclassified to conform to the current year presentation.
Cash and Cash Equivalents
     We consider all highly-liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.
Revenue Recognition
     Revenues from service arrangements are recognized when services are performed. We generate substantially all of our revenues from service arrangements based on a price per hour worked or a price per unit of service. Revenue on hourly-based services is determined based on actual labor and equipment time completed and for materials billed to customers. Revenue on unit-based services is recognized as the units are completed, and the price for each unit is determined under the service arrangement. For unit-based services any estimated loss is recognized when the actual costs to complete each unit exceed original estimates. Costs typically include all direct labor and material costs and those indirect costs related to performance, such as indirect labor, supplies, tools, repairs and depreciation costs. We recognize the full amount of any estimated loss on theses projects if estimated costs to complete the remaining units for the project exceed the revenue to be received from such units. As of each of the periods presented we did not have a material amount of loss accruals.
     “Work completed not billed” represents revenues earned on hourly service arrangements and recognized in the period performed but not billed until a subsequent period and work performed on certain unit-based service arrangements and not yet billed to customers in accordance with specific contract terms regarding the timing of billing. In some instances, a portion of the total revenues billed under the customer arrangement are held by the customer as a “retainage” until the job is complete, and we record these amounts as work completed not billed.
Allowance for Doubtful Accounts
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
     Accounts receivable, net and work completed not billed included allowances for doubtful accounts of $942 and $2,432 at June 30, 2007 and 2006, respectively. We recorded bad debt expense of $660, $1,360 and $175 for fiscal 2007, 2006 and 2005, respectively.
Inventories
     Inventories consist of machine parts, supplies, small tools and other materials used in the ordinary course of business and are stated at the lower of average cost or market.
Property and Equipment
     Property and equipment is carried at cost. Replacements and improvements are capitalized when costs incurred for those purposes extend the useful life of the asset. We charge maintenance and repairs to expense as incurred. Depreciation on capital assets is computed using the straight-line over periods ranging from 3 to 39 years. Our management makes assumptions regarding future conditions in determining estimated useful lives and potential salvage values. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss recognized once the asset is disposed of or classified as “held for sale.”

     We review our long-lived assets for impairment when events or changes in business conditions indicate the carrying value of the asset may not be recoverable, as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment of assets classified as “held and used” is evaluated when the sum of the undiscounted estimated future cash flows expected is less than the carrying value of the assets. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to the net book value to measure the impairment charge, if any. When the criteria for classifying assets as “held for sale” has been met, the assets are recorded at the lower of carrying value or fair value, less selling costs. The carrying value of our assets held for sale was $465 and $630 at June 30, 2007 and 2006, respectively, and is included in prepaid expenses and other in the consolidated balance sheets.
Valuation of Goodwill and Other Intangible Assets
     As a result of our acquisition of Red Simpson (Note 3), we acquired certain identifiable intangible assets including customer arrangements, customer relationships and non-compete agreements totaling $60,810, which are being amortized over their estimated useful lives (Note 6). In accordance with SFAS No. 141, Business Combinations, we identify and value, separate from goodwill, intangible assets, such as customer arrangements, customer relationships, and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which it could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. For customers with whom we have an existing relationship prior to the date of the transaction, we utilize assumptions that a marketplace participant would consider to estimate the fair value of customer relationships that an acquired entity had with pre-existing customers in accordance with EITF 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill and indefinite lived intangible assets for impairment at least annually, or more frequently if events or circumstances exist which indicate impairment may exist. Examples of such events or circumstances may include a significant change in business climate, a loss of significant customers or the other parties to non-compete agreements breaching their obligations thereunder, among others. We generally complete our annual analysis of the reporting unit on the first day of the fourth fiscal quarter. A two-step fair value-based test is applied to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in income from operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.
     We make certain estimates and assumptions in order to determine the fair value of net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment and the projections may vary from cash flows eventually realized. When necessary, we utilize third-party specialists in the preparation of valuations. The valuations employ a combination of present value techniques to measure fair value, corroborated by comparisons to estimated market multiples. These valuations are based on a discount rate determined by management to be consistent with industry discount rates and the risks inherent in their current business model.
Insurance and Claim Accruals
     We are principally self-insured for workers’ compensation, vehicle and general liability, and health insurance claims. To mitigate a portion of these risks, we maintain insurance for individual workers’ compensation, vehicle and general liability claims exceeding $1,000, and health insurance claims of $350 per person on an annual basis. The amount of loss reserves and loss adjustment expense is determined with the help of an actuary, who evaluates open claims and estimates the ongoing development exposure. Significant assumptions used in the loss reserve process include the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process and adjusts current year assumptions based on the hindsight analysis.
     For the years ended June 30, 2007, 2006 and 2005, respectively, insurance and claims expense was $41,780, $58,088 and $51,587 and was included in cost of operations and general and administrative expenses in the consolidated statement of operations.
Stock-Based Compensation
     Effective July 1, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R revises SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and its related interpretations. SFAS No. 123R requires that all share-based payments be recognized in the consolidated financial statements based on their grant date fair values. Under SFAS No. 123, share-based compensation expense is recognized over the period the recipient is required to perform the services in exchange for the award (presumptively the vesting period). As permitted by SFAS No. 123R, we value awards with graded vesting as single awards and recognize the related compensation expense using a straight-line attribution method. SFAS No. 123R also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.
     We adopted SFAS No. 123R using the modified prospective application. Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense pursuant to SFAS No. 123R for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.
     Prior to the adoption of SFAS No. 123R, we used the intrinsic value method as prescribed by APB 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of our common stock on the date of grant.
Earnings Per Share
     Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potential common stock equivalents that have been issued by us relate to both outstanding stock options and restricted stock awards and are determined using the treasury stock method.
Deferred Loan Costs
     Deferred loan costs are being amortized over the term of the related debt using the effective-interest method. Accumulated amortization was $8,590 and $6,645 at June 30, 2007 and 2006, respectively. Amortization expense was $1,945, $4,270 and $7,940 for the years ended June 30, 2007, 2006 and 2005, respectively. Approximately $1,068, $3,211 and $6,659 of the amortization expense for fiscal 2007, 2006 and 2005, respectively, is related to unamortized loan costs written off due to term loan prepayments (Note 7).
Derivatives
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities and measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. For a detailed description of the derivative instruments we use, our objectives for using them and related supplemental information required by SFAS No. 133, see Note 9.
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
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will continue to evaluate FIN 48 to determine the impact on our consolidated results of operations or financial position, but do not currently anticipate that the adoption of FIN 48 will have a material impact on our consolidated financial statements.
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
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years beginning after November 15, 2006. The application of SAB 108 is not expected to have a material impact on our consolidated financial statements.
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

3. Acquisition
     On July 1, 2004, we acquired all of the outstanding stock of Red Simpson, an electric transmission and distribution services provider that was headquartered in Alexandria, Louisiana. The total cash purchase price was approximately $193,928, net of cash acquired of approximately $2,173. The acquisition was financed through the issuance of approximately $71,000 in new common equity to certain of our existing stockholders and approximately $122,928 of new indebtedness under our secured bank credit agreement, which was refinanced in connection with the transaction (Note 7). The acquisition was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations.
     The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Accounts receivable	$35,042
Work completed not billed	7,027
Other current assets	18,569
Property, plant & equipment	76,048
Goodwill (non-deductible)	91,399
Identified intangible assets	60,810
Other non-current assets	1,383
Accounts payable and accrued expenses	(18,368)
Insurance payable	(14,121)
Deferred compensation	(28,948)
Deferred income taxes	(34,913)

Total net assets acquired	$193,928

4. Change in Capital Structure, Recapitalization and Initial Public Offering
     In December 2004, we underwent a recapitalization (the “2004 Recapitalization”) whereby we borrowed $150,000 under a new term loan, as provided for under our existing credit facility, $20,000 of which was used to redeem all of the outstanding shares of our mandatorily redeemable preferred stock (“Preferred Stock”) in January 2005, $123,300 of which was used to repurchase 14,758 shares of our common stock and $4,200 of which was used to repurchase options to purchase 1,186 shares of common stock. The repurchased stock options were from members of management and we incurred compensation expense of approximately $4,200 during the year ended June 30, 2005. In addition, we incurred a charge of approximately $14,000 in the year ended June 30, 2005 related to the redemption of the Preferred Stock, which is included in interest expense. We negotiated the redemption value of the Preferred Stock with the preferred stockholders in an arms’ length transaction. This transaction allowed us to simplify our capital structure and eliminate the effect on future earnings from annual adjustments to the redemption value of the preferred stock. The Preferred Stock agreement provided for increases in the redemption value based on our future performance plus a 7% accretion. The original valuation of the Preferred Stock was $17,500, as determined by us. Based on that original valuation and the potential negative impact on net income due to annual adjustments to the redemption value, we determined that the $20,000 negotiated redemption value was fair and reasonable.
     On July 1, 2005, we reincorporated in Delaware by merging Pike Holdings, Inc., a North Carolina corporation, with and into a newly-created wholly-owned subsidiary, Pike Electric Corporation. Each share of Pike Holdings, Inc. common stock was converted into 14.76 shares of Pike Electric Corporation common stock with a par value of $0.001 per share. All common stock and per share amounts for all periods presented in the accompanying condensed consolidated financial statements have been restated to reflect the effect of this conversion.
     On August 1, 2005, we completed our IPO of 10,000 shares of common stock, receiving approximately $121,950 in net proceeds after deducting underwriting discounts, commissions, offering expenses and the fee for the termination of the management agreement with Lindsay Goldberg & Bessemer. Our common stock began trading on the New York Stock Exchange on July 27, 2005. All of the net proceeds were used to repay long-term debt.

5. Property and Equipment
     Property and equipment is comprised of the following:

	Estimated
	Useful
	Lives in	June 30,
	Years	2007	2006
Land	—	$3,088	$3,123
Buildings	15-39	26,744	26,671
Vehicles	5-12	294,997	298,107
Machinery and equipment	3-19	100,291	104,160
Office equipment, furniture and software	3-7	8,329	6,736

Total		433,449	438,797
Less: accumulated depreciation		165,709	154,345

Property and equipment, net		$267,740	$284,452

     Depreciation expense for the years ended June 30, 2007, 2006 and 2005 was $36,593, $32,432 and $32,604, respectively.
     Expenses for maintenance and repairs of property and equipment were $39,362, $41,504 and $42,718, for the years ended June 30, 2007, 2006 and 2005, respectively.
     We review the estimated salvage values and useful lives of our equipment at least annually. In fiscal 2007, we decreased the estimated salvage value of certain equipment based primarily on conditions in the used equipment market. The decrease in salvage values resulted in approximately a $4,500 million increase to depreciation expense for fiscal 2007 ($2,700 net of tax or $0.08 per diluted share). Approximately $2,200 of the increase to depreciation expense was attributable to assets that either become fully depreciated or were sold during the year, or were held for sale at June 30, 2007.
6. Other Intangible Assets
     Other intangible assets are comprised of:

	Customer		Customer		Non-Compete
	Relationships		Arrangements		Agreements		Total
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006

Gross carrying value	$43,220	$43,220	$6,990	$6,990	$5,500	$10,600	$55,710	$60,810
Accumulated amortization	(3,658)	(1,617)	(6,990)	(6,592)	(1,833)	(2,623)	(12,482)	(10,832)

Net intangible assets	$39,562	$41,603	$—	$398	$3,667	$7,977	$43,228	$49,978

     All of the above intangible assets were acquired in the RSI acquisition (Note 3). Customer relationships have estimated lives of 30 years, customer arrangements have estimated lives of three years and non-compete agreements have estimated lives of up to nine years. Amortization expense related to intangible assets for the years ended June 30, 2007, 2006 and 2005 was $3,198, $5,150 and $5,682, respectively.
     As part of a September 2006 settlement agreement with a former employee, the carrying amount of a previously recorded non-compete agreement of $3,551 was written off. See Note 18.

     Estimated future amortization expense related to intangible assets is as follows:

Year Ended June 30,	Amount
2008	$3,164
2009	3,132
2010	3,044
2011	2,888
2012	2,763
Thereafter	28,237

Total	$43,228

7. Debt
     Debt consisted of the following at June 30, 2007 and 2006:

	June 30,
	2007	2006
Revolving credit facility	$—	$4,500

Long-term debt:
$300 million term loan	$122,034	$158,676
$150 million term loan	69,466	90,324

	191,500	249,000
Less: current portion	—	—

Long-term debt	$191,500	$249,000

     The total $191,500 balance of long-term debt matures in fiscal year 2013.
     On July 1, 2004, we entered into a secured bank credit agreement (“Credit Agreement”). The Credit Agreement currently consists of: (i) a $300,000 term loan due July 1, 2012, (ii) a $150,000 term loan due December 10, 2012 and (iii) a $90,000 revolving facility that matures July 1, 2010. At the inception of the Credit Agreement, we wrote off the remaining unamortized portion of deferred loan costs related to our prior credit agreement totaling approximately $5,583, which was recorded in our consolidated statement of operations for the year ended June 30, 2005 as interest expense. We have incurred $13,072 in fees related to this agreement that are being amortized as part of interest expense, using the effective interest method, over the lives of the respective loans and facility.
     The term loans bear interest at a variable rate at our election of either (a) LIBOR plus a margin ranging from 1.50% to 1.75% or (b) the Alternate Base Rate, defined as the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus a margin ranging from 0.50% to 0.75%. The margins are applied based on our leverage ratio, which is computed quarterly. At June 30, 2007, our interest rate on both term loans was 6.88%. We are subject to a commitment fee of 0.50% and letter of credit fees between 1.75% and 2.25% based on our leverage ratio.
     Advances made under the revolving facility bear interest at a variable rate at our election of either (a) LIBOR plus a margin ranging from 1.50% to 2.00% or (b) the Alternate Base Rate as defined, plus a margin ranging from 0.50% to 1.00%. The margins are applied based on our leverage ratio, which is computed quarterly. The borrowing availability under the revolving credit facility was $66,360 as of June 30, 2007 (after giving effect to outstanding standby letters of credit of $23,640).
     The Credit Agreement is secured by substantially all of our assets and contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, restricted payments, and a requirement to maintain certain financial ratios. Pursuant to the terms of the Credit Agreement, we may prepay any loans under the agreement in whole or in part without penalty. We made payments on the term loans in an aggregate amount of $57,500 and $159,000 in fiscal 2007 and 2006, respectively.

     Cash paid for interest expense totaled $16,134, $19,640 and $17,451 for the years ended June 30, 2007, 2006 and 2005, respectively. Interest costs capitalized for the year ended June 30, 2007 and 2006, were $134 and $188, respectively. No interest was capitalized during the fiscal year ended June 30, 2005.
8. Mandatorily Redeemable Preferred Stock
     Our Preferred Stock consisted of Series A preferred stock issued in April 2002. At June 30, 2004, 1,000 shares, no par value, were authorized, issued and outstanding. The holders of shares of the Preferred Stock were not entitled to receive dividends. Holders of the Preferred Stock did not have put rights and the Preferred Stock was not callable at the option prior to the stated redemption date except upon certain limited events. The Preferred Stock was mandatorily convertible upon an initial public offering at the liquidation value at the date of the offering.
     We incurred a charge of approximately $14,000 in 2005 related to the redemption of Series A Preferred Stock, which is included in interest expense in the consolidated statement of operations. We negotiated the redemption value of the Series A Preferred Stock with the holders in an arm’s-length transaction. This transaction allowed us to simplify our capital structure and eliminate the effect on future earnings from annual adjustments to the redemption value of the Preferred Stock. The Preferred Stock was issued with a base value of $45 per share and was initially recorded at a fair value of $17,500, as determined by us. Based on the original valuation and the potential negative impact on the net income due to annual adjustments to the redemption value, we determined that the $20,000 redemption value was fair and reasonable.
9. Derivative Instruments and Comprehensive Income
     During the year ended June 30, 2005, we entered into an interest rate swap and an interest rate cap agreement with two banks to manage our interest rate risk. These agreements matured in January 2007. In accordance with the provisions of SFAS 133, these agreements did not meet the criteria to qualify for hedge accounting and were marked to market and included on the balance sheet at fair value. We recognized a (loss) gain on the change in fair value of the derivatives of ($345), $86, and $361 included in interest expense in the consolidated statement of operations for the years ended June 30, 2007, 2006 and 2005, respectively.
     We have a large fleet of vehicles and equipment that primarily use diesel fuel and, as a result, we have market risk for changes in the prices of diesel fuel. If diesel prices rise, our gross profit and operating income would be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers. We have entered into two separate diesel fuel swap agreements to manage exposure to diesel fuel price volatility. These derivative financial instruments are not entered into for trading or speculative purposes.
     We did not elect to apply hedge accounting for the first diesel fuel swap, entered into in May 2006. This swap is marked to market and included on the balance sheet at fair value. Realized and unrealized gains and losses are recognized in cost of operations. We recognized a gain (loss) on the change in fair value of the May 2006 swap of $34 and ($99) included in cost of operations in the consolidated statements of operations for the years ended June 30, 2007 and 2006, respectively. The fair value of the May 2006 swap at June 30, 2007 was ($64) and is reflected on the balance sheet in other current liabilities. The May 2006 swap expires in February 2008.
     The second diesel fuel swap, entered into in October 2006, qualified for hedge accounting and was designated as a cash flow hedge. This swap is marked to market and included on the balance sheet at fair value. The effective portions of changes in the fair value of the swap are recorded in other comprehensive income (“OCI”) and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in cost of operations. The October 2006 swap expires in February 2008.
     During the year ended June 30, 2007, the net loss recognized in cost of operations in the statement of operations representing cash flow hedge ineffectiveness was ($1). The fair value of the October 2006 swap at June 30, 2007 was ($13) and it is reflected on the balance sheet in other current liabilities.
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

10. Income Taxes
     Income tax expense in income from continuing operations consisted of the following:

	Years Ended June 30,
	2007	2006	2005
Current	$18,200	$27,895	$2,551
Deferred	(6,243)	(5,571)	5,918

Total	$11,957	$22,324	$8,469

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows:

	June 30,
	2007	2006
Deferred tax liabilities:
Tax over book depreciation	$(67,042)	$(71,364)
Tax over book amortization	(11,330)	(13,411)
Other	(299)	(524)

Total deferred tax liabilities	(78,671)	(85,299)

Deferred tax assets:
Deferred compensation	5,023	8,332
Self-insurance accruals	13,463	10,619
Accrued vacation	2,277	2,374
Other	4,282	4,101

Total deferred tax assets	25,045	25,426

Net deferred tax liabilities	$(53,626)	$(59,873)

     The balance sheet classification of deferred income taxes is as follows:

	June 30,
	2007	2006
Current assets	$13,633	$12,460
Non-current liabilities	(67,259)	(72,333)

Net deferred tax liabilities	$(53,626)	$(59,873)

     The differences between the income tax expense and the amounts computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	Years Ended June 30,
	2007		2006		2005
Computed tax at federal statutory rate	$10,610	35.0%	$19,843	35.0%	$1,849	35.0%
State income taxes, net of federal benefit	1,269	4.2%	2,352	4.2%	875	16.6%
Accretion of preferred stock	—	—	—	—	4,967	94.0%
Allowance for income tax uncertainties	150	0.5%	300	0.5%	600	11.4%
Permanent differences	78	0.2%	(35)	(0.1)%	312	5.9%
Credits and other	(150)	(0.5)%	(136)	(0.2)%	(134)	(2.6)%

Net income tax expense	$11,957	39.4%	$22,324	39.4%	$8,469	160.3%

     Cash paid for income taxes totaled $8,041, $21,233 and $10,681 for the years ended June 30, 2007, 2006 and 2005, respectively.
11. Employee Benefit Plans
     We sponsor a defined contribution plan that covers all full-time employees who have completed a minimum of two months of employment. Contributions relating to the defined contribution plan will be made based upon the plan’s provisions. Additional amounts may be contributed at the option of our board of directors. Our contributions were $2,151, $2,095 and $2,186 for the years ended June 30, 2007, 2006 and 2005, respectively.
12. Stock-Based Compensation
Overview
     In connection with our IPO, we adopted the 2005 Omnibus Compensation Plan (the “2005 Plan”) in July 2005. The 2005 Plan authorizes our Board of Directors to grant various types of awards to directors, officers, employees and consultants, including stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, cash incentive awards, deferred share units and other equity-based or equity-related awards. To date all equity awards under the 2005 Plan have consisted of nonqualified stock options and restricted stock.
     Subject to adjustment as provided below, the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2005 Plan is 1,750, of which the maximum number of shares that may be delivered pursuant to incentive stock options granted and restricted stock awards is 500 and 450, respectively. We have a policy of issuing new shares to satisfy option exercises.
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
     We also maintain stock option plans that were adopted in 2002 (the “2002 Plans”), under which stock options were granted to key employees, officers and directors. Option grants under the 2002 Plans were at a price of no less than the fair market value of the underlying stock at the date of grant, generally vest over a four-year period, and have a term of ten years. Certain options granted under the 2002 Plans, in accordance with their terms, fully vested upon completion of the IPO transaction in August 2005. We do not intend to make additional grants under the 2002 Plans.
     We recorded non-cash expense related to our stock-based compensation plans of $2,629, $3,242 and $2,432 for the years ended June 30, 2007, 2006 and 2005, respectively. During the year ended June 30, 2005 we also recorded approximately $4,200 in expense related to the repurchase of stock options in connection with the 2004 Recapitalization (Note 4). The total income tax benefit associated with non-cash stock compensation expense was $1,027, $1,266 and $953 for the years ended June 30, 2007, and 2006 and 2005, respectively. As of June 30, 2007, there were 815 shares available for future issuance under our stock-based compensation plans.
Stock Options
     For purposes of determining compensation expense for stock option awards, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model for options granted during fiscal 2007, 2006 and 2005 were as follows:

	Years ended June 30,
	2007	2006	2005
Dividend yield	—	—	—
Risk-free interest rate	4.64% - 4.92%	4.06% - 5.05%	3.75%
Expected volatility	0.29 - 0.30	0.29	0.45
Expected life	5.0 - 6.5 years	6.5 years	6.0 years
     The dividend yield assumption is based on our current intent not to issue dividends. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Expected volatility is based on the average long-term implied volatilities of peer companies as we have limited trading history beginning July 27, 2005 to present. We are currently using the simplified method to calculate expected holding periods as provided for under

SAB No. 107, which is based on the average of the ten-year term of the options and the weighted-average graded vesting period.
     A summary of stock option activity for the year ended June 30, 2007, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(years)	Value
Options outstanding, June 30, 2006	2,966	$8.12
Exercised	(344)	5.67
Forfeited	(223)	11.14
Granted	345	17.92

Options outstanding, June 30, 2007	2,744	$9.41	6.9	$36,655

Options vested and expected to vest, June 30, 2007	2,616	$9.23	6.9	$35,429

Options exercisable, June 30, 2007	1,421	$5.89	5.8	$23,977

     The weighted-average grant-date fair value of options granted during fiscal 2007, 2006 and 2005 was $7.06, $5.53 and $2.21, respectively. The total intrinsic value of options exercised during fiscal 2007 and 2006 was $3,722 and $10,717, respectively. No options were exercised during fiscal 2005.
     As of June 30, 2007, there was $5,058 of unrecognized compensation cost related to outstanding stock options which is expected to be recognized over a weighted-average period of 3.1 years.
     Cash received from option exercises for the years ended June 30, 2007 and 2006 was $1,952 and $3,842, respectively. No options were exercised during fiscal 2005. The actual tax benefit realized from option exercises totaled $1,500 and $4,024 for the years ended June 30, 2007 and 2006, respectively.
Other Stock-Based Compensation
     A summary of non-vested restricted stock activity for the year ended June 30, 2007 is presented below:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Non-vested shares, June 30, 2006	369	$10.72
Granted	62	$15.62
Vested	(6)	$17.31
Forfeited	(122)	$8.66

Non-vested shares, June 30, 2007	303	$12.60

     As of June 30, 2007, there was $2,197 of unrecognized compensation cost related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.9 years. The total fair value of shares vested during the years ended June 30, 2007 and 2006 was $117 and $23, respectively. No shares vested during fiscal 2005.
     In addition, we recorded non-cash compensation expense of $250 in each of the years ended June 30, 2007 and 2006, related to an annual bonus of unrestricted and fully vested shares of common stock granted to our Chief Executive Officer pursuant to his employment agreement.

Employee Stock Purchase Plans
     In January 2005, we adopted an employee stock plan that enabled our eligible employees and our affiliates to subscribe to purchase shares of common stock. The employee stock plan provided for a maximum of 959 shares of common stock authorized for issuance and sale or maximum total purchases of $5,000. On January 31, 2005, pursuant to the employee stock plan, we sold 599 shares of common stock for a total of $5,000, or deemed fair value of $8.35 per share, to various employees and members of management. We do not anticipate that any additional shares will be issued under this plan in the future.
     In September 2005, we adopted an Employee Stock Purchase Plan (the “ESPP”) that was approved by shareholders in December 2005. Under the ESPP, shares of our common stock are purchased during offerings commencing on January 1 of each year. The first offering period under the ESPP commenced on January 1, 2006. Shares are purchased at three-month intervals at 95% of the fair market value on the last trading day of each three-month purchase period. Employees may purchase shares having a value not exceeding 20% of their annual compensation, or $25, whichever is less. During the fiscal year ended June 30, 2007, employees purchased 42 shares at an average price of $16.45 per share. During the fiscal years ended June 30, 2006, employees purchased 24 shares at an average price of $19.10 per share. At June 30, 2007, 434 shares of common stock were reserved for future issuance under the ESPP.
Fair Value of Equity Instruments
     The fair value of the common stock underlying the options granted to employees in October 2004 was determined to be $6.51 per share. The value was the same as that at which certain shareholders of Red Simpson and we purchased shares of the common stock in connection with the Red Simpson acquisition, which value was determined based on arm’s-length negotiations with a third party, see Note 3.
     In January 2005, we sold common stock to various members of management and other employees through the ESPP Plan, as discussed above. The fair value was determined to be $8.35 per share based upon applying a market approach. The increase in value was primarily due to the increase in operating results from the significant storm restoration revenues for the six months ended December 31, 2004 and significant debt prepayments using the cash generated by that storm work. In addition, the positive operating results from the recent acquisition of Red Simpson contributed to the increase in value. In May 2005, we received a third-party valuation as of January 2005, which confirmed a value substantially similar to the value at which the common stock was sold in January 2005.
Pro Forma Disclosure
     Prior to July 1, 2005, we accounted for stock-based compensation using the intrinsic value method as prescribed by APB 25. The following table illustrates the effect on the reported net loss as if we had applied the fair value recognition provisions of SFAS No. 123 for the year ended June 30, 2005:

Net loss, as reported	$(3,186)
Add: Stock-based employee compensation expense included in reported net loss, net of related income tax effects	2,985
Less: Stock-based employee compensation expense determined under fair value based method, net of related income tax effects	(1,880)

Pro forma net loss	$(2,081)

Net loss — basic and diluted, as reported	$(0.11)

Net loss — basic and diluted, pro forma	$(0.08)

13. Earnings Per Share
     The following table sets forth the calculations of basic and diluted earnings (loss) per share:

	Year Ended June 30,
	2007	2006	2005

Basic:
Net income (loss)	$18,357	$34,369	$(3,186)

Weighted average common shares	32,416	31,023	27,709

Basic earnings (loss) per share	$0.57	$1.11	$(0.11)

Diluted:
Net income (loss)	$18,357	$34,369	$(3,186)

Weighted average common shares	32,416	31,023	27,709
Potential common stock arising from stock options and restricted stock	950	1,229	—

Weighted average common shares — diluted	33,366	32,252	27,709

Diluted earnings (loss) per share	$0.55	$1.07	$(0.11)

     Outstanding options to purchase approximately 298 and 973 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended June 30, 2007 and 2006, respectively, because they were anti-dilutive. Because Pike reported a loss for the year ended June 30, 2005, all outstanding restricted stock and stock options were excluded from the calculation of diluted loss per share for the year, as their effect would have been anti-dilutive.
14. Leases
     We lease various technology hardware, real estate used as satellite offices and storage facilities, and two airplanes under operating leases with terms ranging from one to ten years. We also rent various vehicles and equipment on short-term, month-to-month leases. At June 30, 2007, the future minimum lease payments under the operating leases are as follows:

2008	$2,247
2009	1,928
2010	1,888
2011	1,834
2012	1,744
Thereafter	5,016

$14,657

     Rent expense related to operating leases was approximately $3,083, $2,723 and $3,820 for the years ended June 30, 2007, 2006 and 2005, respectively. We do not have any leases that are classified as capital leases for any of the periods presented in these financial statements.
15. Deferred Compensation
     In connection with the acquisition of Red Simpson on July 1, 2004 (Note 3), we agreed to pay, as part of the purchase price, $26,000 in deferred compensation over a two-year period. We also agreed to pay an additional $29,100 in deferred compensation over four years if the employees continued their employment.
     In May 2005, the deferred compensation plan was amended to eliminate the future service requirement and fully vest the benefits under the plan. The amendment provides that, if an employee continues to be employed, dies, becomes disabled, retires, or is terminated for other than “cause” as defined in the amendment, the amounts under the deferred compensation plan will be paid out in accordance with the original four-year payment term. Generally under the amendment, if an employee voluntarily terminates or is terminated for cause, then any remaining unpaid amounts under the deferred compensation plan are paid out on the fifteenth anniversary (2019) of the initial payment date plus interest. The interest rate is to be determined by us based upon a risk-free interest rate plus a margin reflecting an appropriate risk premium. Generally under the amendment, if an employee is terminated for “specified cause”, as defined in the amendment, then all unpaid amounts under the deferred compensation plan are forfeited. As a result of the amendment we recorded additional deferred compensation expense of approximately $18,000 in the fourth quarter of fiscal 2005. Total deferred compensation expense recorded for the year ended June 30, 2005, including the accrual of expense prior to the elimination of the future service requirement, was $23,546.
     Also in connection with the acquisition of Red Simpson, we agreed to permit two members of Red Simpson’s management to convert an aggregate of approximately $3,300 of unvested deferred compensation into shares of restricted common stock valued at approximately $2,000. In connection with this transaction, we recognized compensation expense of approximately $1,300 for the year ended June 30, 2005, equal to the excess of the accelerated deferred compensation amount over the fair value of the stock acquired by those persons.
     For the year ended June 30, 2007, due to forfeitures, we recorded deferred compensation income of $633. Also during the year ended June 30, 2007, as part of a settlement agreement relating to a non-compete agreement, we recorded a $2,537 reduction in the deferred compensation liability (see Note 18). No deferred compensation expense or income was recorded for the year ended June 30, 2006. Accretion of interest on deferred compensation liabilities was $1,295, $678 and $-0- for the years ended June 30, 2007, 2006 and 2005, respectively, and is included in interest expense on the consolidated statements of operations.
     The following table sets forth the approximate amounts of deferred compensation remaining to be paid in each of the five years ended June 30 and thereafter:

2008	$3,643
2009	3,868
2010	1,388
2011	—
2012	—
Thereafter	8,880

Total	17,779
Less amount representing interest	(4,920)

Present value of expected payments	12,859
Less current portion	(3,544)

Deferred compensation, net of current portion	$9,315

16. Financial Instruments
Concentrations of Credit Risk
     Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of accounts receivable and work completed not billed. Due to the high-credit quality of our customers, credit risk relating to accounts receivable is limited and credit losses have generally been within management’s estimates. We perform periodic credit evaluations of our customers’ financial condition, but generally do not require collateral. Duke Energy accounted for approximately 15.6%, 14.7%, and 12.0% of our total revenues for fiscal 2007, 2006 and 2005, respectively. For fiscal 2005, Florida Power & Light accounted for approximately 12.0% of our total revenues as a result of significant storm restoration revenues. We had accounts receivable from one customer of $9,902 and $10,608 at June 30, 2007 and 2006.
     At June 30, 2007 and 2006, we had cash in excess of federally insured limits with a financial institution of approximately $1,367 and $3,291, respectively.

Off-Balance Sheet Risk
       At June 30, 2007 and 2006, we had letters of credit outstanding totaling $23,640 and $27,580, respectively, as required by our workers’ compensation, general liability and vehicle liability insurance providers and to the surety bond holder.
Fair Value of Financial Instruments
       The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The carrying value of our debt approximates fair value based on the market-determined, variable interest rates. Derivative carrying amounts also approximate fair values as the carrying amounts are determined based upon market rates.
17. Related Party Transactions and Agreements
Stockholders Agreement
       We, LGB Pike II LLC, an affiliated company, and certain other stockholders are parties to a stockholders agreement. The stockholders agreement covers matters of restrictions on transfers of common stock, corporate governance and registration rights, as described below.
Restrictions on Transfer of Shares. Under the terms of the stockholders agreement, each stockholder agreed not to transfer or sell any shares of common stock unless such transfer or sale is pursuant to an effective registration statement or unless consented to by us.
Corporate Governance. The stockholders agreement provides that J. Eric Pike, our current Chairman, Chief Executive Officer and President (“CEO”), will have the right to occupy one seat on the board of directors so long as he is the CEO and controls at least 1,322 shares of our common stock. So long as Mr. Pike has the right to a seat on the board of directors, then LGB Pike II LLC and any affiliate of LGB Pike II LLC agrees to vote in favor of Mr. Pike’s election as a director.
Registration Rights. The stockholders agreement provides that LGB Pike II LLC and its affiliates and the other stockholders party to the stockholders agreement, including certain of our named executive officers, have registration rights with respect to their stock. LGB Pike II LLC and its affiliates have the right to require us to effect additional registration statements, or “demand registrations,” covering shares of our common stock they hold. On September 7, 2006, we filed such a shelf registration statement on Form S-3 registering 8,000 shares of our common stock held by LGB Pike II LLC. This shelf registration statement was declared effective by the SEC on September 20, 2006. In addition to its rights with respect to demand registrations, each of LGB Pike II LLC and its affiliates and the other stockholders party to the stockholders agreement have “piggyback” registration rights. If we propose to register any of its securities for sale for its own account, other than a registration in connection with an employee benefit or similar plan or an exchange offer, we will be required to give each party to the stockholders agreement the opportunity to participate in such registration.
Management Agreement
       On June 15, 2005, we agreed to terminate the management advisory services agreement with Goldberg Lindsay & Co. LLC, an affiliate of Lindsay Goldberg & Bessemer for aggregate consideration of $4,000 which was paid at the completion of our initial public offering on August 1, 2005.
18. Commitments and Contingencies
Litigation
       We are from time to time party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, separately or in the aggregate, would be expected to have a material adverse effect on our results of operations or financial position.
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
Performance Bonds
     In certain circumstances we are required to provide performance bonds in connection with our contractual commitments. We have indemnified the surety for any expenses that may be paid out under these performance bonds. At June 30, 2007, we had an outstanding letter of credit of $4,000 to provide collateral to the surety. At June 30, 2007 the total amount of outstanding performance bonds was approximately $31,671.
19. Quarterly Data—Unaudited
     The following table presents the quarterly operating results for the years ended June 30, 2007 and 2006:

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
Fiscal 2007:
Revenues	$149,855	$148,369	$154,272	$144,341
Gross profit	19,740	24,512	27,521	25,641
Net income	1,602	5,220	5,964	5,571
Basic earnings per share	$0.05	$0.16	$0.18	$0.17
Diluted earnings per share	$0.05	$0.16	$0.18	$0.17

Fiscal 2006:
Revenues	$218,431	$195,725	$157,202	$156,112
Gross profit	48,655	39,434	17,300	22,834
Net income	17,515	13,571	288	2,995
Basic earnings per share	$0.61	$0.43	$0.01	$0.09
Diluted earnings per share	$0.58	$0.41	$0.01	$0.09
     Earnings per share amounts for each quarter are required to be computed independently. As a result their sum may not equal the total year basic and diluted earnings per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There are no changes in accountants or disagreements with accountants on accounting principles and financial disclosures required to be disclosed in this Item 9.
ITEM 9A.	CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the chief executive officer (“CEO”), and chief financial officer (“CFO”), of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective for the purpose of providing reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
     See page 35 for “Management’s Report on Internal Control over Financial Reporting.” See page 37 for the “Report of Independent Registered Public Accounting Firm.”
     There has been no change in our internal control over financial reporting during fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.	OTHER INFORMATION
     Not applicable.
Part III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     For information with respect to our executive officers, see “Executive Officers” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to our Directors, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Board of Directors Information — Board Committees” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.
     We have adopted a written code of conduct, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act (the “Code of Ethics”). The Code of Ethics applies to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and any other person performing similar functions. The Code of Ethics is available on our website at www.pike.com. We intend to disclose any substantive amendments to, or waivers from, our Code of Ethics on our website or in a report on Form 8-K.
     There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since October 27, 2006, which is the date of our last proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION
     For information with respect to executive and director compensation, see the “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee” and “The Board of Directors — Director Compensation” sections of the Proxy Statement for the 2007 Annual Meeting of Stockholders, which are incorporated herein by reference.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     For information with respect to security ownership of certain beneficial owners and management, see the “Security Ownership of Certain Beneficial Owners and Management” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders, which are incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Securities Authorized for Issuance under our Equity Compensation Plan” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     For information with respect to certain relationships and related transactions, see the “Certain Relationships and Related Party Transactions” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “The Board of Directors — Director Independence” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders regarding director independence, which are incorporated herein by reference.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     For information with respect to principal accountant fees and services, see the “Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein by reference.

Part IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)	Financial Information
(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedule: See “Schedule II — Valuation and Qualifying Accounts” of this Form 10-K.

(3)	Exhibits See (b) below.
b)	Exhibits

See Exhibit Index on page 64.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE ELECTRIC CORPORATION (Registrant)
Date: August 31, 2007	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Eric Pike J. Eric Pike	Chairman, Chief Executive Officer and President	August 31, 2007

/s/ Anthony K. Slater Anthony K. Slater	Chief Financial Officer	August 31, 2007

/s/ Gary D. Waldman	Chief Accounting Officer	August 31, 2007
Gary D. Waldman

/s/ Charles E. Bayless Charles E. Bayless	Director	August 31, 2007

/s/ Adam P. Godfrey Adam P. Godfrey	Director	August 31, 2007

/s/ James R. Helvey III James R. Helvey III	Director	August 31, 2007

/s/ Robert D. Lindsay Robert D. Lindsay	Director	August 31, 2007

/s/ Daniel J. Sullivan Daniel J. Sullivan	Director	August 31, 2007

/s/ Louis F. Terhar Louis F. Terhar	Director	August 31, 2007

SCHEDULE II
PIKE ELECTRIC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30 2007, 2006 AND 2005

	Balance at	Charged to
	Beginning of	Revenue or			Balance at End
Description	Period	Expense	Deductions		of Period
	(in thousands)
Year ended June 30, 2007:
Allowance for doubtful accounts	$2,432	$520	$(2,010	) (1)	$942
Insurance claim reserve	32,306	29,317	(24,060	) (2)	37,563

Year ended June 30, 2006:
Allowance for doubtful accounts	$236	$4,133	$(1,937	) (1)	$2,432
Insurance claim reserve	18,422	41,407	(27,523	) (2)	32,306

Year ended June 30, 2005:
Allowance for doubtful accounts	$—	$2,816	$(2,580	) (1)	$236
Insurance claim reserve	7,501	47,124	(36,203	) (2)	18,422

(1)	Represents uncollectible accounts written off, net of recoveries.

(2)	Represents claim payments for self-insured claims.

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

3.1	Certificate of Incorporation of Pike Electric Corporation (Incorporated by reference to Exhibit 3.1 on our Registration Statement on Form S-1/A filed July 11, 2005)

3.2	Bylaws of Pike Electric Corporation (Incorporated by reference to Exhibit 3.2 on our Registration Statement on Form S-1/A filed July 11, 2005)

4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.1*	2005 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.2*	2002 Stock Option Plan A (Incorporated by reference to Exhibit 10.2 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.3*	2002 Stock Option Plan B (Incorporated by reference to Exhibit 10.3 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.4	Amended and Restated Credit Agreement, dated as of July 1, 2004, among Pike Holdings, Inc., Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.4 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.5	First Amendment to the Amended and Restated Credit Agreement, dated as of December 10, 2004, among Pike Holdings, Inc., Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.5 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.6	Stockholders Agreement, dated April 18, 2002, among Pike Holdings, Inc., LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.6 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.7	Management Advisory Services Agreement, dated April 18, 2002, between Pike Electric, Inc. and Goldberg Lindsay & Co. LLC (Incorporated by reference to Exhibit 10.7 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.8	Amendment Agreement, dated as of July 1, 2004, to the Management Advisory Services Agreement, dated April 18, 2002, between Pike Electric, Inc. and Goldberg Lindsay & Co. LLC (Incorporated by reference to Exhibit 10.8 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.9*	Amended and Restated Employment Agreement, dated as of July 20, 2005, between J. Eric Pike and Pike Electric Corporation (Incorporated by reference to Exhibit 10.9 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.10*	Letter Agreement, dated as of March 15, 2002, between Joe B. Pike and LGB Pike LLC (Incorporated by reference to Exhibit 10.10 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.11	Second Amendment to the Amended and Restated Credit Agreement, dated as of June 27, 2005, among Pike Holdings, Inc., Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.11 on our Registration Statement on Form S-1/A filed July 11, 2005)

10.12	Termination Agreement, dated as of June 23, 2005, between Pike Electric, Inc. and Goldberg Lindsay & Co. LLC (Incorporated by reference to Exhibit 10.12 on our Registration Statement on Form S-1/A filed July 11, 2005)

10.13	Addendum, dated June 13, 2005, to the Stockholders Agreement dated April 18, 2002, among Pike Holdings, Inc., LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.13 on our Registration Statement on Form S-1/A filed July 11, 2005)

EXHIBIT
NO.	DESCRIPTION

10.14*	2005 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.15 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.15*	Amendment, dated July 21, 2005, to the Stockholders Agreement dated April 18, 2002, among Pike Electric Corporation as successor to Pike Holdings, Inc., LGB Pike II LLC as successor to LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.16 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.16	Third Amendment to the Amended and Restated Credit Agreement, dated as of December 9, 2005, among Pike Holdings, Inc., Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed December 13, 2005)

10.17	Revolving Commitment Increase Agreement, dated December 12, 2005, by and between Pike Electric, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed December 13, 2005)

10.18	Revolving Commitment Increase Agreement, dated December 12, 2005, by and between Pike Electric, Inc. and First Tennessee Bank, National Association (Incorporated by reference to Exhibit 10.3 on our Form 8-K filed December 13, 2005)

10.19	Fourth Amendment to the Amended and Restated Credit Agreement, dated February 28, 2006, among Pike Electric Corporation, Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 10-Q filed May 12, 2006)

10.20*	Employment Agreement, dated October 10, 2006, by and between James R. Fox, Pike Electric, Inc. and Pike Electric Corporation (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed October 10, 2006)

10.21*	Employment Agreement, dated October 10, 2006, by and between Anthony K. Slater, Pike Electric, Inc. and Pike Electric Corporation (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed October 10, 2006)

10.22*	Separation Agreement and General Release, dated October 31, 2006, by and between Mark Castaneda and Pike Electric, Inc. (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed November 6, 2006)

10.23	Fifth Amendment to the Amended and Restated Credit Agreement, dated as of December 9, 2005, among Pike Holdings, Inc., Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed November 16, 2006)

10.24*	Employment Agreement, dated November 20, 2006, by and between Audie Simmons, Pike Electric, Inc. and Pike Electric Corporation (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed November 27, 2006)

10.25*	Employment Agreement, dated November 27, 2006, by and between Mark P. Thomson, Pike Electric, Inc. and Pike Electric Corporation (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed November 30, 2006)

21.1	List of subsidiaries of Pike Electric Corporation (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Indicates a management contract or compensatory plan or arrangement.