Form 10-Q
period 2007-09-30
Pike Electric CORP
filed 2007-11-08
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
Large accelerated filer  ☐       Accelerated filer  ☑       Non-accelerated filer  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☑
     As of November 2, 2007, there were 33,105,296 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

INDEX

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September	June 30,
	30, 2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56	$1,467
Accounts receivable from customers, net	57,760	59,603
Work completed not billed	47,634	44,527
Inventories	8,772	8,535
Prepaid expenses and other	4,885	6,219
Deferred income taxes	14,129	13,633

Total current assets	133,236	133,984
Property and equipment, net	257,270	267,740
Goodwill	94,402	94,402
Other intangibles, net	42,438	43,228
Deferred loan costs, net	3,948	4,482
Other assets	1,661	1,661

Total assets	$532,955	$545,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,294	$8,503
Accrued compensation	20,570	20,597
Accrued expenses and other	4,460	4,447
Income taxes payable	4,624	6,146
Current portion of deferred compensation	4,553	3,544
Current portion of insurance and claim accruals	26,503	26,669
Revolving credit facility	2,000	—

Total current liabilities	72,004	69,906
Long-term debt, net of current portion	173,700	191,500
Insurance and claim accruals, net of current portion	10,766	10,894
Deferred compensation, net of current portion	5,662	9,315
Deferred income taxes	66,110	67,259
Other liabilities	590	562
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 shares authorized; 33,105 and 32,916 shares issued and outstanding at September 30, 2007 and June 30, 2007, respectively	6,426	6,426
Additional paid-in capital	145,577	142,849
Accumulated other comprehensive income (loss)	43	(8)
Retained earnings	52,077	46,794

Total stockholders’ equity	204,123	196,061

Total liabilities and stockholders’ equity	$532,955	$545,497

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2007	2006
Revenues	$139,735	$149,855
Cost of operations	116,457	130,115

Gross profit	23,278	19,740
General and administrative expenses	10,311	11,556
Loss on sale of property and equipment	45	367

Income from operations	12,922	7,817
Other expense (income):
Interest expense	4,372	5,178
Other, net	(60)	(58)

Total other expense	4,312	5,120

Income before income taxes	8,610	2,697
Income tax expense	3,327	1,095

Net income	$5,283	$1,602

Earnings per share:
Basic	$0.16	$0.05

Diluted	$0.16	$0.05

Shares used in computing earnings per share:
Basic	32,696	32,221

Diluted	33,671	33,221

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$5,283	$1,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,562	8,954
Non-compete litigation settlement	—	3,551
Non-cash interest expense	924	947
Deferred income taxes	(1,679)	(633)
Loss on sale of property and equipment	45	367
Equity compensation expense	605	272
Excess tax benefit from stock-based compensation	(957)	—
Changes in operating assets and liabilities:
Accounts receivable and work completed not billed	(1,264)	8,083
Inventories, prepaid expenses and other	425	(1,514)
Insurance and claim accruals	(296)	8,554
Accounts payable and other	514	2,254
Deferred compensation	(3,035)	(9,331)

Net cash provided by operating activities	10,127	23,106

Cash flows from investing activities:
Purchases of property and equipment	(1,772)	(14,457)
Net proceeds from sale of property and equipment	4,098	2,397

Net cash provided by (used in) investing activities	2,326	(12,060)

Cash flows from financing activities:
Principal payments on long-term debt	(17,800)	(5,000)
Draws (repayments) on revolving credit facility, net	2,000	(4,500)
Net proceeds from sale of common stock	979	823
Equity compensation tax benefit	957	—

Net cash used in financing activities	(13,864)	(8,677)

Net (decrease) increase in cash and cash equivalents	(1,411)	2,369
Cash and cash equivalents beginning of year	1,467	3,391

Cash and cash equivalents end of period	$56	$5,760

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2007 and 2006
(In thousands, except per share amounts)
1. Basis of Presentation
     The accompanying condensed consolidated financial statements of Pike Electric Corporation and its wholly-owned subsidiaries (“Pike,” “Pike Electric,” “we,” “us,” and “our”) are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management these financial statements include all adjustments (consisting of normal recurring adjustments) that are considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The balance sheet at June 30, 2007 has been derived from our audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with our financial statements and related notes included our report on Form 10-K for the year ended June 30, 2007.
2. Business
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
     We monitor revenue by two categories of services: core powerline and storm restoration. We use this breakdown because core powerline services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs. Storm restoration revenues represent additional revenue opportunities that depend on weather conditions.
     The following table sets forth our revenue by category of service for the periods indicated:

	Three Months Ended
	September 30,
	2007		2006
Core powerline services	$134,873	96.5%	$137,568	91.8%
Storm restoration services	4,862	3.5%	12,287	8.2%

Total	$139,735	100.0%	$149,855	100.0%

3. Stock-Based Compensation
     Compensation expense related to stock-based compensation plans was $605 and $272 for the three months ended September 30, 2007 and September 30, 2006, respectively. Impacting the expense for the 2006 quarter was the reversal of $293 of previously recognized stock compensation expense related to the settlement of litigation.
     The income tax benefit recognized for stock-based compensation arrangements was approximately $237 and $106 for the three months ended September 30, 2007 and September 30, 2006, respectively.

4. Earnings Per Share
     The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2007	2006
Basic:
Net income	$5,283	$1,602

Weighted average common shares	32,696	32,221

Basic earnings per share	$0.16	$0.05

Diluted:
Net income	$5,283	$1,602

Weighted average common shares	32,696	32,221
Potential common stock arising from stock options and restricted stock	975	1,000

Weighted average common shares — diluted	33,671	33,221

Diluted earnings per share	$0.16	$0.05

     Outstanding options and restricted stock awards equivalent to 367 and 1,016 shares of common stock were excluded from the calculation of diluted earnings per share for the quarter ended September 30, 2007 and 2006, respectively, because they were anti-dilutive.
5. Income Taxes
     Effective income tax rates of 38.6% and 40.6% for three months ended September 30, 2007 and September 30, 2006, respectively, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes.
     Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). The adoption of FIN 48 did not have any impact on the total liabilities or stockholders’ equity of Pike. At the date of adoption, Pike had approximately $600 in liabilities associated with uncertain tax positions, substantially all of which would impact our effective tax rate if recognized.
     Our policy is to recognize interest and penalties related to income tax matters in the income tax provision. As of September 30, 2007, there were no significant amounts accrued for interest or penalties related to uncertain income tax positions.
     The Internal Revenue Service has completed its examinations of Pike’s income tax returns through the year ended June 30, 2004 and no significant adjustments have been proposed. The Internal Revenue Service is currently examining the returns for the years ended June 30, 2005 and 2006. Various years remain subject to examination by state taxing authorities.
6. Comprehensive Income
     We have entered into two separate diesel fuel swap agreements to manage exposure to diesel fuel price volatility. We did not elect to apply hedge accounting for the first swap, entered into in May 2006. This swap is marked to market and included on the balance sheet at fair value. Realized and unrealized gains and losses are recognized in cost of operations. The May 2006 Swap expires in February 2008.

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
     The net derivative income recorded in OCI will be reclassified into earnings over the term of the underlying cash flow hedge. The amount that will be reclassified into earnings will vary depending upon the movement of the underlying diesel fuel prices. As diesel fuel prices decrease, the charge to earnings will increase. Conversely, as diesel fuel prices increase, the charge to earnings will decrease.
     The components of comprehensive income, net of tax, were as follows for the periods presented below:

	Three Months Ended
	September 30,
	2007	2006
Net income	$5,283	$1,602
Diesel fuel hedge	51	—

Comprehensive income	$5,334	$1,602

7. Commitments and Contingencies
  Litigation
     We are, from time to time, a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations or financial position.
  Performance Bonds
     In certain circumstances we are required to provide performance bonds in connection with our contractual commitments. We have indemnified the surety for any expenses that may be paid out under these performance bonds. At September 30, 2007 we had an outstanding letter of credit of $4,000 to provide collateral to the surety, and the total amount of outstanding performance bonds was $33,735.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on August 31, 2007 and is available on the SEC’s website at www.sec.gov. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Uncertainty of Forward-Looking Statements and Information.”
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
     We monitor our revenues by the two categories of services we provide: core powerline and storm restoration. We use this breakdown because core powerline services represent our ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs and new construction projects. Storm restoration revenues represent additional revenue opportunities that depend on weather conditions. Although storm restoration services can generate significant revenues, their unpredictability is demonstrated by comparing our revenues from those services in the last six fiscal years which have ranged from 2.6% to 25.5% of total revenues. For the three months ended September 30, 2007 and 2006, storm restoration activity resulted in revenues of $4.8 million and $12.3 million, respectively.
     The following table sets forth our revenues by category of service for the periods indicated (dollars in millions):

	Three Months Ended
	September 30,
	2007		2006
Core powerline services	$134.9	96.5%	$137.6	91.8%
Storm restoration services	4.8	3.5%	12.3	8.2%

Total	$139.7	100.0%	$149.9	100.0%

Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make certain estimates and assumptions for interim financial information that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and other intangible assets, asset lives and salvage values used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies, litigation and stock-based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended June 30, 2007 for further information regarding our critical accounting policies and estimates.

Operational and Other Factors
     Although we benefit from general industry trends, we are subject to various operational and other factors that can affect our business and results of operations. To mitigate the effects of these factors, we focus on elements of our business we can control, including excellent customer service, safety and employee development and cost control. The statements in this section are based on our current expectations. See “Uncertainty of Forward-Looking Statements and Information.” Certain of these operational and other factors that affect our business include the following:
•	When we add new customers and arrangements, we generally experience an increase in costs, including the costs of training and outfitting our crews and spending on equipment and specialized tools and supplies. Once the crews and equipment are fully utilized, our margins generally increase over the life of the arrangement

•	Industry-wide insurance costs for workmens’ compensation, medical and general liability could rise at a rate faster than our revenues. We have implemented several safety initiatives designed to reduce incident rates and corresponding insurance costs.

•	There are a limited number of skilled workers that can perform our work, and during historic periods of increased demand, labor costs have tended to increase. We are currently experiencing shortages of skilled personnel in certain markets. While shortages have caused our labor costs to increase, we historically have been able to obtain increases when we renegotiate rates with our customers to offset these cost increases.

•	Fuel costs may rise at a rate faster than our revenues. We have a large fleet of vehicles and equipment that primarily use diesel fuel. We have implemented bulk purchasing in certain areas to lower our fuel costs. In addition, we have entered into two diesel fuel swaps that cover, based on current volumes, approximately 30% of our diesel requirements through February 2008.
Results of Operations
     The following table sets forth selected statements of income data as approximate percentages of revenues for the periods indicated:

	Three Months Ended
	September 30,
	2007	2006
Revenues:
Core powerline services	96.5%	91.8%
Storm restoration services	3.5	8.2

Total	100.0%	100.0%
Cost of operations	83.3	86.8

Gross profit	16.7	13.2
General and administrative expenses	7.4	7.7
Loss on sale of property and equipment	—	0.3

Income from operations	9.3	5.2
Interest expense and other, net	3.1	3.4

Income before income taxes	6.2	1.8
Income tax expense	2.4	0.7

Net income	3.8%	1.1%

  Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Revenues. Revenues decreased 6.8%, or $10.2 million, to $139.7 million for the three months ended September 30, 2007 from $149.9 million for the three months ended September 30, 2006. The decrease was due to a $2.7 million decrease in powerline revenues and a $7.5 million decrease in storm restoration revenues compared to the prior fiscal year. Total billable hours decreased by 13.7% during the three months ended September 30, 2007 compared to the same period in the prior year. Our average revenue-producing headcount decreased 11.1% during the three months ending September 30, 2007 compared to the same period in the prior year. Billable hours and headcount decreased primarily due to our terminating certain services during our 2007 fiscal year that did not meet strategic goals, including right-of-way maintenance, and our exiting certain accounts that did not meet long-term profitability goals.
     Our core powerline revenues decreased 2.0% to $134.9 million for the three months ended September 30, 2007 from $137.6 million for the same period in the prior year. Core powerline revenue per man-hour increased 10.2%, offset by a reduction in billable man-hours of 11.0%. Core powerline revenues consist primarily of continued maintenance projects with existing customers.
     Our storm restoration revenues decreased 60.4% to $4.8 million for the three months ended September 30, 2007 from $12.3 million for the same period in the prior year. This decrease was primarily related to the lack of substantial storms in the three months ended September 30, 2007. Our storm restoration revenues are highly volatile and unpredictable.
     Gross Profit. Gross profit increased 17.9%, or $3.6 million, to $23.3 million for the three months ended September 30, 2007 from $19.7 million for the same period in the prior year. Gross profit as a percentage of revenues increased to 16.7% for the three months ended September 30, 2007 from 13.2% the three months ended September 30, 2006, primarily due to operational efficiency improvements in our Florida markets, the successful elimination of certain lower margin accounts and services, and the negotiation of more favorable pricing on contracts.
     General and Administrative Expenses. General and administrative expenses decreased $1.3 million to $10.3 million for the three months ended September 30, 2007 from $11.6 million for the three months ended September 30, 2006. This decrease is primarily due to a reduction in legal expenses. As a percentage of revenues, general and administrative expenses decreased to 7.4% from 7.7%.
     Interest Expense and Other, Net. Interest expense and other, net decreased $0.8 million to $4.3 million for the quarter ended September 30, 2007 from $5.1 million for the quarter ended September 30, 2006. This decrease was primarily due to lower average debt balances.
     Income Tax Expense. Income tax expense increased $2.2 million to $3.3 million for the three months ended September 30, 2007 from $1.1 million for the three months ended September 30, 2006 primarily as a result of a increase in income before income taxes. The effective tax rate was 38.6% and 40.6% for the three months ended September 30, 2007 and September 30, 2006, respectively.
     Net Income. As a result of the factors discussed above, net income increased $3.7 million to $5.3 million for the three months ended September 30, 2007 from $1.6 million for the three months ended September 30, 2006.
Liquidity and Capital Resources
     Our primary cash needs have been for capital expenditures, working capital and payments under our senior credit facility. Our primary sources of cash for the three months ended September 30, 2007 were cash provided by operations and, to a lesser extent, proceeds from the sale of property and equipment. Our primary source of cash for the three months ended September 30, 2006 was cash provided by operations.

       We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on the electric infrastructure and the corresponding spending by our customers on electric service and repairs. We may experience working capital needs in connection with our storm restoration services. The increased service activity causes an excess of customer billings over customer collections, leading to increased accounts receivable during those periods. In the past, we have utilized borrowings under the revolving portion of our senior credit facility to satisfy normal cash needs during these periods.
     As of September 30, 2007, our cash totaled $0.1 million and we had $64.4 million available under the $90.0 million revolving portion of our senior credit facility (after giving effect to the outstanding balance of $2.0 million and the outstanding standby letters of credit of $23.6 million).
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
  Changes in Cash Flows:

	Three Months Ended
	September 30,
	2007	2006
	(In millions)
Net cash provided by operating activities	$10.1	$23.1
Net cash provided by (used in) investing activities	$2.3	$(12.0)
Net cash used in financing activities	$(13.8)	$(8.7)
     Net cash provided by operating activities decreased $13.0 million to $10.1 million for the three months ended September 30, 2007 from $23.1 million for the three months ended September 30, 2006. The decrease in cash flows from operating activities was primarily due to an increase in working capital items of $11.7 million and a non-compete litigation settlement that occurred during the first quarter of the prior year, partially offset by higher net income.
     Net cash provided by investing activities was $2.3 million for the three months ended September 30, 2007 compared to net cash used in investing activities of $12.0 million for the three months ended September 30, 2006. The change in cash provided by investing activities was primarily due to the decrease in purchases of property and equipment.
     Net cash used in financing activities increased $5.1 million to $13.8 million for the three months ended September 30, 2007 from $8.7 million for the three months ended September 30, 2006. Net cash used in financing activities in the three months ended September 30, 2007 and 2006 primarily reflected net payments under our senior credit facility.
  Senior Credit Facility
     As of September 30, 2007, we had $173.7 million of term loan and $2.0 million revolver indebtedness outstanding under our senior credit facility. As of September 30, 2007, our borrowing availability under the $90.0 million revolving portion of our senior credit facility was $64.4 million (after giving effect to the outstanding balance of $2.0 million and $23.6 million of outstanding standby letters of credit). The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.
     We repaid $17.8 million of term loans outstanding under our senior credit facility during the three months ended September 30, 2007, primarily with cash provided by operations and, to a lesser extent, cash provided by the sale of property and equipment. Our $2.0 million balance of revolver loans at September 30, 2007 was due to the timing of working capital needs.
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
     As of September 30, 2007, we had $23.6 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes.
       In the ordinary course of business, we occasionally are required by our customers to post surety or performance bonds in connection with services that we provide to them. These bonds have face amounts ranging from $25,000 to $14.0 million. As of September 30, 2007, we have approximately $33.7 million in surety bonds outstanding. In addition, we have provided collateral in the form of a letter of credit to sureties in the amount of $4.0 million, which is included in the total letters of credit outstanding above.
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
Inflation
     Due to relatively low levels of inflation experienced during the first three months of fiscal 2008 and 2007, inflation did not have a significant effect on our results.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS 109, Accounting for Income Taxes. This interpretation prescribes a minimum recognition threshold that an income tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We adopted FIN 48 effective July 1, 2007. The adoption had no impact on our total liabilities or stockholders’ equity.
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
     Any or all of our forward-looking statements may turn out to be incorrect. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following, which are described in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007:
•	We derive a significant portion of our revenues from a small group of customers. The loss of or a significant decrease in services to one or more of these customers could negatively impact our business and results of operations.

•	Our customers often have no obligation to assign work to us, and many of our arrangements may be terminated on short notice.

•	Our storm restoration services are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, the levels of our financial results from period to period.

•	Our business is subject to numerous hazards that could subject us to substantial monetary and other liabilities. If accidents occur, they could materially and adversely affect our business and results of operations.

•	Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all.

•	Record high fuel costs could materially and adversely affect our operating results.

•	Demand for some of our services is cyclical and vulnerable to industry and economic downturns, which could materially and adversely affect our business and results of operations.

•	The Energy Policy Act may fail to result in increased spending in the electric power transmission infrastructure, which could slow our expected growth.

•	Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

•	To be successful, we need to attract and retain qualified personnel, and any inability to do so would adversely affect our business.

•	The slowdown in the housing market could negatively affect our revenues from distribution work.

•	We are dependent on our senior management and other key personnel, the loss of which could have a material adverse effect on our business.

•	Our industry is highly competitive and we may be unable to compete effectively, retain our customers or win new customers, which could result in reduced profitability and loss of market share.

•	We may be unsuccessful at acquiring companies or at integrating companies that we may acquire, and as a result, we may not achieve the expected benefits and our profitability could materially suffer.

•	We have incurred indebtedness under a senior credit facility, which may restrict our business and operations, adversely affect our cash flow, and restrict our future access to sufficient funding to finance desired growth.

•	We are in the process of investigating a company-wide information technology (“IT”) solution which could temporarily disrupt our day-to-day operations.

•	During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

•	Our failure to comply with or the imposition of liability under, environmental laws and regulations could result in significant costs.

•	Weather conditions can adversely affect our operations and, consequently, revenues. The electric infrastructure servicing business is subject to seasonal variations, which may cause our operating results to vary significantly from period to period and could cause the market price of our stock to fall.

•	Our results of operations could be adversely affected as a result of the impairment of goodwill or other intangibles.

•	The market price of our stock may be influenced by many factors, some of which are beyond our control.

•	Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

•	The concentration of our capital stock among a relatively small group of stockholders may limit other stockholders’ ability to influence corporate matters.

•	Anti-takeover provisions of our charter and bylaws may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that stockholders might consider favorable.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have a large fleet of vehicles and equipment that primarily use diesel fuel and, as a result, have market risk for changes in the prices of diesel fuel. If diesel prices rise, our gross profit and operating income would be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers. We have two swap agreements outstanding that cover, based on current volumes, approximately 30% of our diesel requirements through February 2008.
Item 4.  Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2007.
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.  Risk Factors
     There have been no material changes to these matters, disclosed in Part I, Item 1 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

PIKE ELECTRIC CORPORATION (Registrant)
Date: November 8, 2007	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: November 8, 2007	By:	/s/ Anthony K. Slater
Anthony K. Slater
Chief Financial Officer