Form 10-Q
period 2007-12-31
Pike Electric CORP
filed 2008-02-06
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                Accelerated filer ☑                Non-accelerated filer ☐                Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     As of February 1, 2008, there were 33,136,473 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60	$1,467
Accounts receivable from customers, net	71,772	59,603
Work completed not billed	37,342	44,527
Inventories	8,784	8,535
Prepaid expenses and other	4,916	6,219
Deferred income taxes	15,056	13,633

Total current assets	137,930	133,984
Property and equipment, net	247,963	267,740
Goodwill	94,402	94,402
Other intangibles, net	41,647	43,228
Deferred loan costs, net	3,612	4,482
Other assets	1,661	1,661

Total assets	$527,215	$545,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,127	$8,503
Accrued compensation	20,314	20,597
Accrued expenses and other	3,207	4,447
Income taxes payable	2,214	6,146
Current portion of deferred compensation	4,641	3,544
Current portion of insurance and claim accruals	28,399	26,669
Revolving credit facility	800	—

Total current liabilities	68,702	69,906
Long-term debt, net of current portion	166,700	191,500
Insurance and claim accruals, net of current portion	11,170	10,894
Deferred compensation, net of current portion	5,935	9,315
Deferred income taxes	64,119	67,259
Other liabilities	916	562
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 shares authorized; 33,131 and 32,916 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	6,427	6,426
Additional paid-in capital	146,349	142,849
Accumulated other comprehensive income (loss)	(260)	(8)
Retained earnings	57,157	46,794

Total stockholders’ equity	209,673	196,061

Total liabilities and stockholders’ equity	$527,215	$545,497

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenues	$143,116	$148,369	$282,852	$298,224
Cost of operations	118,653	123,857	235,110	253,972

Gross profit	24,463	24,512	47,742	44,252
General and administrative expenses	10,564	10,722	20,876	22,278
Loss on sale and impairment of property and equipment	1,939	131	1,984	498

Income from operations	11,960	13,659	24,882	21,476
Other expense (income):
Interest expense	3,774	5,045	8,146	10,223
Other, net	(64)	(58)	(125)	(116)

Total other expense	3,710	4,987	8,021	10,107

Income before income taxes	8,250	8,672	16,861	11,369
Income tax expense	3,171	3,452	6,498	4,547

Net income	$5,079	$5,220	$10,363	$6,822

Earnings per share:
Basic	$0.15	$0.16	$0.32	$0.21

Diluted	$0.15	$0.16	$0.31	$0.21

Shares used in computing earnings per share:
Basic	32,833	32,353	32,764	32,288

Diluted	33,668	33,242	33,677	33,233

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$10,363	$6,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,712	19,485
Non-compete litigation settlement	—	3,551
Non-cash interest expense	1,620	1,465
Deferred income taxes	(4,402)	(536)
Loss on sale and impairment of property and equipment	1,984	498
Equity compensation expense	1,312	1,085
Excess tax benefit from stock-based compensation	(957)	(939)
Changes in operating assets and liabilities:
Accounts receivable and work completed not billed	(4,984)	13,170
Inventories, prepaid expenses and other	(747)	(327)
Insurance and claim accruals	2,005	5,615
Accounts payable and other	(3,975)	(3,179)
Deferred compensation	(3,034)	(9,428)

Net cash provided by operating activities	17,897	37,282

Cash flows from investing activities:
Purchases of property and equipment	(3,584)	(25,997)
Net proceeds from sale of property and equipment	6,215	3,949

Net cash provided by (used in) investing activities	2,631	(22,048)

Cash flows from financing activities:
Principal payments on long-term debt	(24,800)	(12,500)
Draws (repayments) on revolving credit facility, net	800	(4,500)
Net proceeds from sale of common stock	1,108	2,350
Equity compensation tax benefit	957	939
Deferred loan costs	—	(162)

Net cash used in financing activities	(21,935)	(13,873)

Net (decrease) increase in cash and cash equivalents	(1,407)	1,361
Cash and cash equivalents beginning of year	1,467	3,391

Cash and cash equivalents end of period	$60	$4,752

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2007 and 2006
(In thousands, except per share amounts)
(Unaudited)
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
     The following table sets forth our revenue by category of service for the periods indicated:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2007		2006		2007		2006
Core powerline services	$123,527	86.3%	$134,310	90.5%	$258,401	91.4%	$271,878	91.2%
Storm restoration services	19,589	13.7%	14,059	9.5%	24,451	8.6%	26,346	8.8%

Total	$143,116	100.0%	$148,369	100.0%	$282,852	100.0%	$298,224	100.0%

3. Stock-Based Compensation
     Compensation expense related to stock-based compensation plans was $706 and $813 for the three months ended December 31, 2007 and December 31, 2006, respectively, and $1,312 and $1,085 for the six months ended December 31, 2007 and December 31, 2006, respectively. Impacting the expense for the six months ended December 31, 2006 was the reversal of $293 of previously recognized stock compensation expense related to the settlement of litigation.

     The income tax benefit recognized for stock-based compensation arrangements was $276 and $318 for the three months ended December 31, 2007 and December 31, 2006, respectively, and $513 and $424 for the six months ended December 31, 2007 and December 31, 2006, respectively.
4. Earnings Per Share
     The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Basic:
Net income	$5,079	$5,220	$10,363	$6,822

Weighted average common shares	32,833	32,353	32,764	32,288

Basic earnings per share	$0.15	$0.16	$0.32	$0.21

Diluted:
Net income	$5,079	$5,220	$10,363	$6,822

Weighted average common shares	32,833	32,353	32,764	32,288
Potential common stock arising from stock options and restricted stock	835	889	913	945

Weighted average common shares — diluted	33,668	33,242	33,677	33,233

Diluted earnings per share	$0.15	$0.16	$0.31	$0.21

     Outstanding options and restricted stock awards equivalent to 432 and 1,129 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2007 and 2006, respectively, because their effect would have been anti-dilutive. Outstanding options and restricted stock awards equivalent to 374 and 1,068 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended December 31, 2007 and 2006, respectively, because their effect would have been anti-dilutive.
5. Property and Equipment
     During the three months ended December 31, 2007, we determined that it was highly likely that certain idle equipment would be sold in the near future, and not placed back into service. Accordingly, we recorded a $1,893 ($1,154 net of tax or $0.03 per diluted share) impairment charge, which is reported under “Loss on sale and impairment of property and equipment.” For purposes of measuring impairment, fair value was determined based on prices in the used equipment market.
6. Income Taxes
     Effective income tax rates of 38.4% and 39.8% for the three months ended December 31, 2007 and December 31, 2006, respectively, and 38.5% and 40.0% for the six months ended December 31, 2007 and December 31, 2006, respectively, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes.
     Effective July 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). The adoption of FIN 48 did not have any impact on the total liabilities or stockholders’ equity of Pike. At the date of adoption, Pike had approximately $600 in liabilities associated with uncertain tax positions, substantially all of which would impact our effective tax rate if recognized.

     Our policy is to recognize interest and penalties related to income tax matters in the income tax provision. As of December 31, 2007, there were no significant amounts accrued for interest or penalties related to uncertain income tax positions.
     The Internal Revenue Service has completed its examinations of Pike’s income tax returns through the year ended June 30, 2004 and no significant adjustments have been proposed. The Internal Revenue Service is currently examining the returns for the years ended June 30, 2005 and 2006. Various years remain subject to examination by state taxing authorities.
7. Comprehensive Income
     We have two separate diesel fuel swap agreements outstanding to manage exposure to diesel fuel price volatility. We did not elect to apply hedge accounting for the first swap, entered into in May 2006. This swap is marked to market and included on the balance sheet at fair value. Realized and unrealized gains and losses are recognized in cost of operations. This swap expires in February 2008.
     The second diesel fuel swap, entered into in October 2006, qualified for hedge accounting and was designated as a cash flow hedge. This swap is marked to market and included on the balance sheet at fair value. The effective portions of changes in the fair value of the swap are recorded in other comprehensive income (“OCI”) and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in cost of operations. This swap expires in February 2008.
     Effective December 2007, we entered into two interest rate swap agreements to help manage a portion of our floating-rate debt interest risk. The interest rate swaps qualified for hedge accounting and were designated as cash flow hedges. The interest rate swaps are marked to market and included on the balance sheet at fair value. Changes in the fair values of the swaps are recorded in OCI and are recognized in the statement of operations when the hedged items affect earnings. The interest rate swaps expire in December 2009.
     The net derivative income recorded in OCI will be reclassified into earnings over the term of the underlying cash flow hedge. The amount that will be reclassified into earnings will vary depending upon the movement of the underlying diesel fuel prices and interest rates. As diesel fuel prices and interest rates decrease, the charge to earnings will increase. Conversely, as diesel fuel prices and interest rates increase, the charge to earnings will decrease.
     The components of comprehensive income, net of tax, were as follows for the periods presented below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income	$5,079	$5,220	$10,363	$6,822
Diesel fuel hedge	59	(300)	110	(300)
Interest rate hedges	(362)	—	(362)	—

Comprehensive income	$4,776	$4,920	$10,111	$6,522

8. Commitments and Contingencies
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

     Performance Bonds
     In certain circumstances we are required to provide performance bonds in connection with our contractual commitments. We have indemnified the surety for any expenses that may be paid out under these performance bonds. At December 31, 2007, we had an outstanding letter of credit of $4,000 to provide collateral to the surety, and the total amount of outstanding performance bonds was $29,301.
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
     The following table sets forth our revenues by category of service for the periods indicated (dollars in millions):

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2007		2006		2007		2006
Core powerline services	$123.5	86.3%	$134.3	90.5%	$258.4	91.4%	$271.9	91.2%
Storm restoration services	19.6	13.7%	14.1	9.5%	24.5	8.6%	26.3	8.8%

Total	$143.1	100.0%	$148.4	100.0%	$282.9	100.0%	$298.2	100.0%

Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make certain estimates and assumptions for interim financial information that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and other intangible assets, asset lives and values used in computing depreciation, amortization and impairment, and accounting for income taxes, contingencies, litigation and stock-based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of

Operations-Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended June 30, 2007 for further information regarding our critical accounting policies and estimates.
Operational and Other Factors
     We are subject to various operational and other factors that can affect our business and results of operations. To mitigate the effects of these factors, we focus on elements of our business we can control, including excellent customer service, safety and employee development and cost control. The statements in this section are based on our current expectations. See “Uncertainty of Forward-Looking Statements and Information.” Certain of these operational and other factors that affect our business include the following:
•	General economic conditions may impact utility maintenance expenditures, and certain of our customers’ powerline maintenance projects may be temporarily deferred. We continue to work closely with all customers to provide a skilled, flexible work force.

•	When we add new customers and arrangements, we generally experience an increase in costs, including the costs of training and outfitting our crews and spending on equipment and specialized tools and supplies. Once the crews and equipment are fully utilized, our margins generally increase over the life of the arrangement.

•	Industry-wide insurance costs for workmens’ compensation, medical and general liability could rise at a rate faster than our revenues. We have implemented several safety initiatives designed to reduce incident rates and corresponding insurance costs.

•	There are a limited number of skilled workers that can perform our work, and during historic periods of increased demand, labor costs have tended to increase. We are currently experiencing shortages of skilled personnel in certain markets. While shortages have caused our labor costs to increase, we historically have been able to obtain increases when we renegotiate rates with our customers to offset these cost increases.

•	Fuel costs may rise at a rate faster than our revenues. We have a large fleet of vehicles and equipment that primarily use diesel fuel. We have implemented bulk purchasing in certain areas to lower our fuel costs. In addition, we have entered into two diesel fuel swaps that cover, based on current volumes, approximately 30% of our diesel requirements through February 2008.

Results of Operations
     The following table sets forth selected statement of income data as percentages of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenues:
Core powerline services	86.3%	90.5%	91.4%	91.2%
Storm restoration services	13.7	9.5	8.6	8.8

Total	100.0%	100.0%	100.0%	100.0%
Cost of operations	82.9	83.5	83.1	85.2

Gross profit	17.1	16.5	16.9	14.8
General and administrative expenses	7.4	7.2	7.4	7.5
Loss on sale and impairment of property and equipment	1.3	0.1	0.7	0.1

Income from operations	8.4	9.2	8.8	7.2
Interest expense and other, net	2.6	3.4	2.8	3.4

Income before income taxes	5.8	5.8	6.0	3.8
Income tax expense	2.3	2.3	2.3	1.5

Net income	3.5%	3.5%	3.7%	2.3%

   Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006
     Revenues. Revenues decreased 3.5%, or $5.3 million, to $143.1 million for the three months ended December 31, 2007 from $148.4 million for the three months ended December 31, 2006. The decrease was attributable to a $10.8 million decrease in core powerline revenues partially offset by a $5.5 million increase in storm restoration revenues compared to the prior fiscal year. Total billable hours decreased by 9.7% during the three months ended December 31, 2007 compared to the same period in the prior year. In addition, our average revenue-producing headcount decreased 11.9% during the three months ending December 31, 2007 compared to the same period in the prior year. Billable hours and headcount decreased primarily due to our terminating certain services during our 2007 fiscal year that did not meet strategic goals, including right-of-way maintenance, and our exiting certain accounts that did not meet long-term profitability goals. These exited accounts represented approximately $8.0 million of revenue during the second quarter of the prior year.
     Our core powerline revenues decreased 8.0% to $123.5 million for the three months ended December 31, 2007 from $134.3 million for the same period in the prior year. Core powerline billable man-hours decreased 14.1% while revenue per man-hour increased 7.1%. The decrease in core powerline revenues was due to the exiting of certain accounts and the increase in storm restoration work, which diverted some of our man-hours from core powerline work.
     Our storm restoration revenues increased 39.3% to $19.6 million for the three months ended December 31, 2007 from $14.1 million for the same period in the prior year. There was significant storm restoration work in the three months ended December 31, 2007 due to damage caused by winter storms primarily in the Midwest and Mid-Atlantic regions. Our storm restoration revenues are highly volatile and unpredictable.
     Gross Profit. Gross profit was virtually unchanged at $24.5 million for both the three months ended December 31, 2007 and 2006. Gross profit as a percentage of revenues increased to 17.1% for the three months ended December 31, 2007 from 16.5% for the three months ended December 31, 2006, primarily due to an increase in higher-margin storm revenue, operational efficiency improvements and the successful elimination of certain lower-margin accounts and services, partially offset by a $0.5 million investment into new fire retardant uniform shirts.

     General and Administrative Expenses. General and administrative expenses were $10.6 million for the three months ended December 31, 2007 compared to $10.7 million for the three months ended December 31, 2006. Lower legal and accounting fees for the three months ended December 31, 2007 were partially offset by an increase in cost related to information technology staffing and initiatives. As a percentage of revenues, general and administrative expenses increased to 7.4% from 7.2%.
     Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment increased $1.8 million to $1.9 million for the three months ended December 31, 2007 compared to $0.1 million for the three months ended December 31, 2006. This increase is due to an impairment charge on excess equipment (see Note 5).
     Interest Expense and Other, Net. Interest expense and other, net decreased $1.3 million to $3.7 million for the quarter ended December 31, 2007 from $5.0 million for the quarter ended December 31, 2006. This decrease was primarily due to lower average debt balances.
     Income Tax Expense. Income tax expense decreased $0.3 million to $3.2 million for the three months ended December 31, 2007 from $3.5 million for the three months ended December 31, 2006 primarily as a result of a decrease in income before income taxes. The effective tax rate was 38.4% and 39.8% for the three months ended December 31, 2007 and December 31, 2006, respectively.
     Net Income. As a result of the factors discussed above, net income decreased $0.1 million to $5.1 million for the three months ended December 31, 2007 from $5.2 million for the three months ended December 31, 2006.
   Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2006
     Revenues. Revenues decreased 5.2%, or $15.3 million, to $282.9 million for the six months ended December 31, 2007 from $298.2 million for the same period in the prior year. The decrease was attributable to a $13.5 million decrease in core powerline revenues and a $1.8 million decrease in storm restoration revenue. Total billable hours decreased 11.8% during the six months ended December 31, 2007 compared to the same period in the prior fiscal year. In addition, our average revenue-producing headcount decreased 11.9% during the six months ending December 31, 2007 from the same period in the prior year. Billable hours and headcount decreased primarily due to our terminating certain services during our 2007 fiscal year that did not meet strategic goals, including right-of-way maintenance, and our exiting certain accounts that did not meet long-term profitability goals. These exited accounts represented approximately $17.0 million of revenue during the six months ended December 31, 2006.
     Our core powerline service revenues decreased 5.0% to $258.4 million in the six months ended December 31, 2007 from $271.9 million in the six months ended December 31, 2006. Core powerline billable man-hours decreased 12.5% while revenue per man-hour increased 8.6%.
     Our storm restoration revenues decreased 7.2% to $24.5 million for the six months ended December 31, 2007 from $26.3 million for the six months ended December 31, 2006. The reduction in total storm restoration revenue is due to the decrease in hurricane storm restoration work, partially offset by an increase in winter storm restoration work.
     Gross Profit. Gross profit increased $3.4 million to $47.7 million for the six months ended December 31, 2007 from $44.3 million for the six months ended December 31, 2006. Gross profit as a percentage of revenues increased to 16.9% from 14.8% during the six months ended December 31, 2006 primarily due to operational efficiency improvements and the successful elimination of certain lower-margin accounts and services. These positive impacts were partially offset by a decrease in higher-margin storm restoration revenues and a $1.1 million investment into new fire retardant uniform shirts.
     General and Administrative Expenses. General and administrative expenses decreased $1.4 million to $20.9 million for the six months ended December 31, 2007 from $22.3 million for the six months ended December 31, 2006. This decrease is primarily due to a significant reduction in legal fees and Sarbanes-Oxley compliance expense, partially offset by an increase in cost related to information technology staffing and initiatives. As a percentage of revenues, general and administrative expenses decreased to 7.4% from 7.5%.
     Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment increased $1.5 million to $2.0 million for the six months ended December 31, 2007 compared to $0.5 million for the six months ended December 31, 2006. This increase is due to an impairment charge on idle equipment (see Note 5).
     Interest Expense and Other, Net. Interest expense and other, net decreased $2.1 million to $8.0 million for the six months ended December 31, 2007 from $10.1 million for the six months ended December 31, 2006. This decrease was primarily due to a reduction in average debt balances.
     Income Tax Expense. Income tax expense increased $2.0 million to $6.5 million for the six months ended December 31, 2007 from $4.5 million for the six months ended December 31, 2006 primarily as a result of the increase in income before income taxes. The effective tax rate was 38.5% and 40.0% for the six months ended December 31, 2007 and 2006, respectively.
     Net Income. As a result of the factors discussed above, net income increased $3.6 million to $10.4 million for the six months ended December 31, 2007 from $6.8 million for the six months ended December 31, 2006.
Liquidity and Capital Resources
     Our primary cash needs have been for capital expenditures, working capital and payments under our senior credit facility. Our primary sources of cash for the six months ended December 31, 2007 was cash provided by operations and, to a lesser extent, proceeds from the sale of property and equipment. Our primary source of cash for the six months ended December 31, 2006 was cash provided by operations.
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
   Changes in Cash Flows:

	Six Months Ended
	December 31,
	2007	2006
	(in millions)
Net cash provided by operating activities	$17.9	$37.3
Net cash provided by (used in) investing activities	$2.6	$(22.0)
Net cash used in financing activities	$(21.9)	$(13.9)
     Net cash provided by operating activities decreased $19.4 million to $17.9 million for the six months ended December 31, 2007 from $37.3 million for the six months ended December 31, 2006. The decrease in cash flows from operating activities was primarily due to the increase in accounts receivable caused by storm restoration work that occurred late in the quarter, partially offset by the increase in net income.

     Net cash provided by investing activities was $2.6 million for the six months ended December 31, 2007 compared to net cash used in investing activities of $22.0 million for the six months ended December 31, 2006. The change in cash provided by investing activities was primarily due to the decrease in purchases of property and equipment.
     Net cash used in financing activities increased $8.0 million to $21.9 million for the six months ended December 31, 2007 from $13.9 million for the six months ended December 31, 2006. Net cash used in financing activities in the six months ended December 31, 2007 and 2006 primarily reflected net payments under our senior credit facility.
   Senior Credit Facility
     As of December 31, 2007, we had $166.7 million of term loan and $0.8 million of revolver indebtedness outstanding under our senior credit facility. As of December 31, 2007, our borrowing availability under the $90.0 million revolving portion of our senior credit facility was $65.6 million (after giving effect to the outstanding balance of $0.8 million and $23.6 million of outstanding standby letters of credit). The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.
     We repaid $7.0 million and $24.8 million of term loans outstanding under our senior credit facility during the three and six months ended December 31, 2007, respectively, primarily with cash provided by operations and, to a lesser extent, cash provided by the sale of property and equipment. Our $0.8 million balance of revolver loans at December 31, 2007 was due to the timing of working capital needs.
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
     As of December 31, 2007, we had $23.6 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes.
     In the ordinary course of business, we occasionally are required by our customers to post surety or performance bonds in connection with services that we provide to them. These bonds have face amounts ranging from $25,000 to $14.0 million. As of December 31, 2007, we had approximately $29.3 million in surety bonds outstanding. In addition, we have provided collateral in the form of a letter of credit to sureties in the amount of $4.0 million, which is included in the total letters of credit outstanding above.
Seasonality; Fluctuations of Results
     Because our services are performed outdoors, our results of operations can be subject to seasonal variations due to weather conditions. These seasonal variations affect both our core powerline and storm restoration services. Extended periods of rain affect the deployment of our core powerline crews, particularly with respect to underground work. During the winter months, demand for core powerline work is generally lower due to inclement weather. In addition, demand for core powerline work generally increases during the spring months due to improved weather conditions and is typically the highest during the summer due to better weather conditions. Demand for electrical repairs is generally higher during the late summer and fall months due to damage caused by weather conditions, such as hurricanes. In addition, our results of operations are subject to significant variations related to storm restoration services. Due to the unpredictable nature of storms, the level of our storm restoration revenues fluctuates from period to period.

Inflation
     Due to relatively low levels of inflation experienced during the first six months of fiscal 2008 and 2007, inflation did not have a significant effect on our results.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a measurement framework and expands disclosure requirements. SFAS No. 157 does not require any new fair value measurements but does apply to assets and liabilities that are required to be recorded at fair value pursuant to other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of SFAS No. 157, but do not expect the standard to have a material effect on our consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. SFAS No. 141(R) will impact our consolidated financial statements if we are party to a business combination that closes after the pronouncement has been adopted.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects of No. 160, but do not expect the standard to have a material effect on our consolidated financial statements.
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
•	our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business will not have a material adverse effect on our results of operation or financial position;

•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our senior credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risk related to changes in interest rates on borrowings under our senior credit facility, which bears interest based on LIBOR, plus an applicable margin dependent upon a total leverage ratio. We use derivative financial instruments to manage exposure to fluctuations in interest rates on our senior credit facility. These derivative financial instruments, which are all swap agreements, are not entered into for trading or speculative purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. Effective December 2007, we entered into two separate interest rate swap agreements. The first agreement had a notional amount of $60.0 million, an effective date of December 13, 2007 and an expiration date of December 13, 2009. The second agreement had a notional amount of $40.0 million, an effective date of December 19, 2007 and an expiration date of December 19, 2009. Under both swap agreements, we pay a fixed rate of 3.99% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. Based on our current leverage ratio, these swap agreements effectively fix the interest rate at 5.49% for $100.0 million of our term debt.

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
Item 4. Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2007.
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders in Bermuda Run, North Carolina on December 5, 2007. The following matters were submitted to a vote of the shareholders with the results shown below:
(a)	Seven members were elected to the board of directors, each to serve until our next annual meeting of stockholders and until their respective successors have been elected and qualified.

Nominee	Votes For	Votes Withheld
J. Eric Pike	29,963,009	196,427
Charles W. Bayless	30,009,451	149,985
Adam B. Godfrey	29,946,342	213,094
James R. Helvey, III	30,007,801	151,635
Robert D. Lindsay	29,947,842	211,594
Daniel J. Sullivan	30,007,451	151,985
Louis F. Terhar	30,006,194	153,242
(b)	The stockholders approved the adoption of the 2008 Omnibus Incentive Compensation Plan.

Votes For	Votes Against	Abstained	Broker Non-Votes
19,460,927	5,293,655	15,344	5,389,510
(c)	The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2008.

Votes For	Votes Against	Abstained	Broker Non-Votes
30,097,566	59,110	2,759	None

Item 6. Exhibits

Exhibit	Description
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE ELECTRIC CORPORATION (Registrant)
Date: February 6, 2008	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: February 6, 2008	By:	/s/ Anthony K. Slater
Anthony K. Slater
Chief Financial Officer