Form 10-Q
period 2008-03-31
Pike Electric CORP
filed 2008-05-09
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-32582
PIKE ELECTRIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-3112047
(State of incorporation)	I.R.S. Employer Identification No.)
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of May 2, 2008, there were 33,157,612 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	June 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,466	$1,467
Accounts receivable from customers, net	47,708	59,603
Work completed not billed	42,360	44,527
Inventories	8,709	8,535
Prepaid expenses and other	6,646	6,219
Deferred income taxes	15,440	13,633

Total current assets	125,329	133,984
Property and equipment, net	235,627	267,740
Goodwill	94,402	94,402
Other intangibles, net	40,855	43,228
Deferred loan costs, net	2,983	4,482
Other assets	1,463	1,661

Total assets	$500,659	$545,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,624	$8,503
Accrued compensation	20,568	20,597
Accrued expenses and other	4,147	4,447
Income taxes payable	1,112	6,146
Current portion of deferred compensation	4,717	3,544
Current portion of insurance and claim accruals	27,742	26,669

Total current liabilities	66,910	69,906
Long-term debt	140,500	191,500
Insurance and claim accruals, net of current portion	9,595	10,894
Deferred compensation, net of current portion	6,168	9,315
Deferred income taxes	62,265	67,259
Other liabilities	1,948	562
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 shares authorized; 33,147 and 32,916 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	6,427	6,426
Additional paid-in capital	147,255	142,849
Accumulated other comprehensive income (loss), net of taxes	(1,849)	(8)
Retained earnings	61,440	46,794

Total stockholders’ equity	213,273	196,061

Total liabilities and stockholders’ equity	$500,659	$545,497

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Revenues	$131,362	$154,272	$414,213	$452,496
Cost of operations	110,607	126,751	345,717	380,723

Gross profit	20,755	27,521	68,496	71,773
General and administrative expenses	10,377	12,428	31,253	34,706
Loss on sale and impairment of property and equipment	93	349	2,076	847

Income from operations	10,285	14,744	35,167	36,220
Other expense (income):
Interest expense	3,327	5,053	11,473	15,275
Other, net	(43)	(83)	(168)	(199)

Total other expense	3,284	4,970	11,305	15,076

Income before income taxes	7,001	9,774	23,862	21,144
Income tax expense	2,718	3,810	9,217	8,358

Net income	$4,283	$5,964	$14,645	$12,786

Earnings per share:
Basic	$0.13	$0.18	$0.45	$0.40

Diluted	$0.13	$0.18	$0.44	$0.38

Shares used in computing earnings per share:
Basic	32,844	32,505	32,791	32,359

Diluted	33,605	33,377	33,655	33,278

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$14,645	$12,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,408	29,521
Non-compete litigation settlement	—	3,551
Non-cash interest expense	2,560	2,373
Deferred income taxes	(5,621)	(881)
Loss on sale and impairment of property and equipment	2,076	847
Equity compensation expense	2,085	1,700
Excess tax benefit from stock-based compensation	(977)	(1,000)
Changes in operating assets and liabilities:
Accounts receivable and work completed not billed	14,062	9,502
Inventories, prepaid expenses and other	770	1,039
Insurance and claim accruals	(226)	7,468
Accounts payable and other	(5,840)	(1,609)
Deferred compensation	(3,034)	(9,428)

Net cash provided by operating activities	47,908	55,869

Cash flows from investing activities:
Purchases of property and equipment	(6,353)	(29,981)
Net proceeds from sale of property and equipment	10,182	6,884

Net cash provided by (used in) investing activities	3,829	(23,097)

Cash flows from financing activities:
Principal payments on long-term debt	(51,000)	(34,500)
Repayments on revolving credit facility, net	—	(4,500)
Net proceeds from sale of common stock	1,285	2,695
Equity compensation tax benefit	977	1,000
Deferred loan costs	—	(162)

Net cash used in financing activities	(48,738)	(35,467)

Net increase (decrease) in cash and cash equivalents	2,999	(2,695)
Cash and cash equivalents beginning of year	1,467	3,391

Cash and cash equivalents end of period	$4,466	$696

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2008 and 2007
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
The following table sets forth our revenue by category of service for the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2008		2007		2008		2007
Core powerline services	$120,305	91.6%	$135,051	87.5%	$378,705	91.4%	$406,929	89.9%
Storm restoration services	11,057	8.4%	19,221	12.5%	35,508	8.6%	45,567	10.1%

Total	$131,362	100.0%	$154,272	100.0%	$414,213	100.0%	$452,496	100.0%

3. Stock-Based Compensation
Compensation expense related to stock-based compensation plans was $773 and $614 for the three months ended March 31, 2008 and March 31, 2007, respectively, and $2,085 and $1,700 for the nine months ended March 31, 2008 and March 31, 2007, respectively. Impacting the expense for the nine months ended March 31, 2007 was the reversal of $293 of previously recognized stock compensation expense related to the settlement of litigation.

The income tax benefit recognized for stock-based compensation arrangements was $302 and $240 for the three months ended March 31, 2008 and March 31, 2007, respectively, and $815 and $664 for the nine months ended March 31, 2008 and March 31, 2007, respectively.
4. Earnings Per Share
The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Basic:
Net income	$4,283	$5,964	$14,645	$12,786

Weighted average common shares	32,844	32,505	32,791	32,359

Basic earnings per share	$0.13	$0.18	$0.45	$0.40

Diluted:
Net income	$4,283	$5,964	$14,645	$12,786

Weighted average common shares	32,844	32,505	32,791	32,359
Potential common stock arising from stock options and restricted stock	761	872	864	919

Weighted average common shares — diluted	33,605	33,377	33,655	33,278

Diluted earnings per share	$0.13	$0.18	$0.44	$0.38

Outstanding options and restricted stock awards equivalent to 1,243 and 405 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2008 and 2007, respectively, because their effect would have been anti-dilutive. Outstanding options and restricted stock awards equivalent to 427 and 1,107 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended March 31, 2008 and 2007, respectively, because their effect would have been anti-dilutive.
5. Property and Equipment
During the three months ended December 31, 2007, we determined that it was highly likely that certain idle equipment would be sold in the near future, and not placed back into service. Accordingly, we recorded an $1,893 ($1,154 net of tax or $0.03 per diluted share) impairment charge, which is reported under “Loss on sale and impairment of property and equipment” for the nine months ended March 31, 2008. For purposes of measuring impairment, fair value was determined based on prices in the used equipment market. During the three months ended March 31, 2008 we sold approximately half of this equipment, primarily at used equipment auctions. At March 31, 2008 the carrying value of the remaining equipment to be sold was $3,404, and is included under “Prepaid expenses and other.” We expect to sell substantially all of this equipment in the next three to six months.
6. Income Taxes
Effective income tax rates of 38.8% and 39.0% for the three months ended March 31, 2008 and March 31, 2007, respectively, and 38.6% and 39.5% for the nine months ended March 31, 2008 and March 31, 2007, respectively, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes.
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

Our policy is to recognize interest and penalties related to income tax matters in the income tax provision. As of March 31, 2008, there were no significant amounts accrued for interest or penalties related to uncertain income tax positions.
The Internal Revenue Service has completed its examinations of Pike’s income tax returns through the year ended June 30, 2004 and no significant adjustments have been proposed. The Internal Revenue Service is currently examining the returns for the years ended June 30, 2005 and 2006. Various years remain subject to examination by state taxing authorities.
7. Comprehensive Income
We had two separate diesel fuel swap agreements outstanding to manage exposure to diesel fuel price volatility, both of which expired in February 2008.
Effective December 2007, we entered into two interest rate swap agreements to help manage a portion of our floating-rate debt interest risk. The interest rate swaps qualified for hedge accounting and were designated as cash flow hedges. The interest rate swaps are marked to market and included on the balance sheet at fair value. Changes in the fair values of the swaps are recorded in OCI and are recognized in the statement of income when the hedged items affect earnings. The interest rate swaps expire in December 2009.
The net derivative income recorded in OCI will be reclassified into earnings over the term of the underlying cash flow hedge. The amount that will be reclassified into earnings will vary depending upon the movement of the underlying interest rates. As interest rates decrease, the charge to earnings will increase. Conversely, as interest rates increase, the charge to earnings will decrease.
The components of comprehensive income, net of tax, were as follows for the periods presented below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income	$4,283	$5,964	$14,645	$12,786
Diesel fuel hedge	(102)	228	8	(72)
Interest rate hedges	(1,487)	—	(1,849)	—

Comprehensive income	$2,694	$6,192	$12,804	$12,714

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
Performance Bonds
In certain circumstances we are required to provide performance bonds in connection with our contractual commitments. We have indemnified the surety for any expenses that may be paid out under these performance bonds. At March 31, 2008, we had an outstanding letter of credit of $4,000 to provide collateral to the surety, and the total amount of outstanding performance bonds was $38,916.

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
The following table sets forth our revenues by category of service for the periods indicated (dollars in millions):

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2008		2007		2008		2007
Core powerline services	$120.3	91.6%	$135.1	87.5%	$378.7	91.4%	$406.9	89.9%
Storm restoration services	11.1	8.4%	19.2	12.5%	35.5	8.6%	45.6	10.1%

Total	$131.4	100.0%	$154.3	100.0%	$414.2	100.0%	$452.5	100.0%

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

Operational and Other Factors
We are subject to various operational and other factors that can affect our business and results of operations. To mitigate the effects of these factors, we focus on elements of our business we can control, including excellent customer service, safety and employee development and cost control. The statements in this section are based on our current expectations. See “Uncertainty of Forward-Looking Statements and Information.” Certain of these operational and other factors that affect our business include the following:
•	General economic conditions may impact utility maintenance expenditures, and certain of our customers’ powerline maintenance projects may be temporarily deferred. We continue to work closely with all customers to provide a skilled, flexible work force.

•	When we add new customers and arrangements, we generally experience an increase in costs, including the costs of training and outfitting our crews and spending on equipment and specialized tools and supplies. Once the crews and equipment are fully utilized, our margins generally increase over the life of the arrangement.

•	Industry-wide insurance costs for workmens’ compensation, medical and general liability could rise at a rate faster than our revenues. We have implemented several safety initiatives designed to reduce incident rates and corresponding insurance costs.

•	There are a limited number of skilled workers who can perform our work. When we experience increased demand in a particular market, labor costs tend to increase. We historically have been able to obtain price increases when we renegotiate rates with our customers to offset these cost increases.

•	Fuel costs have risen and may continue to rise at a rate faster than our revenues. We have a large fleet of vehicles and equipment that primarily use diesel fuel. We have implemented bulk purchasing in certain areas to lower our fuel costs. We have entered into diesel fuel swaps in the past and may enter into additional diesel fuel derivative instruments in the future, depending on market conditions.

Results of Operations
The following table sets forth selected statement of income data as percentages of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues:
Core powerline services	91.6%	87.5%	91.4%	89.9%
Storm restoration services	8.4	12.5	8.6	10.1

Total	100.0%	100.0%	100.0%	100.0%
Cost of operations	84.2	82.2	83.5	84.1

Gross profit	15.8	17.8	16.5	15.9
General and administrative expenses	7.9	8.1	7.5	7.7
Loss on sale and impairment of property and equipment	0.1	0.2	0.5	0.2

Income from operations	7.8	9.5	8.5	8.0
Interest expense and other, net	2.5	3.2	2.7	3.3

Income before income taxes	5.3	6.3	5.8	4.7
Income tax expense	2.0	2.4	2.3	1.9

Net income	3.3%	3.9%	3.5%	2.8%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenues. Revenues decreased 14.9%, or $22.9 million, to $131.4 million for the three months ended March 31, 2008 from $154.3 million for the three months ended March 31, 2007. The decrease was attributable to a $14.8 million decrease in core powerline revenues and an $8.1 million decrease in storm restoration revenues compared to the prior fiscal year. Total billable hours decreased by 15.1% during the three months ended March 31, 2008 compared to the same period in the prior year. In addition, our average revenue-producing headcount decreased 14.0% during the three months ending March 31, 2008 compared to the same period in the prior year.
Our core powerline revenues decreased 10.9% to $120.3 million for the three months ended March 31, 2008 from $135.1 million for the same period in the prior year. Core powerline billable man-hours decreased 13.3% while revenue per man-hour increased 2.7%. Billable hours decreased primarily due to our terminating certain services during our 2007 fiscal year that did not meet strategic goals, including right-of-way maintenance, and our exiting certain accounts that did not meet long-term profitability goals. These exited accounts represented approximately $6.0 million of revenue during the three months ended March 31, 2007. In addition, the overall distribution maintenance spending of our utility customers has declined as they evaluate the impacts of the current economic and housing conditions in their markets.
Our storm restoration revenues decreased 42.5% to $11.1 million for the three months ended March 31, 2008 from $19.2 million for the same period in the prior year. Our storm restoration revenues are highly volatile and unpredictable.
Gross Profit. Gross profit decreased 24.6%, or $6.7 million, to $20.8 million for the three months ended March 31, 2008 from $27.5 million for the same period in the prior year. Gross profit as a percentage of revenues decreased to 15.8% for the three months ended March 31, 2008 from 17.8% for the three months ended March 31, 2007, primarily due to a lower contribution from higher margin storm restoration revenues, higher fuel prices, and the impact of lower revenue on direct overhead costs.

General and Administrative Expenses. General and administrative expenses decreased $2.0 million to $10.4 million for the three months ended March 31, 2008 from $12.4 million for the three months ended March 31, 2007. This decrease is primarily related to lower legal fees and a decrease in Sarbanes-Oxley compliance expenses. As a percentage of revenues, general and administrative expenses decreased to 7.9% from 8.1%.
Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment decreased $0.2 million to $0.1 million for the three months ended March 31, 2008 compared to $0.3 million for the three months ended March 31, 2007. This decrease is primarily due to the timing of the continued replenishment of aging or damaged fleet equipment in the normal course of business.
Interest Expense and Other, Net. Interest expense and other, net decreased $1.7 million to $3.3 million for the quarter ended March 31, 2008 from $5.0 million for the quarter ended March 31, 2007. This decrease was primarily due to lower average debt balances and lower interest rates.
Income Tax Expense. Income tax expense decreased $1.1 million to $2.7 million for the three months ended March 31, 2008 from $3.8 million for the three months ended March 31, 2007 primarily as a result of a decrease in income before income taxes. The effective tax rate was 38.8% and 39.0% for the three months ended March 31, 2008 and March 31, 2007, respectively.
Net Income. As a result of the factors discussed above, net income decreased $1.7 million to $4.3 million for the three months ended March 31, 2008 from $6.0 million for the three months ended March 31, 2007.
Nine Months Ended March 31, 2008 Compared to the Nine Months Ended March 31, 2007
Revenues. Revenues decreased 8.5%, or $38.3 million, to $414.2 million for the nine months ended March 31, 2008 from $452.5 million for the same period in the prior year. The decrease was attributable to a $28.2 million decrease in core powerline revenues and a $10.1 million decrease in storm restoration revenue. Total billable hours decreased 12.9% during the nine months ended March 31, 2008 compared to the same period in the prior fiscal year. In addition, our average revenue-producing headcount decreased 16.7% during the nine months ending March 31, 2008 from the same period in the prior year.
Our core powerline service revenues decreased 6.9% to $378.7 million in the nine months ended March 31, 2008 from $406.9 million in the nine months ended March 31, 2007. Core powerline billable man-hours decreased 12.8% while revenue per man-hour increased 6.7%. Billable hours decreased primarily due to our terminating certain services during our 2007 fiscal year that did not meet strategic goals, including right-of-way maintenance, and our exiting certain accounts that did not meet long-term profitability goals. These exited accounts represented approximately $23.0 million of revenue during the nine months ended March 31, 2007.
Our storm restoration revenues decreased 22.1% to $35.5 million for the nine months ended March 31, 2008 from $45.6 million for the nine months ended March 31, 2007. The reduction in total storm restoration revenue is due to the decrease in overall storms that have affected our service area. Our storm restoration revenues are highly volatile and unpredictable.
Gross Profit. Gross profit decreased $3.3 million to $68.5 million for the nine months ended March 31, 2008 from $71.8 million for the nine months ended March 31, 2007. Gross profit as a percentage of revenues increased to 16.5% from 15.9% during the nine months ended March 31, 2007. This increase was primarily due to positive impacts related to operational efficiency improvements and the successful elimination of certain lower-margin accounts and services during fiscal 2007, partially offset by a lower contribution from higher margin storm restoration revenues, higher fuel prices, and the impact of lower revenue on direct overhead costs.
General and Administrative Expenses. General and administrative expenses decreased $3.4 million to $31.3 million for the nine months ended March 31, 2008 from $34.7 million for the nine months ended March 31, 2007. This decrease is primarily due to a significant reduction in legal fees and Sarbanes-Oxley compliance expense, partially offset by an increase in costs related to information technology staffing and initiatives. As a percentage of revenues, general and administrative expenses decreased to 7.5% from 7.7%.

Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment increased $1.3 million to $2.1 million for the nine months ended March 31, 2008 compared to $0.8 million for the nine months ended March 31, 2007. This increase is primarily due to an impairment charge on idle equipment (See Note 5).
Interest Expense and Other, Net. Interest expense and other, net decreased $3.8 million to $11.3 million for the nine months ended March 31, 2008 from $15.1 million for the nine months ended March 31, 2007. This decrease was primarily due to a reduction in average debt balances and lower interest rates.
Income Tax Expense. Income tax expense increased $0.8 million to $9.2 million for the nine months ended March 31, 2008 from $8.4 million for the nine months ended March 31, 2007 primarily as a result of the increase in income before income taxes. The effective tax rate was 38.6% and 39.5% for the nine months ended March 31, 2008 and 2007, respectively.
Net Income. As a result of the factors discussed above, net income increased $1.8 million to $14.6 million for the nine months ended March 31, 2008 from $12.8 million for the nine months ended March 31, 2007.
Liquidity and Capital Resources
Our primary cash needs have been for capital expenditures, working capital and payments under our senior credit facility. Our primary sources of cash for the nine months ended March 31, 2008 were cash provided by operations and, to a lesser extent, proceeds from the sale of property and equipment. Our primary source of cash for the nine months ended March 31, 2007 was cash provided by operations.
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
Changes in Cash Flows:

	Nine Months Ended
	March 31,
	2008	2007
	(in millions)
Net cash provided by operating activities	$47.9	$55.9
Net cash provided by (used in) investing activities	$3.8	$(23.1)
Net cash used in financing activities	$(48.7)	$(35.5)
Net cash provided by operating activities decreased $8.0 million to $47.9 million for the nine months ended March 31, 2008 from $55.9 million for the nine months ended March 31, 2007. The decrease in cash flows from operating activities was primarily due to a decrease in deferred income taxes and a non-compete litigation settlement that occurred during the first quarter of the prior year.

Net cash provided by investing activities was $3.8 million for the nine months ended March 31, 2008 compared to net cash used in investing activities of $23.1 million for the nine months ended March 31, 2007. The change in cash provided by investing activities was primarily due to the decrease in purchases of property and equipment.
Net cash used in financing activities increased $13.2 million to $48.7 million for the nine months ended March 31, 2008 from $35.5 million for the nine months ended March 31, 2007. Net cash used in financing activities in both the nine months ended March 31, 2008 and 2007 primarily reflected net payments under our senior credit facility.
Senior Credit Facility
As of March 31, 2008, we had $140.5 million of term loan indebtedness outstanding under our senior credit facility. As of March 31, 2008, our borrowing availability under the $90.0 million revolving portion of our senior credit facility was $66.4 million (after giving effect to the outstanding balance of $23.6 million of outstanding standby letters of credit). The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.
We repaid $26.2 million and $51.0 million of term loans outstanding under our senior credit facility during the three and nine months ended March 31, 2008, respectively, primarily with cash provided by operations and, to a lesser extent, cash provided by the sale of property and equipment.
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
As of March 31, 2008, we had $23.6 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes.
In the ordinary course of business, we occasionally are required by our customers to post surety or performance bonds in connection with services that we provide to them. These bonds have face amounts ranging from $3,000 to $14.0 million. As of March 31, 2008, we had approximately $38.9 million in surety bonds outstanding. In addition, we have provided collateral in the form of a letter of credit to sureties in the amount of $4.0 million, which is included in the total letters of credit outstanding above.
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

Inflation
Due to relatively low levels of inflation experienced during the first nine months of fiscal 2008 and 2007, inflation did not have a significant effect on our results.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a measurement framework and expands disclosure requirements. SFAS No. 157 does not require any new fair value measurements but does apply to assets and liabilities that are required to be recorded at fair value pursuant to other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 157 on July 1, 2008, but do not expect the standard to have a material effect on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required to be measured. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 on July 1, 2008, but do not expect the standard to have a material effect on our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk related to changes in interest rates on borrowings under our senior credit facility, which bears interest based on LIBOR, plus an applicable margin dependent upon a total leverage ratio. We use derivative financial instruments to manage exposure to fluctuations in interest rates on our senior credit facility. These derivative financial instruments, which are all swap agreements, are not entered into for trading or speculative purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. Effective December 2007, we entered into two separate interest rate swap agreements. The first agreement had a notional amount of $60.0 million, an effective date of December 13, 2007 and an expiration date of December 13, 2009. The second agreement had a notional amount of $40.0 million, an effective date of December 19, 2007 and an expiration date of December 19, 2009. Under both swap agreements, we pay a fixed rate of 3.99% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. Based on our current leverage ratio, these swap agreements effectively fix the interest rate at 5.49% for $100.0 million of our term debt. The fair value of the interest rate swaps at March 31, 2008 was reflected on the balance sheet in “Accrued expenses and other” for $1.7 million and “Other liabilities” for $1.3 million.

We have a large fleet of vehicles and equipment that primarily use diesel fuel and, as a result, have market risk for changes in the prices of diesel fuel. If diesel prices rise, our gross profit and operating income would be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers. At March 31, 2008, we had no active diesel fuel derivatives, as our two diesel fuel swaps expired in February 2008. Depending on market conditions, we may enter into additional diesel fuel derivative instruments in the future.
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2008.
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PIKE ELECTRIC CORPORATION (Registrant)
Date: May 9, 2008	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: May 9, 2008	By:	/s/ Anthony K. Slater
Anthony K. Slater
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)