Form 10-K
period 2008-06-30
Pike Electric CORP
filed 2008-09-05
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2008
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
Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2007, was approximately $298,911,432 based on the closing sales price of the common stock on such date as reported on the New York Stock Exchange.
The number of shares of the Registrant’s common stock outstanding as of August 29, 2008 was 33,218,725.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent described herein.

PIKE ELECTRIC CORPORATION
Annual Report on Form 10-K for the year ended June 30, 2008

PART I
ITEM 1. BUSINESS
Overview
Pike Electric (“Pike,” “we,” “us,” and “our”) is one of the largest providers of outsourced electric distribution and transmission services in the United States. We perform engineering, design, maintenance, upgrade and construction of electric distribution powerlines, sub-500 kilovolt (“kV”) transmission powerlines and substations for electric utilities, cooperatives and municipalities. We are also a recognized leader in storm restoration services. Our common stock is traded on the New York Stock Exchange under the symbol PEC.
We were founded by Floyd S. Pike in 1945 and were incorporated in North Carolina in 1968. On July 1, 2005, in connection with our initial public offering (“IPO”) we reincorporated in Delaware by merging Pike Holdings, Inc., our predecessor, with and into a newly-created wholly-owned subsidiary, Pike Electric Corporation. We completed our IPO of ten million shares of common stock on August 1, 2005.
On September 1, 2008, we acquired substantially all of the assets of Shaw Energy Delivery Services, Inc. (“EDS”), formerly an affiliate of The Shaw Group, for $24.25 million in cash, subject to a working capital adjustment, plus the assumption of certain operating liabilities. EDS provides engineering, design, procurement and construction management services on distribution and transmission powerlines and substations, and also performs maintenance and construction services on distribution and transmission powerlines and substations. Among other benefits, the acquisition provides us an opportunity to expand our operations to the West Coast, Southwest, Pacific Northwest and Mid-Atlantic markets. For the twelve months ended August 31, 2007 EDS generated approximately $108 million in revenues.
Industry Overview
The annual market for electric power in the United States is nearly $300 billion and electricity consumption has grown at an average compound annual growth rate of 2.1% from 1980 to 2007, according to the Energy Information Administration (“EIA”). The industry is comprised of investor-owned utilities, municipal utilities, cooperatives, federally-owned utilities, independent power producers and independent transmission companies with three distinct functions: generation, distribution and transmission. The electric distribution and transmission infrastructure is the critical network that connects power from generators to residential, commercial and industrial end users. Electric transmission refers to power lines through which electricity is transmitted over long distances at high voltages (over 230 kV) and the lower voltage lines that connect the high voltage transmission infrastructure to local distribution networks. Electric distribution refers to the local municipal, cooperative or utility distribution network, including associated substations, that provides electricity to end users over shorter distances. Within this electric network, there are over five million miles of distribution lines and more than 600,000 miles of transmission lines. Approximately 85% of transmission line miles carry less than 250 kV, and approximately one-half of these miles are in our geographical footprint.
Electric distribution and transmission infrastructure requires ongoing maintenance, upgrades and extensions to manage power line congestion, avoid delivery failures and connect distribution lines to new end users. According to the EEI, electric utilities spent an estimated $17 billion on electric distribution capital expenditures in 2007 and are anticipated to spend, on average, $14 billion annually through 2015 on distribution investments, which is almost triple the size of projected transmission investment. This infrastructure further requires emergency repairs whenever unexpected power outages or damages occur. The required maintenance, upgrades and extensions, as well as the emergency repairs, are performed by the utility companies that own the relevant power lines and by third-party service providers, such as our company, to which utilities, cooperatives and municipalities outsource some of their needs.
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
Growth in Demand for Electricity and Need for Improved Infrastructure. Demand for electricity is a direct driver of spending on electric distribution and transmission infrastructure. According to a 2008 EIA report, United States electricity consumption has increased by approximately 73% since 1980 and is expected to further increase by approximately 40% by 2030. This increasing demand is being placed on an aging power grid. Based on these facts, we expect increased investment both to establish new distribution and transmission infrastructure and to maintain and improve existing infrastructure.

The Energy Policy Act of 2005. The Energy Policy Act of 2005 was designed, among other things, to improve electric transmission capacity and reliability and to encourage investment in the transmission infrastructure. The Act calls for the formation of a self-regulating reliability organization, subject to oversight by the Federal Energy Regulatory Commission (“FERC”) to create and enforce minimum reliability standards. FERC has issued rules to create a more profitable situation for transmission system owners, and it has approved incentive rates to promote increased transmission construction and help ensure reliability in certain regions of the country. The Act also facilitates effective competition by repealing the Public Utility Holding Company Act (“PUHCA”). We believe this repeal will spur investments from non-utility entities, which are likely to focus on reducing costs, while enabling utilities to focus on their core competencies. Additionally, we believe that the repeal of PUHCA may lead to increased interest in outsourcing solutions. Over the long-term, we believe that our business will benefit from any increase in spending in the transmission infrastructure due to the associated increases in maintenance, extension and upgrade of distribution and sub-500 kV transmission lines – our core business services.
Increased Outsourcing of Infrastructure Services. Utilities, cooperatives and municipalities are continuously seeking ways to improve cost efficiencies. In addition, utilities are facing an aging workforce. According to North American Electric Reliability Corporation, one in three United States utility workers will be age 50 or older by 2010. Over the last decade, electric utilities and cooperatives have increased their reliance on outsourcing the maintenance and improvement of their electric distribution and transmission systems to third-party service providers. Given our size, our skilled workforce, our experienced operations management and our existing equipment and truck fleet, we are well-positioned to provide these outsourcing services in a manner that is cost efficient to our customers and attractive to our prospective customers.
Increased Power Generation and Alternate Energy Sources. Based on increased demand for electricity, power generation will continue to be a focus for utilities. This focus will include traditional and renewable power resources. Our acquisition of EDS will expand our service offering to include engineering, design and construction of the distribution, transmission and substation requirements for solar and wind projects.
New Home Development. New home development has decreased in our markets. This decline has negatively impacted home connections and certain underground distribution services. Given our size and geographical footprint we have reallocated certain employees to areas with greater current demand. Even with this effort our headcount has declined with demand in these areas. The turnaround in the demand for these services is impacted by mortgage and other financial institution difficulties, new and existing home inventories, home prices, interest rates and overall political and economic conditions.
Competitive Strengths
We believe our significant competitive strengths are as follows:
•	Company Branding. We are one of the largest service providers to electric utilities, cooperatives and municipalities in the United States. We are also one of the few service providers of scale in our industry that operates under a single, well-recognized brand over a contiguous geographic area, providing us a distinct competitive advantage with both large and small territory customers.

•	Outsourced Services-Based Business Model. We provide vital services to electric utilities, cooperatives and municipalities, which have increased their reliance on outsourcing the maintenance and improvement of their distribution and transmission systems. Over 99% of our revenues are derived under master service arrangements. We derive less than 1% of our revenues from fixed-price agreements relating to large-scale capital improvement projects.

•	Geographic Market. Our service territory includes the Southeastern and South-Central United States. Both overall and on a state-by-state basis, our market has exhibited strong population growth and increases in electricity consumption, thereby increasing demand for our services. Moreover, the contiguous nature of our transmission and distribution service territory enables us to respond nimbly to our customers’ needs, particularly in situations requiring rapid response, where we are able to seamlessly transition crews and equipment within our territory. This agility also provides the added benefit of increased operating efficiency by enabling us to maximize the highest and best use of our crews and equipment within our industry without significant barriers.

•	Storm Restoration Opportunities. Our transmission and distribution market includes the Southeastern and South-Central United States, generally the most affected areas of the country when considering the impact of inclement weather, such as ice storms and hurricanes, on the electric infrastructure. Of the competitors in our market, we believe we are the leading provider of emergency services for storm restoration.

•	Long-Standing Customer Relationships. We have a diverse, well-capitalized customer base that includes over 150 electric companies throughout our service territory. We employ a customer-focused philosophy that has resulted in long-standing customer relationships. Our relationships with our top 15 customers average approximately 34 years.

•	Major Investments in Fleet and Safety. We have made significant investments in our business. In addition to investing in our fleet, substantially all of which we own, we have invested in our employee safety and development programs, establishing training and safety programs certified by the Department of Labor.

•	Experienced Management Team with Demonstrated Operational Excellence. Our strong management has led us to operational excellence, as demonstrated by our continuing success in effectively growing our business, managing our costs, supervising our workforce and deploying our fleet. All members of our senior operational management team have been with us for over 20 years and most obtained significant operating experience prior to being promoted to their current positions.

•	Financial Position. Our strong cash flows have provided the opportunity to reduce our debt by $279.0 million since June 30, 2005. We are in a position to pursue all avenues of business growth.
Business Strategy
We strive to be our customers’ service provider of choice and to expand our leadership position in the outsourced services sector of the electric infrastructure industry, while continuing to increase our revenues and profitability. In order to accomplish these goals, we are pursuing the following strategies:
•	Increased Penetration Within Our Existing Service Territory. We intend to continue to increase our penetration and market share within our existing service territory by expanding our existing customer relationships, attracting new customers and pursuing selective acquisitions. We believe our quality service, modern fleet, regional presence, storm restoration capabilities and strong safety record will enable us to develop our business with both existing and prospective customers as they continue to outsource their servicing needs.

•	Expand Our Service Territory and Service Offerings. We intend to continue to grow our business by seeking new opportunities from our existing customers that have operations outside our current service territory or outsourcing needs beyond our current service offerings, capturing new customers in other geographic markets and pursuing selective acquisitions.

•	Continued Focus on Distribution and Sub-500 kV Transmission. We will continue to focus on the maintenance, upgrade and extension of electric distribution and sub-500 kV transmission power lines. By focusing on the distribution and sub-500 kV transmission sector of the industry and providing high-quality services to our customers, we believe that we will be in a position to capture a significant share of the expected increased amount of work in this market sector.

•	Capitalize on Favorable Long-Term Industry Trends. We believe that we are well positioned to benefit from expected long-term industry trends, which are described in more detail above under the heading “Industry Trends.”

•	Employer of choice for transmission and distribution line workers. We believe the demand for skilled line workers will increase dramatically over the next five to ten years. We will continue to focus on employee development and retention. This effort includes periodic wage and benefits reviews, recruitment programs, advertising, new educational programs and continuously improving communications with mobile workforce. We have also initiated a leadership retirement program, effective for fiscal 2009.

•	Continued Focus on Operating Efficiency and Customer Service. We intend to use the scale and scope of our capabilities to achieve higher levels of operating efficiency and productivity while further enhancing our customer service. Additionally, we intend to use our modern fleet, repair and maintenance capabilities and skilled workforce to increase our cost competitiveness so that we may profitably win new business. Development, implementation and deployment of new technologies will be a key component of this effort.

•	Continued Focus on Safety. We will continue to focus on safety through the use of safety programs, training, technology and equipment.

Our Services
We provide services to the electric power distribution and transmission market. We focus primarily on the maintenance, upgrade and extension of overhead and underground power lines, and secondarily on providing storm restoration services and various ancillary services. We provide a breakdown of our revenues by type of service in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Services.”
Core Powerline Services. We began as a provider of distribution infrastructure services, and these services continue to be our primary revenue generator. Today, using over 5,800 pieces of motorized equipment, we provide overhead and underground maintenance, upgrade and extension services in a 19-state region. Overhead services consist of the construction and repair of wire and components in energized overhead electric distribution systems. Underground services range from simple residential installations, directional boring, duct bank and manhole installation, to the construction of complete underground distribution facilities. We also perform routine maintenance work, consisting of repairing or replacing damaged or defective components, inspecting distribution systems for safety hazards and upgrading outdated or low-capacity infrastructure.
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
Our ancillary services include the construction of power substations and the installation of street lighting and fiber optic lines to meet the needs of certain of our distribution customers. While we do not actively pursue these ancillary services as stand-alone services, they add significant value for our customers who prefer to utilize a single electric distribution and transmission infrastructure service provider. Our various ancillary services have generated less than 5% of our total revenue for each year during the past five years and have been decreasing as a percentage of revenue during that time.
Storm Restoration Services. Storm restoration involves the repair or reconstruction of any part of a distribution or sub-500 kV transmission network, including substations, power lines, utility poles or other components, damaged during snow, ice or wind storms, flash floods, hurricanes, tornados or other natural disasters. We have earned a reputation as a storm restoration leader in the Southeast and South-Central United States due to our ability to rapidly mobilize the necessary employees and equipment while maintaining a functional force for our unaffected customers. In crisis situations, we have deployed over 2,000 employees within 24 hours to respond to our customers’ emergency needs. We maintain a dedicated 24-hour Storm Center that acts as the single hub of command. While current master service arrangement (“MSA”) customers get priority services, we also perform these services outside our normal geographic service area and to utilities and cooperatives not under MSA arrangements.
Storm restoration services do not require that we keep a dedicated team on call. Rather, we are able to shift crews performing core powerline services for our customers in unaffected areas to those areas affected by severe storms. Consequently, we are better able to manage our workforce and respond quickly to storm-affected areas, especially given our contiguous geographic market. Upon completion of the storm work, our crews return to those customers in unaffected areas and complete the deferred work. This method of staffing storm crews has proven both cost-efficient and effective. Our core powerline revenues decline as storm restoration revenues increase.
Our storm restoration services provide us with opportunities to attract new customers for our core electric distribution and transmission infrastructure services and we have been successful in acquiring new customers after providing storm restoration services to them. Our storm revenues vary significantly from year-to-year as shown in the table below:

			Storm Revenues
Fiscal	Storm	Total	as a Percentage of
Year	Revenues	Revenues	Total Revenues
	(In millions)	(In millions)
2004	$43.0	$356.7	12.1%
2005	$149.2	$679.2	22.0%
2006	$185.3	$727.5	25.5%
2007	$53.3	$596.8	8.9%
2008	$49.4	$552.0	8.9%

The following table sets forth certain information related to selected significant storm mobilizations in recent years:

Selected Storm Mobilizations
		Approximate
		Number of
		Employees	Restoration
Storm (States Affected)	Date	Mobilized	Period

Hurricanes
Dennis (FL)	July 2005	1,600	6 days

Rita (TX, LA)	September 2005	1,500	18 days

Katrina (LA, MS, AL)	September 2005	3,100	30 days

Wilma (FL)	October 2005	1,600	22 days

Ice Storms
Ice Storm (GA, NC, SC, VA)	December 2005	2,000	7 days

Ice Storm (MO, IL, OK)	January 2007	1,200	10 days

Ice Storm (OK, KS, MO, IA)	December 2007	1,350	20 days
As illustrated in the tables above, our storm restoration services are very volatile. At the peak of our restoration activity, we have dedicated more than 3,000 field, supervisory and support staff to storm restoration services. We cannot accurately predict the occurrence or magnitude of future storm restoration revenues and therefore, rely on our core powerline business and revenues for our day-to-day profitability.
Customers
We have focused on developing strong, long-term relationships with major electric utilities, cooperatives and municipalities. We have a diverse, well-capitalized customer base that includes over 150 electric companies throughout our service territory. We have employed a customer-focused philosophy that has resulted in customer loyalty, as exemplified by our 62-year relationship with our first customer, Duke Energy. Our relationships with our top 15 customers average approximately 34 years. We preserve these relationships by providing top-quality service and modern equipment.
Our top ten customers accounted for approximately 55.5%, 47.8% and 56.1% of our revenues during fiscal 2008, 2007 and 2006, respectively. Duke Energy was our only customer that represented greater than 10% of our revenues during that time frame, with 19.9%, 15.6%, and 14.7% for fiscal 2008, 2007 and 2006, respectively. Given the composition of the utilities, cooperatives and municipalities in our geographical market, we expect that a substantial portion of our total revenues will continue to be derived from a limited group of customers.
Types of Service Arrangements
Over 99% of our services are provided under MSAs that cover maintenance, upgrade and extension services, as well as new construction. Work under these arrangements is typically billed based on either hourly usage of labor and equipment or unit of work. For the year ended June 30, 2008, approximately 62% of our revenues were generated from hourly arrangements, while approximately 37% were generated from unit-based arrangements. Hourly arrangements involve billing for actual productive hours spent on a particular job. The unit-based arrangements involve billing for actual units completed (poles, cross arms, specific length of line, etc.) based on prices defined in the customers’ MSAs. We derive less than 1 % of our revenues from fixed-price agreements relating to large-scale capital improvements. Initial arrangement awards are usually made on a competitive bid basis; however, extensions are often completed on a negotiated basis. As a result of our track record of quality work and services, a majority of our arrangements are renewed at or before the expiration of their terms.
The terms of our service arrangements are typically between one to three years for cooperatives and municipalities and three to five years for investor-owned utilities, with periodic pricing reviews. Due to the nature of our MSAs, in many instances our customers are not committed to minimum volumes of services, but rather we are committed to perform the specific services covered by the MSAs if and to the extent requested by the customer. The customer is, however, obligated to obtain these services from us if they are not performed by the customer’s employees. Therefore, there can be no assurance as to the customer’s requirements during a particular period or that such estimates at any point in time are predictive of future revenues. Most of our arrangements, including MSAs, may be terminated by our customers on short notice. Because the majority of our customers are well-capitalized, investment grade-rated electric utilities or cooperatives, we have experienced minimal bad debts historically.

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
Training, Quality Assurance and Safety
Performance of our services requires the use of heavy equipment and exposure to potentially dangerous conditions. Our safety record reflects our commitment to operating safely and prudently. As employee safety is a top corporate priority, we have developed an extensive safety and training program, utilizing physical training facilities and on-line courses. Our lineman training program, an accredited four-year program, has grown to be one of the largest non-union power line training programs in the United States. We have received recognition of excellence from the North Carolina Department of Labor for the results of our apprenticeship program. In addition to on-the-job training, our Career Development Program and specialized training, we require our employees to attend ongoing safety training programs. Our continued focus on safety and workforce developments has resulted in year-over-year improvements in lost-time incidence rates in each of the last five fiscal years. These rates are calculated in accordance with the methodologies prescribed by the Occupational Safety and Health Administration (“OSHA”). We also conduct other mandatory training programs covering a variety of areas, such as supervisor development and CPR/ First Aid Certification.
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
Equipment
Our fleet, substantially all of which we own, consists of over 5,800 pieces of motorized equipment with an average age of approximately five years (measured as of June 2008) as compared to their average useful lives of 4 to 12 years. Our equipment includes standardized trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, generators, boring machines, cranes, wire pullers and tensioners. The standardization of our trucks and trailers allows us to minimize training, maintenance and parts costs. We believe that our vehicles generally are well maintained and adequate for current operations.
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
Employees
At June 30, 2008, we employed approximately 5,400 full-time and part-time employees, of which approximately 4,600 were revenue producing and approximately 800 were non-revenue producing. We offer our employees a competitive package of benefits including medical, dental, life and disability insurance, paid vacation and holidays, a 401(k) plan, leadership retirement program, and safety and incentive bonuses. The level of benefits per employee varies and is based upon years of service, as well as levels of seniority and other variables.
Our employees are not currently unionized, and we believe that our relationship with our employees is very good.

Risk Management and Insurance
We maintain insurance arrangements with coverage customary for companies of our type and size, including general liability, automotive and workers’ compensation. We are partially self-insured under our major policies, and our insurance does not cover all types or amounts of liabilities. Under our general liability, automotive and individual workers’ compensation arrangements, we are generally liable for up to $1.0 million per occurrence (and up to $0.5 million per claim prior to 2004). We also maintain insurance for health insurance claims exceeding $0.35 million per person on an annual basis. We are not required to, and do not, specifically set aside funds for our self-insurance programs. At any given time, we are subject to multiple workers’ compensation and personal injury and other employee-related claims. Losses are accrued based on estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported with assistance from a third-party actuary. We maintain accruals based on known facts and historical trends.
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. As of June 30, 2008, we have approximately $34.6 million in surety bonds outstanding. We have never had to reimburse any of our sureties for expenses or outlays incurred under a performance or payment bond.
Competition
We face significant competition from subsidiaries or divisions of four national companies, approximately eight regional companies and numerous small owner-operated private companies. Our competitors vary in size, geographic scope and areas of expertise. We also face competition from the in-house service organizations of our existing and prospective customers, some of which employ personnel who perform some of the same types of services we provide.
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
We believe that we have a favorable competitive position in our markets due in large part to our strong operating history, reputation and relationships with our customers. Small third-party service providers pose a smaller threat to us than national competitors because they are frequently unable to compete for larger, blanket service agreements to provide system-wide coverage. However, some of our competitors are larger, have greater resources and are able to offer a broader range of services (such as services to the telecommunications industry) or offer services in a broader geographic territory. In addition, certain of our competitors may have lower overhead cost structures and may, therefore, be able to provide their services at lower rates than we can. Furthermore, if employees leave and become our competitors, we may lose some of our existing customers that have formed relationships with those former employees. Competitive factors may require us to take measures, such as price reductions, in the future that could reduce our profitability. There are few significant barriers to entry into our industry and, as a result, any organization with adequate financial resources and access to qualified staff may become a competitor.

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
Available Information
Our website address is www.pike.com. You may obtain free copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, any amendments to such reports, and filings under Sections 13 and 16 of the Securities Exchange Act of 1934, as amended, through our website under the heading “Investor Relations” or through the website of the Securities and Exchange Commission (“SEC”) (www.sec.gov). In addition, our Corporate Governance Guidelines, Code of Conduct and Ethics, and the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee are posted on our website in the Investor Relations section under the heading “Corporate Governance.” We intend to disclose on our website any amendments or waivers to our Code of Ethics and Business Conduct that are required to be disclosed pursuant to Item 5.05 of Form 8-K. These reports are available on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
We derive a significant portion of our revenues from a small group of customers. The loss of or a significant decrease in services to one or more of these customers could negatively impact our business and results of operations. Our customer base is highly concentrated. Our top ten customers accounted for approximately 55.5%, 47.8% and 56.1% of our revenues for fiscal 2008, 2007 and 2006, respectively. Duke Energy was our only customer that represented greater than 10% of our revenues during that time frame, with 19.9%, 15.6%, and 14.7% for fiscal 2008, 2007 and 2006, respectively. Given the composition of the utilities, cooperatives and municipalities in our geographic market, we expect a substantial portion of our revenues will continue to be derived from a limited group of customers. We may not be able to maintain our relationships with these customers, and the loss of, or substantial reduction of our sales to, any of our major customers could materially and adversely affect our business, financial condition and results of operations.

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
Our storm restoration services are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, the levels of our financial results from period to period. Revenues derived from our storm restoration services are highly volatile and uncertain due to the unpredictable nature of weather-related events. Our annual storm restoration revenues have ranged from a low of $43.0 million to a high of $185.3 million during the five fiscal years ended June 30, 2008. During fiscal 2006 and 2005, we experienced the largest storm restoration events of our history as several significant hurricanes impacted the Gulf Coast and Florida. Our storm restoration revenues for fiscal 2006 and 2005 are not indicative of the revenues that we typically generate in any period or can be expected to generate in any future period. Our historical results of operations have varied between periods due to the volatility of our storm restoration revenues. The levels of our future revenues and net income may be subject to significant variations and uncertainties from period to period due to the volatility of our storm restoration revenues. In addition, our storm restoration revenues are offset in part by declines in our core powerline services because we staff storm restoration mobilizations in large part by diverting resources from our core powerline services.
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
Our safety record is an important consideration for our customers. If serious accidents or fatalities occur, we may be ineligible to bid on certain work, and existing service arrangements could be terminated. In addition, if our safety record was to deteriorate, our ability to bid on certain work could be adversely impacted. Further, regulatory changes implemented by OSHA could impose additional costs on us. Adverse experience with hazards and claims could have a negative effect on our reputation with our existing or potential new customers and our prospects for future work.
Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all. We are partially self-insured for our major risks, and our insurance does not cover all types or amounts of liabilities. Our insurance policies for individual workers’ compensation and vehicle and general liability are subject to substantial deductibles of $1.0 million per occurrence. We are not required to, and do not, specifically set aside funds for our self-insurance programs. At any given time, we are subject to multiple workers’ compensation and personal injury claims. Our insurance policies may not be adequate to protect us from liabilities that we incur in our business.
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
Fuel costs could materially and adversely affect our operating results. Fuel costs, which have been at historically high levels for the past three years, and have continued to rise year over year, constitute a portion of our operating expense. Fuel prices and supplies are influenced by a variety of international, political and economic circumstances. In addition, weather and other unpredictable events may significantly affect fuel prices and supplies. These or other factors could result in higher fuel prices which, in turn, would increase our costs of doing business and lower our gross profit. Fuel and oil expenses were approximately 6.2% of revenues for fiscal 2008.
Demand for some of our services is cyclical and vulnerable to industry and economic downturns, which could materially and adversely affect our business and results of operations. The demand for infrastructure services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. When the general level of economic activity deteriorates, our customers may delay or cancel expansions, upgrades, maintenance and repairs to their systems. A number of other factors, including the financial condition of the industry, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future. We are also dependent on the amount of work that our customers outsource. During downturns in the economy, our customers may determine to outsource less work resulting in decreased demand for our services. Furthermore, the historical trend toward outsourcing of infrastructure services may not continue as we expect. In addition, consolidation, competition or capital constraints in the electric power industry may result in reduced spending by, or the loss of, one or more of our customers. These fluctuations in demand for our services could materially and adversely affect our business, financial condition and results of operations, particularly during economic downturns. Economic downturns may also adversely affect the pricing of our services.

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
To be successful, we need to attract and retain qualified personnel, and any inability to do so would adversely affect our business. Our ability to provide high-quality services on a timely basis requires an adequate supply of skilled linemen and managers. Accordingly, our ability to increase our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently. Our labor expenses may also increase as a result of a shortage in the supply of skilled personnel, or we may have to curtail our planned internal growth as a result of labor shortages. We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions. If we are unable to hire and retain qualified personnel in the future, there could be a material adverse effect on our business, financial condition and results of operations.
In addition, our employees might leave our company and become our competitors. If this happens, we may lose some of our existing clients that have formed relationships with these former employees. In addition, we may lose future clients to a former employee as a competitor. In either event, there could be a material adverse effect on our business, financial condition and results of operations.
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
A continued slowdown in the housing market could negatively affect our revenues from distribution work. Because a portion of our distribution revenue is related to new home construction, we may face reductions in our distribution business when residential housing starts slow. Historically, during such situations, we have generally seen customers shift spending to other projects, such as upgrades to the power networks and projects related to new apartment buildings. However, depending on the severity and duration of the downturn, we could be unable to fully replace lost revenues, which could cause a material adverse effect on our business, financial condition and results of operations.
Our industry is highly competitive and we may be unable to compete effectively, retain our customers or win new customers, which could result in reduced profitability and loss of market share. We face intense competition from subsidiaries or divisions of four national companies, approximately eight regional companies and numerous small, owner-operated private companies. We also face competition from the in-house service organizations of our existing or prospective customers, some of which employ personnel who perform some of the same types of services we provide. We compete primarily on the basis of our reputation and relationships with customers, safety and execution record, geographic presence and the breadth of service offerings, pricing and the availability of qualified personnel. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their services at lower rates than we can provide. Many of our current and potential competitors, especially our competitors with national scope, also may have significantly greater financial, technical and marketing resources than we do. In addition, our competitors may succeed in developing the expertise, experience and resources to compete successfully and in marketing and selling new services better than we can. Furthermore, our existing or prospective customers may not continue to outsource services in the future or we may not be able to retain our existing customers or win new customers. The loss of existing customers to our competitors or the failure to win new customers could materially and adversely affect our business, financial condition and results of operations.

We may be unsuccessful at acquiring companies or at integrating companies that we acquire, and as a result, we may not achieve the expected benefits and our profitability could materially suffer. One of our growth strategies is to consider acquisitions of additional electrical distribution and transmission services providers, both within and outside of our current service territory, when attractive opportunities arise. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. We may not be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks, including failure of the acquired business to achieve expected results, diversion of management’s attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to obtain the necessary acquisition financing or we may have to increase our indebtedness in order to finance an acquisition. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could adversely affect the market price of our stock. Our future business, financial condition and results of operations could suffer if we fail to implement successfully our acquisition strategy.
We acquired substantially all of the assets of Shaw Energy Delivery Services, Inc. on September 1, 2008, and this acquisition could have a negative effect on our business and results of operations. On September 1, 2008, we acquired substantially all of the assets of EDS, formerly an affiliate of The Shaw Group, pursuant to an asset purchase agreement executed on June 18, 2008, amended on August 14, 2008. The acquired assets and assumed liabilities could weaken our financial results, impose internal control issues and produce other unforeseen negative consequences on our existing business. We also had some customer overlap prior to the purchase. If any of the customers in common were to reduce the volume of work with us to reduce vendor concentration, such decreases could adversely impact our revenues and profitability. We have incurred transactional costs related to the acquisition and we may not realize all anticipated synergies.
We have incurred indebtedness under a senior credit facility, which may restrict our business and operations, and restrict our future access to sufficient funding to finance desired growth. As of June 30, 2008, we had outstanding indebtedness of approximately $140.5 million and had availability of $66.4 million under the $90.0 million revolving portion of our senior credit facility (after giving effect to the outstanding standby letters of credit of $23.6 million). Including the impact of active interest rate swaps, a hypothetical change in the interest rate of 50 basis points on our indebtedness as of June 30, 2008 would change annual cash interest expense by approximately $0.2 million.
We typically dedicate a portion of our cash flow to debt service. If we do not ultimately have sufficient earnings to service our debt, which matures in fiscal 2013, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, which we may not be able to do on commercially reasonable terms or at all.
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
We are in the process of implementing a company-wide information technology (“IT”) solution which could temporarily disrupt our day-to-day operations. We are implementing a comprehensive IT solution that will allow for a seamless interface between functions such as accounting and finance, human resources, powerline operations, fleet management and customer relationships. Development and implementation of the IT solution will require substantial financial and personnel resources. While the IT solution is intended to improve and enhance our information systems, large scale implementation of new information systems exposes us to the risks of start up of the new system and integration of that system with our existing systems and processes, including possible disruption of our financial reporting. Failure to properly implement the IT solution could result in substantial disruptions to our business, including coordinating and processing our normal business activities, testing and recording of certain data necessary to provide oversight over our disclosure controls and procedures and effective internal controls over our financial reporting, and other unforeseen problems.

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
We review our intangible assets with finite lives for impairment when events or changes in business conditions indicate the carrying value of the assets may not be recoverable, as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment of intangible assets with finite lives exists if the sum of the undiscounted estimated future cash flows expected is less than the carrying value of the assets. If this measurement indicates a possible impairment, we compare the estimated fair value of the asset to the net book value to measure the impairment charge, if any.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $134.5 million at June 30, 2008. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements. Future impairments, if any, will be recognized as operating expenses.
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
As of June 30, 2008, there were 33,183,468 shares of our common stock outstanding. Of this amount, 17,883,546 shares of common stock are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.
Additionally, we have filed a “shelf” registration statement with the SEC pursuant to which Lindsay Goldberg and its affiliates (“LGB”) may sell up to 8,000,000 shares, or approximately 25%, of our common stock at any time in one or more offerings. The registration statement was declared effective by the SEC on September 20, 2006. The offer or sale of all or a portion of such shares may have an adverse effect on the market price of our common stock. We are required to pay the expenses associated with such offerings.
Also, in the future, we may issue our securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding common stock, and the issuance of such common stock would dilute the ownership percentage of our then existing stockholders.
The concentration of our capital stock will limit other stockholders ability to influence corporate matters. LGB owns approximately 40% of the total voting power of our outstanding shares of common stock. In addition, J. Eric Pike, our Chairman, CEO and President, has the ability to control approximately 8% of the total voting power of our outstanding shares of common stock. LGB and Mr. Pike also are parties to an agreement whereby LGB has agreed to vote its shares in favor of Mr. Pike being a director of the Company subject to certain conditions. As a result, LGB and Mr. Pike, together, have the ability to exert substantial influence or actual control over the Company’s management and affairs and over most matters requiring action by the Company’s stockholders. The interests of LGB or Mr. Pike, or their respective affiliates, may not coincide with the interests of the other holders of our common stock. This concentration of ownership also may have the effect of delaying or preventing a change in control otherwise favored by our other stockholders and could depress the stock price.

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
Utilities focus on power generation may temporarily divert attention and capital away from maintenance projects we perform. As United States energy consumption increases, utilities will commit additional capital to power generation projects. This capital demand may cause certain distribution powerline maintenance projects to be deferred.
Bonding indemnification requirements may change on existing or new contracts. Customer requirements may increase our costs or in some cases result in collateral agreements or other reductions of availability under our revolving credit agreement. In addition, our surety providers may decline to modify current bonds or issue new bonds based on their assessment of risk. If we experienced a disruption in bonding availability, we may be unable to bid certain projects.
Our financial results are based upon estimates and assumptions that may differ from actual results. In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States, several estimates and assumptions are used by management in determining the reported amounts of assets and liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. Estimates are primarily used in our assessment of the allowance for doubtful accounts, valuation of inventory, useful lives and salvage values of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, forfeiture estimates relating to stock-based compensation, revenue recognition and provision for income taxes. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our business, financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters and primary fleet facility are located in Mount Airy, North Carolina. As of June 30, 2008, we owned 13 facilities and leased 35 properties throughout our service territory. Most of our properties are used as offices or for fleet operations. We have pledged our owned properties as collateral under our credit facility. We continuously review our property needs and, as a result, may consolidate or eliminate certain facilities in the future. However, no specific future eliminations or consolidations have been identified. We believe that our facilities are adequate for our current operations.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended June 30, 2008.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “PEC” on July 27, 2005 at the time of our IPO. The table below, for the periods indicated, presents the high and low sales prices per share of our common stock as reported on the NYSE:

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low

First Quarter	$24.39	$17.59	$19.90	$14.35
Second Quarter	21.16	13.99	18.95	14.45
Third Quarter	17.00	12.75	19.25	15.31
Fourth Quarter	17.91	12.99	23.79	17.72
As of August 29, 2008, there were 62 stockholders of record of our common stock.
Dividend Policy
We have not declared or paid any cash dividends on our publicly traded common stock since our IPO. We currently intend to continue to retain any future earnings to finance the growth, development and expansion of our business. Accordingly, we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, any contractual restrictions, the income tax laws then in effect and the requirements of Delaware law.
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
The following graph compares the percentage change in cumulative total stockholder return on our common stock since July 27, 2005, the date when our common stock was first publicly traded, with the cumulative total return over the same period of the companies included in the Standard & Poor’s 500 Index (“S&P 500”), the Russell 2000 Index (“Russell 2000”) and a peer group selected by our management that includes four public companies within our industry. The peer group is comprised of Dycom Industries, Inc., Infrasource, Inc. (through December 31, 2007), MasTec, Inc. and Quanta Services, Inc.
The comparison assumes that the value of an investment in our common stock, the S&P 500, the Russell 2000 and the peer group was $100 on July 27, 2005 and that all dividends were reinvested. We have not paid dividends on our common stock. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

	27-Jul-05	31-Dec-05	30-Jun-06	31-Dec-06	30-Jun-07	31-Dec-07	30-Jun-08
Pike Electric Corp.	$100	$116	$138	$117	$160	$120	$119
S&P 500®	$100	$102	$105	$118	$126	$124	$110
Russell 2000	$100	$100	$109	$119	$126	$117	$106

Custom Composite Index (four stocks)	$100	$108	$133	$142	$217	$182	$203
•	The Custom Composite Index (four stocks) consists of: Dycom Industries Inc., Infrasource Services (through December 31, 2007), Mastec Inc and Quanta Services Inc.

•	Note: Starting price in 27-Jul-05 is based on PEC IPO price.
Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The tables on the following pages set forth selected consolidated financial data of Pike Electric Corporation for each of the years in the five-year period ended June 30, 2008. The selected consolidated financial data as of June 30, 2008, 2007, 2006, 2005 and 2004 and for each of the five years in the period ended June 30, 2008, was derived from the audited consolidated financial statements of Pike Electric Corporation. Amounts for fiscal 2008, 2007, 2006 and 2005 include the results of operations of Red Simpson, which was acquired on July 1, 2004.
The consolidated financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data” included elsewhere herein.

	Years Ended June 30,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$552,029	$596,837	$727,470	$679,197	$356,697
Cost of operations (1)	460,325	499,422	599,247	585,354	300,313

Gross profit	91,704	97,415	128,223	93,843	56,384
General and administrative expenses (2)	41,724	46,486	45,228	47,867	18,812
Loss on sale and impairment of property and equipment	3,043	1,052	2,250	585	265

Income from operations	46,937	49,877	80,745	45,391	37,307
Other expense (income):
Interest expense (3)	13,919	19,799	24,272	40,217	9,192
Other, net	(214)	(236)	(220)	(109)	(19)

Total other expense	13,705	19,563	24,052	40,108	9,173
Income before income taxes from continuing operations	33,232	30,314	56,693	5,283	28,134
Income tax expense	12,983	11,957	22,324	8,469	11,276

Income (loss) from continuing operations	20,249	18,357	34,369	(3,186)	16,858
Loss from discontinued operations, net of taxes (4)	—	—	—	—	(330)

Net income (loss)	$20,249	$18,357	$34,369	$(3,186)	$16,528

Basic earnings (loss) from continuing operations per common share:
Weighted average basic common shares outstanding	32,810	32,416	31,023	27,709	24,437

Income (loss) from continuing operations	$0.62	$0.57	$1.11	$(0.11)	$0.69

Diluted earnings (loss) from continuing operations per common share:
Weighted average diluted common shares outstanding	33,666	33,366	32,252	27,709	24,437

Income (loss) from continuing operations	$0.60	$0.55	$1.07	$(0.11)	$0.69

	As of June 30,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$11,357	$1,467	$3,391	$3,106	$4,937
Working capital	71,413	64,078	78,995	69,421	41,497
Property and equipment, net	229,119	267,740	284,452	281,842	190,600
Total assets	510,263	545,497	589,966	592,455	287,096
Total current liabilities	71,023	69,906	73,884	82,307	38,502
Total long-term liabilities	218,288	279,530	345,350	509,665	199,311
Mandatorily redeemable preferred stock	—	—	—	—	5,810
Total stockholders’ equity (5)	220,952	196,061	170,732	483	49,283
Cash dividend per share of common stock	—	—	—	—	—

(1)	Cost of operations for fiscal 2005 includes $21.1 million in deferred compensation charges related to our acquisition of Red Simpson in July 2004.

(2)	General and administrative expenses for fiscal 2008, 2007 and 2006 includes stock compensation expense of approximately $2.7 million, $1.9 million and $2.3 million, respectively, related to the adoption of SFAS 123R as of July 1, 2005. General and administrative expenses for fiscal 2005 include: (i) $4.2 million of compensation expense for common stock options repurchased from our management in connection with our December 2004 recapitalization, (ii) a $4.0 million charge for the termination of our management agreement with Lindsay Goldberg, and (iii) $2.6 million related to the purchase by members of Red Simpson’s management of restricted shares of common stock in connection with the acquisition of Red Simpson, due to the acceleration of deferred compensation benefits and the subsequent repurchase of a portion of that restricted stock in the December 2004 recapitalization.

(3)	Interest expense primarily includes interest expense related to outstanding debt. Other interest expenses include (a) a $14.0 million charge in fiscal 2005 for the redemption of preferred stock and (b) the write-off of unamortized deferred loan costs of $0.8 million, $1.1 million, $3.2 million and $6.7 million for fiscal 2008, 2007, 2006 and 2005, respectively, resulting from the prepayment of debt.

(4)	Loss from discontinued operations, net of taxes, represents losses from our industrial division, which ceased operations during the year ended June 30, 2004.

(5)	Total stockholders’ equity was effected in fiscal 2006 by our IPO, completed on August 1, 2005, of ten million shares of common stock, in which we received approximately $122.0 million in net proceeds. Total stockholders’ equity was effected in fiscal 2005 by our sale of common stock on July 1, 2004 for $71.0 million in connection with our acquisition of Red Simpson, which was offset by our recapitalization in December 2004, pursuant to which we acquired shares of our common stock for a total purchase price of $123.3 million.

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
Overview
Pike Electric is one of the largest providers of outsourced electric distribution and transmission services in the United States. We perform engineering, design, maintenance, upgrade and construction of electric distribution powerlines, sub-500 kilovolt (“kV”) transmission powerlines and substations for electric utilities, cooperatives and municipalities. We are also a recognized leader in storm restoration services.
Services
We monitor our revenues by the two categories of services we provide: core powerline and storm restoration. We use this breakdown because core powerline services represent our ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs. Storm restoration revenues represent additional revenue opportunities that depend on weather conditions.
Our powerline services are our core business because of the magnitude and stability of our revenues from these operations. These powerline services have benefited from the industry trends described above. Although storm restoration services can generate significant revenues, their unpredictability is demonstrated by comparing our revenues from those services in the last five fiscal years which have ranged from 8.9% to 25.5% of our total revenues. During fiscal 2006 and 2005, we experienced the largest storm restoration events of our history as several significant hurricanes affected the Gulf Coast and Florida. Our storm restoration revenue for fiscal 2006 and 2005 are not indicative of the revenues that we typically generate in any period or can be expected to generate in any future period. We cannot accurately predict the occurrence or magnitude of future storm restoration revenues.
The table below sets forth our revenues by category of service for the periods indicated:

	Core	Percentage	Storm	Percentage
Fiscal	Powerline	of Total	Restoration	of Total	Total
Year	Services	Revenues	Services	Revenues	Revenues
	(In millions)		(In millions)		(In millions)

2004	$313.7	87.9%	$43.0	12.1%	$356.7
2005	530.0	78.0%	149.2	22.0%	679.2
2006	542.2	74.5%	185.3	25.5%	727.5
2007	543.6	91.1%	53.2	8.9%	596.8
2008	502.6	91.1%	49.4	8.9%	552.0
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
Inflation
Due to relatively low levels of inflation experienced in recent years, inflation has not had a significant effect on our results. However, we have experienced significant increases in the costs of fuel used to operate our vehicles and equipment during the last three fiscal years.

Basis of Reporting
Revenues. We derive our revenues from one reportable segment through two service categories — core powerline and storm restoration. Our core powerline services consist of the maintenance, upgrade and extension of electric distribution and transmission power lines. Our storm restoration services involve the rapid deployment of our highly-trained crews and related equipment to restore power on distribution and transmission systems during crisis situations, such as hurricanes or ice or wind storms.
Approximately 99% of our services, including substantially all of our core powerline and a majority of our storm restoration services, are provided under MSAs, which are based on a price per hour worked or a price per unit of service. Less than 1% of our annual revenues are from fixed-price agreements. In addition, we do not derive significant revenues from large-scale capital projects, which typically involve competitive bidding, fixed price agreements and substantial performance bond requirements. The mix of hourly and per unit revenues changes during periods of high storm restoration services, as these services are all billed on an hourly basis. We determine our revenue generated on an hourly basis based on actual labor and equipment time completed and on materials billed to our customers. Revenue based on hours worked is recognized as hours are completed. We recognize revenue on unit-based services as the units are completed.
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
Interest Expense and Other, Net. Interest expense and other, net primarily include interest expense and other nonoperating expenses. In addition to cash interest expense, interest expense includes amortization of deferred loan costs, deferred compensation accretion and the write-off of unamortized deferred loan costs resulting from prepayments of debt.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses reported. We believe our uses of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness on a consistent basis. Actual results may differ materially from these estimates. We believe the following to be our most important accounting policies, including those that use significant judgments and estimates in the preparation of our consolidated financial statements.
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
Work completed and not billed represents service revenues earned under hourly arrangements and recognized in the period performed but not billed until a subsequent period and work performed under certain unit service arrangements and not yet billed to customers in accordance with specific contract terms regarding the timing of billing. In some instances, a portion of the total revenues billed under the customer arrangement are held by the customer as a “retainage” until the job is complete, and we record these amounts as work completed not billed.
Allowance for Doubtful Accounts. We provide an allowance for doubtful accounts that represents an estimate of uncollectible accounts receivable. The determination of the allowance includes certain judgments and estimates including our customers’ willingness or ability to pay and our ongoing relationship with the customer. In certain instances, primarily relating to storm restoration work and other high-volume billing situations, billed amounts may differ from ultimately collected amounts. We incorporate our historical experience with our customers into the estimation of the allowance for doubtful accounts. These amounts are continuously monitored as additional information is obtained. Accounts receivable are due from customers located within the United States. Any material change in our customers’ business or cash flows would affect our ability to collect amounts due.

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
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We generally complete our annual analysis of our reporting unit on the first day of our fourth fiscal quarter. We apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in our income from operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable. We have no intangibles with indefinite lives other than goodwill.
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
We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $134.5 million at June 30, 2008. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base or material negative changes in our relationships with material customers.
Insurance and Claims Accruals. In the ordinary course of our business, we are subject to individual workers’ compensation, vehicle, general liability and health insurance claims for which we are partially self-insured. We maintain commercial insurance for individual workers’ compensation and vehicle and general liability claims exceeding $1.0 million ($0.5 million per claim prior to 2004). We also maintain commercial insurance for health insurance claims exceeding $0.35 million per person on an annual basis. We determine the amount of our loss reserves and loss adjustment expenses for self-insured claims based on third-party actuarial analyses prepared semi-annually that use both company-specific and industry data, as well as general economic information. Our estimates for insurance loss exposures require us to monitor and evaluate our insurance claims throughout their life cycles. Using this data and our assumptions about the emerging trends, we estimate the size of ultimate claims. Our most significant assumptions in forming our estimates include the trend in loss costs, the expected consistency with prior year claims of the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. We also monitor the reasonableness of the judgments made in the prior year’s estimates and adjust current year assumptions based on that analysis.

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
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. We have limited trading history beginning July 27, 2005; as such our expected volatility is based on the average long-term implied volatilities of peer companies. Also, due to our limited trading history, we are using the “simplified method” to calculate expected holding periods as allowed under the provisions of the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”), which represents the period of time that options granted are expected to be outstanding. Forfeitures are estimated at 5% based on certain historical data.
Results of Operations
The following table sets forth selected statement of operations data as percentages of revenues for the periods indicated:

	Years Ended June 30,
	2008		2007		2006
	(dollars in millions)
Revenues:
Core powerline services	$502.6	91.1%	$543.6	91.1%	$542.2	74.5%
Storm restoration services	49.4	8.9	53.2	8.9	185.3	25.5

Total revenues	$552.0	100.0%	$596.8	100.0%	$727.5	100.0%
Cost of operations	460.3	83.4	499.4	83.7	599.3	82.4

Gross profit	91.7	16.6	97.4	16.3	128.2	17.6
General and administrative expenses	41.7	7.6	46.5	7.8	45.2	6.2
Loss on sale and impairment of property and equipment	3.1	0.5	1.0	0.2	2.3	0.3

Income from operations	46.9	8.5%	49.9	8.4%	80.7	11.1%
Interest expense and other	13.7	2.5	19.6	3.3	24.0	3.3

Income before income tax	33.2	6.0	30.3	5.1	56.7	7.8
Income tax expense	13.0	2.3	11.9	2.0	22.3	3.1

Net income	$20.2	3.7%	$18.4	3.1%	$34.4	4.7%

Year Ended June 30, 2008 Compared to Year Ended June 30, 2007
Revenues. Revenues decreased 7.5%, or $44.8 million, to $552.0 million for the fiscal year ended June 30, 2008 from $596.8 million for the fiscal year ended June 30, 2007. The decrease was due to a $41.0 million decrease in core powerline revenues and a $3.8 million decrease in storm restoration revenues. Total billable hours decreased 12.9% during fiscal 2008 compared to fiscal 2007. In addition, our average revenue-producing headcount decreased 12.5% during fiscal 2008 from the prior year.
Our core powerline service revenues decreased 7.5% to $502.6 million for fiscal 2008 from $543.6 million for fiscal 2007. Our core powerline revenue per man-hour increased 6.4%, while on the other hand, our core powerline billable man-hours decreased 13.6%. Billable hours decreased primarily due to our terminating certain services during our 2007 fiscal year that did not meet strategic goals, including right-of-way maintenance, and our exiting certain accounts that did not meet long-term profitability goals. These exited accounts represented approximately $23.0 million of revenue for the 2007 fiscal year.
Our storm restoration revenues decreased 7.3% to $49.4 million for fiscal 2008 from $53.2 million for fiscal 2007. Our storm restoration revenues are highly volatile and unpredictable.
Gross Profit. Gross profit decreased $5.7 million to $91.7 million for fiscal 2008 from $97.4 million for fiscal 2007. Gross profit as a percentage of revenues increased to 16.6% from 16.3% during fiscal 2008 primarily due to positive impacts related to customer pricing increases, operational efficiency improvements and the successful elimination of certain lower-margin accounts and services during fiscal 2007, and lower fleet repair parts expenses, partially offset by higher fuel prices, an increase in group insurance costs and cost related to the initial rollout of fire retardant clothing.
General and Administrative Expenses. General and administrative expenses decreased $4.8 million to $41.7 million for fiscal 2008 from $46.5 million for fiscal 2007. This decrease is primarily due to a $4.6 million decrease in legal fees. As a percentage of revenues, general and administrative expenses decreased to 7.6% from 7.8%.
Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment was $3.1 million for fiscal 2008 compared to $1.0 million for fiscal 2007. The level of losses is affected by several factors, including the timing of the continued replenishment of aging, damaged or excess fleet equipment and conditions in the market for used equipment. Most of the losses for fiscal 2008 related to certain equipment that we decided to permanently idle in the second fiscal quarter of the year, and for which we initially recorded a $1.9 million impairment charge. We subsequently realized $0.6 million in additional losses when the equipment was sold.
Interest Expense and Other, Net. Interest expense and other, net decreased $5.9 million to $13.7 million for fiscal 2008 from $19.6 million for fiscal 2007. This decrease was primarily due to a reduction in average debt levels and lower interest rates.
Income Tax Expense. Income tax expense increased $1.1 million to $13.0 million for fiscal 2008 from $11.9 million for fiscal 2007 primarily as a result of the increase in income before income taxes. The effective tax rate was 39.1% and 39.4% for fiscal 2008 and 2007, respectively.
Net Income. As a result of the factors discussed above, net income increased $1.8 million to $20.2 million for fiscal 2008 from $18.4 million for fiscal 2007.
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
Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment decreased $1.3 million to $1.0 million for fiscal 2007 compared to $2.3 million for fiscal 2006. The level of losses is affected by several factors, including the timing of the continued replenishment of aging, damaged or excess fleet equipment and conditions in the market for used equipment.
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
Liquidity and Capital Resources
Our primary cash needs have been for capital expenditures, working capital and payments under our senior credit facility. Our primary sources of cash for fiscal 2008 were cash provided by operations and to a lesser extent, proceeds from the sale of property and equipment. Our primary source of cash for fiscal 2007 was cash provided by operations. Our primary sources of cash for fiscal 2006 were cash provided by the issuance of stock and, to a lesser extent, cash provided by operations.
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
As of June 30, 2008, our cash totaled $11.4 million and we had $66.4 million available under the $90.0 million revolving portion of our senior credit facility (after giving effect to the outstanding standby letters of credit of $23.6 million).
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

Changes in Cash Flows: 2008 Compared to 2007

	Year Ended June 30,
	2008	2007
	(in millions)
Net cash provided by operating activities	$55.8	$78.5
Net cash provided by (used in) investing activities	$2.6	$(22.6)
Net cash used in financing activities	$(48.5)	$(57.8)
Net cash provided by operating activities decreased $22.7 million to $55.8 million for fiscal 2008 from $78.5 million for fiscal 2007. The decrease in cash flows from operating activities was primarily due to the significant decrease in accounts receivable and work completed not billed during fiscal 2007. For the years ended June 30, 2008 and 2007, our combined revenue days outstanding in billed accounts receivable and work completed not billed increased to 68 days from 66 days, respectively.
Net cash provided by investing activities was $2.6 million for fiscal 2008 compared to net cash used in investing activities of $22.6 million for fiscal 2007. The change in cash provided by investing activities was primarily due to the decrease in purchases of fleet equipment.
Net cash used in financing activities decreased $9.3 million to $48.5 million for fiscal 2008 from $57.8 million for fiscal 2007. Net cash used in financing activities for fiscal 2008 and 2007 primarily reflected net payments under our senior credit facility.
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
Capital Expenditures
We routinely invest in vehicles, equipment and technology. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. Capital expenditures were $8.6 million, $32.1 million and $50.3 million for fiscal 2008, 2007 and 2006, respectively. Capital expenditures for all periods consisted primarily of purchases of vehicles and equipment used to service our customers. As of June 30, 2008, we had no material outstanding commitments for capital expenditures. We expect capital expenditures to range from $30 million to $40 million for the year ending June 30, 2009, which could vary depending on the addition of new customers or increased work on existing customer relationships. We intend to fund those expenditures primarily from operating cash flow and available cash and cash equivalents.
EDS Acquisition
On September 1, 2008, we acquired substantially all of the assets of EDS, an affiliate of The Shaw Group, for $24.25 million in cash, plus the assumption of certain operating liabilities. We funded this acquisition with available cash and cash equivalents.

Senior Credit Facility
As of June 30, 2008, we had $140.5 million of term loan indebtedness outstanding under our senior credit facility and our borrowing availability under the revolving portion of our senior credit facility was $66.4 million (after giving effect to $23.6 million of outstanding standby letters of credit). The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.
Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and other restricted payments. Under the credit agreement, we are permitted to incur maximum capital expenditures of $70.0 million in fiscal 2009 and in any fiscal year thereafter, subject to a one year carry-forward of 50% of the unused amount from the previous fiscal year. In addition, the credit agreement provides that we are required to meet the following financial covenants, which are tested quarterly:
•	a minimum cash interest coverage ratio, based upon the ratio of consolidated EBITDA to consolidated cash interest expense, of at least 3.50 to 1.00; and

•	a maximum leverage ratio, based upon the ratio of consolidated funded debt to consolidated EBITDA, of 3.75 to 1.00 for the quarter ending June 30, 2008, and declining ratios on an annual basis thereafter.
We repaid $51.0 million of term loans outstanding under our senior credit facility during fiscal 2008 with cash provided by operations and, to a lesser extent, proceeds from the sale of property and equipment.
Contractual Obligations and Other Commitments
As of June 30, 2008, our contractual obligations and other commitments were as follows:

	Payment Obligations by Fiscal Year Ended June 30,
	Total	2009	2010	2011	2012	2013	Thereafter
	(in millions)
Long-term debt obligations (1)	$140.5	$—	$—	$—	$—	$140.5	$—
Capital lease obligations	—	—	—	—	—	—	—
Interest payment obligations (2)	28.4	8.0	7.3	5.8	5.7	1.6	—
Operating lease obligations	12.6	2.1	1.9	1.9	1.7	1.7	3.3
Purchase obligations	—	—	—	—	—	—	—
Deferred compensation (3)	13.4	3.7	1.4	—	—	1.7	6.6

Total	$194.9	$13.8	$10.6	$7.7	$7.4	$145.5	$9.9

(1)	Includes only obligations to pay principal not interest expense.

(2)	Represents estimated interest payments to be made on our variable rate debt. All interest payments assume that principal payments are made as originally scheduled. Interest rates utilized to determine interest payments for variable rate debt are based upon our current term loan interest rate and include the impact of our interest rate swaps. For more information, see Note 6 of the Notes to Consolidated Financial Statements.

(3)	For a description of the deferred compensation obligation, see Note 13 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements
Other than letters of credit issued under the $90.0 million revolving portion of our senior credit facility and our obligations under the surety and performance bonds described below, we do not have any other transactions, obligations or relationships that could be considered material off-balance sheet arrangements.
As of June 30, 2008, we had $23.6 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes.
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. As of June 30, 2008, we had $34.6 million in surety bonds outstanding, and we also had provided collateral in the form of a letter of credit to sureties in the amount of $4.0 million, which is included in the total letters of credit outstanding above.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a measurement framework and expands disclosure requirements. SFAS No. 157 does not require any new fair value measurements but does apply to assets and liabilities that are required to be recorded at fair value pursuant to other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 on July 1, 2008 and do not expect the standard to have a material effect on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required to be measured. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on July 1, 2008 and do not expect the standard to have a material effect on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. SFAS No. 141(R) will impact our consolidated financial statements if we are party to a business combination that closes after the pronouncement has been adopted.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects of No. 160, but do not expect the standard to have a material effect on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments, how they are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the effects of SFAS No. 161, but do not expect the standard to have a material effect on our consolidated financial statements.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that are intended to be “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company and the industry in which we operate and management’s beliefs and assumptions. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Business - Industry Trends,” “- Competitive Strengths,” “- Business Strategy,” “- Our Services,” “- Competition,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Words such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “potential,” “continue,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Such risks include, without limitation, those identified under the heading “Risk Factors.” Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to:
•	our belief that future growth in demand for services generally will be driven by increased demand for electricity due to growth in electricity consumption and increased outsourcing by power suppliers and the need to correct the inadequacy of aging electric infrastructure;

•	our belief that our acquisition of EDS will expand our service offering to include engineering, design and construction of the distribution, transmission;

•	our belief that outsourcing by electric companies will continue in the future;

•	our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business will not have a material adverse effect on our results of operation or financial position;

•	our expectation that our capital expenditures will range from $30 million to $40 million for the year ended June 30, 2009 and our intention to fund those expenditures from operating cash flow and available cash and cash equivalents;

•	our belief that that our business will benefit from any increase in spending in the transmission infrastructure due to the associated increases in maintenance, extension and upgrade of distribution and sub-500 kV transmission lines;

•	our intention to continue to increase our penetration and market share within our existing service territory by expanding our existing customer relationships, attracting new customers and pursuing selective acquisitions;

•	our belief that our quality service, modern fleet, regional presence, storm restoration capabilities and strong safety record will enable us to develop our business with both existing and prospective customers as they further outsource their servicing needs;

•	our intention to continue to grow our business by seeking new opportunities from our existing customers that have operations outside our current service territory, capturing new customers in other geographic markets and pursuing selective acquisitions;

•	our belief that we will be in a position to capture a significant share of the expected increased amount of work in our target market by focusing on the distribution and sub-500 kV transmission sector of the industry and providing high-quality services to our customers;

•	our belief that we are well positioned to benefit from expected long-term industry trends;

•	our belief that the demand for skilled line workers will increase dramatically over the next five to ten years and our intention to continue to focus on employee development and retention;

•	our consideration of different alternatives for implementing a comprehensive information technology solution that would improve and enhance our information systems and give us a technological advantage over competitors in our industry;

•	our belief that provisions in the Energy Policy Act of 2005 (i) will lead to a more efficient permitting process, which should encourage investment in the transmission system, (ii) could spur investment interest from non-utility entities, which are likely to focus on reducing costs, while enabling utilities to focus on their core competencies, (iii) will create a more profitable situation for transmission system owners, (iv) will promote increased transmission construction and help ensure reliability in certain regions of the country, and (v) could lead to increased interest in outsourcing solutions;

•	our expectation that a substantial portion of our total revenues will continue to be derived from a limited group of customers given the composition of the utilities, cooperatives and municipalities in our geographical market;

•	our belief that core powerline revenues will decline in periods of storm restoration; and

•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our senior credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future.
Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after we file this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk related to changes in interest rates on borrowings under our senior credit facility, which bears interest based on London Interbank Offered Rate (“LIBOR”), plus an applicable margin dependent upon a total leverage ratio. We use derivative financial instruments to manage exposure to fluctuations in interest rates on our senior credit facility. These derivative financial instruments, which are currently all swap agreements, are not entered into for trading or speculative purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. Effective December 2007, we entered into two separate interest rate swap agreements. The first agreement had a notional amount of $60.0 million, an effective date of December 13, 2007 and an expiration date of December 13, 2009. The second agreement had a notional amount of $40.0 million, an effective date of December 19, 2007 and an expiration date of December 19, 2009. Under both swap agreements, we pay a fixed rate of 3.99% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. Based on our current leverage ratio, these swap agreements effectively fix the interest rate at 5.49% for $100.0 million of our term debt. The fair value of the interest rate swaps at June 30, 2008 was reflected on the balance sheet in accrued expenses and other for $0.9 million and in other liabilities for $0.4 million.
Based on our outstanding debt of $140.5 million at June 30, 2008 and after including the impact of our active interest rate swaps, a hypothetical change in the annual interest rate of 50 basis points would result in a change in annual cash interest expense of $0.2 million. Actual changes in interest rates may differ materially from the hypothetical assumptions used in computing this exposure.
Diesel Fuel Risk
We have a large fleet of vehicles and equipment that primarily use diesel fuel and, as a result, have market risk for changes in the prices of diesel fuel. If diesel prices rise, our gross profit and operating income would be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers. At June 30, 2008, we had no active diesel fuel derivatives, as our two diesel fuel swaps expired in February 2008. We have developed a diesel fuel hedging strategy, and subsequent to June 30, 2008 we began implementing this strategy, which consists of the use of both diesel fuel swaps and costless collars with varying period lengths to decrease our price volatility going forward. Our goal is to gradually increase our hedged positions to 40% to 60% of our annual volumes by June 30, 2009 and ultimately maintain a program level of hedged positions at 60% to 70% of our annual volumes on a rolling basis.
Based on our projected fuel usage for fiscal 2009, a $0.50 change in the price per gallon of fuel would change our annual cost of operations by approximately $4.6 million. Actual changes in costs of operations may differ materially from the hypothetical assumptions used in computing this exposure.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of June 30, 2008.
Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal controls over financial reporting. Ernst & Young has issued their report on the effectiveness of internal control over financial reporting which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Pike Electric Corporation
We have audited the accompanying consolidated balance sheets of Pike Electric Corporation as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pike Electric Corporation at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pike Electric Corporation’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 4, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Greensboro, North Carolina
September 4, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Pike Electric Corporation
We have audited Pike Electric Corporation’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pike Electric Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Pike Electric Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pike Electric Corporation as of June 30, 2008 and 2007 and the related consolidated statements of income, stockholder’s equity and cash flows for each of the three years in the period ended June 30, 2008 of Pike Electric Corporation and our report dated September 4, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Greensboro, NC
September 4, 2008

PIKE ELECTRIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11,357	$1,467
Accounts receivable from customers, net	62,224	59,603
Work completed not billed	40,013	44,527
Inventories	8,343	8,535
Prepaid expenses and other	5,123	6,219
Deferred income taxes	15,376	13,633

Total current assets	142,436	133,984
Property and equipment, net	229,119	267,740
Goodwill	94,402	94,402
Other intangibles, net	40,065	43,228
Deferred loan costs, net	2,778	4,482
Other assets	1,463	1,661

Total assets	$510,263	$545,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,867	$8,503
Accrued compensation	22,157	20,597
Accrued expenses and other	5,018	4,447
Income taxes payable	442	6,146
Current portion of deferred compensation	3,666	3,544
Current portion of insurance and claim accruals	28,873	26,669

Total current liabilities	71,023	69,906
Long-term debt	140,500	191,500
Insurance and claim accruals, net of current portion	7,989	10,894
Deferred compensation, net of current portion	6,283	9,315
Deferred income taxes	62,416	67,259
Other liabilities	1,100	562
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 33,183 and 32,916 shares issued and outstanding at June 30, 2008 and 2007, respectively	6,427	6,426
Additional paid-in capital	148,288	142,849
Accumulated other comprehensive loss, net of taxes	(806)	(8)
Retained earnings	67,043	46,794

Total stockholders’ equity	220,952	196,061

Total liabilities and stockholders’ equity	$510,263	$545,497

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended June 30,
	2008	2007	2006

Revenues	$552,029	$596,837	$727,470
Cost of operations	460,325	499,422	599,247

Gross profit	91,704	97,415	128,223
General and administrative expenses	41,724	46,486	45,228
Loss on sale and impairment of property and equipment	3,043	1,052	2,250

Income from operations	46,937	49,877	80,745
Other expense (income):
Interest expense	13,919	19,799	24,272
Other, net	(214)	(236)	(220)

Total other expense	13,705	19,563	24,052

Income before income taxes	33,232	30,314	56,693
Income tax expense	12,983	11,957	22,324

Net income	$20,249	$18,357	$34,369

Earnings per share:
Basic	$0.62	$0.57	$1.11

Diluted	$0.60	$0.55	$1.07

Shares used in computing earnings per share:
Basic	32,810	32,416	31,023

Diluted	33,666	33,366	32,252

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common		Additional	Unearned	Other		Total
	Stock	Common	Paid-In	Stock	Comprehensive	Retained	Stockholders
	Shares	Stock	Capital	Compensation	Loss	Earnings	Equity

Balance June 30, 2005	21,484	$6,415	$105	$(879)	—	$(5,158)	$483
Reclassification upon adoption of SFAS 123R	—	—	(105)	879	—	(774)	—
Net proceeds from the sale of common stock	10,000	10	124,930	—	—	—	124,940
Employee stock compensation plans, net	1,093	1	10,939	—	—	—	10,940

Net income and comprehensive income	—	—	—	—	—	34,369	34,369

Balance June 30, 2006	32,577	$6,426	$135,869	$—	—	$28,437	$170,732
Employee stock compensation plans, net	339	—	6,980	—	—	—	6,980
Comprehensive income:
Net income	—	—	—	—	—	18,357	18,357
Loss on derivative instruments, net of income taxes of ($4)	—	—	—	—	$(8)	—	(8)

Total comprehensive income	—	—	—	—	(8)	18,357	18,349

Balance June 30, 2007	32,916	$6,426	$142,849	$—	$(8)	$46,794	$196,061
Employee stock compensation plans, net	267	1	5,439	—	—	—	5,440
Comprehensive income:
Net income	—	—	—	—	—	20,249	20,249
Loss on derivative instruments, net of income taxes of ($512)	—	—	—	—	(798)	—	(798)

Total comprehensive income	—	—	—	—	(798)	20,249	19,451

Balance June 30, 2008	33,183	$6,427	$148,288	$—	$(806)	$67,043	$220,952

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net income	$20,249	$18,357	$34,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,042	39,791	37,582
Non-compete litigation settlement	—	3,551	—
Non-cash interest expense	2,946	3,241	4,962
Deferred income taxes	(6,074)	(6,243)	(5,571)
Loss on sale and impairment of property and equipment	3,043	1,052	2,250
Equity compensation expense	2,903	2,629	3,241
Excess tax benefit from stock-based compensation	(976)	(1,335)	(4,024)
Changes in operating assets and liabilities:
Accounts receivable and work completed not billed	1,893	18,929	1,592
Inventories, prepaid expenses and other	1,588	1,196	5,236
Insurance and claim accruals	(701)	5,258	13,884
Accounts payable and other	(1,006)	1,475	(9,800)
Deferred compensation	(4,153)	(9,428)	(8,793)

Net cash provided by operating activities	55,754	78,473	74,928

Cash flows from investing activities:
Purchases of property and equipment	(8,568)	(32,117)	(50,245)
Net proceeds from sale of property and equipment	11,166	9,532	9,369

Net cash provided by (used in) investing activities	2,598	(22,585)	(40,876)

Cash flows from financing activities:
Principal payments on long-term debt	(51,000)	(57,500)	(159,000)
Borrowings under revolving credit facility	2,800	—	33,500
Repayments under revolving credit facility	(2,800)	(4,500)	(40,500)
Net proceeds from sale of common stock	—	—	124,941
Proceeds from exercise of stock options and employee stock purchases	1,562	3,015	3,924
Excess tax benefit from stock-based compensation	976	1,335	4,024
Deferred loan costs	—	(162)	(656)

Net cash used in financing activities	(48,462)	(57,812)	(33,767)

Net increase (decrease) in cash and cash equivalents	9,890	(1,924)	285
Cash and cash equivalents beginning of year	1,467	3,391	3,106

Cash and cash equivalents end of year	$11,357	$1,467	$3,391

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2008, 2007 and 2006
(in thousands, except per share amounts)
1. Organization and Business
As used in this section, unless the context requires otherwise, the terms “Pike,” “Pike Electric,” “we,” “us,” and “our”, refer to Pike Electric Corporation and its subsidiaries and all predecessors of Pike Electric Corporation and its subsidiaries.
Pike Electric is headquartered in Mount Airy, North Carolina. We are one of the largest providers of outsourced electric distribution and transmission services in the United States. We operate in one reportable segment and perform engineering, design, maintenance, upgrade and construction of electric distribution powerlines, sub-500 kilovolt (“kV”) transmission powerlines and substations for electric utilities, cooperatives and municipalities. Additionally, we provide storm restoration services. We do not have operations or assets outside the United States.
We monitor revenue by two categories of services: core powerline and storm restoration. We use this breakdown because core powerline services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs. Storm restoration revenues represent additional revenue opportunities that depend on weather conditions.
The following table sets forth our revenue by category of service for the periods indicated:

	For the Years Ended June 30,
	2008		2007		2006
Core powerline services	$502,632	91.1%	$543,570	91.1%	$542,166	74.5%
Storm restoration services	49,397	8.9	53,267	8.9	185,304	25.5

Total	$552,029	100.0%	$596,837	100.0%	$727,470	100.0%

On August 1, 2005, Pike Electric completed an initial public offering (“IPO”) of its common stock. The IPO was preceded by a series of transactions affecting Pike’s capital structure, including a reincorporation transaction in July 2005 (Note 3).
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Pike Electric Corporation and its wholly-owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (‘GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts; future cash flows associated with long-lived assets; useful lives and salvage values of fixed assets for depreciation purposes; workers compensation and employee benefit liabilities; income taxes; and fair value of financial instruments. Due to the subjective nature of these estimates, actual results could differ from those estimates.

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
Work completed not billed represents revenues earned on hourly service arrangements and recognized in the period performed but not billed until a subsequent period and work performed on certain unit-based service arrangements and not yet billed to customers in accordance with specific contract terms regarding the timing of billing. In some instances, a portion of the total revenues billed under the customer arrangement are held by the customer as a “retainage” until the job is complete, and we record these amounts as work completed not billed.
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
Accounts receivable, net and work completed not billed included allowances for doubtful accounts of $699 and $942 at June 30, 2008 and 2007, respectively. We recorded bad debt expense of $297, $660 and $1,360 for fiscal 2008, 2007 and 2006, respectively.
Inventories
Inventories consist of machine parts, supplies, small tools and other materials used in the ordinary course of business and are stated at the lower of average cost or market.
Property and Equipment
Property and equipment is carried at cost. Replacements and improvements are capitalized when costs incurred for those purposes extend the useful life of the asset. We charge maintenance and repairs to expense as incurred. Depreciation on capital assets is computed using the straight-line method over periods ranging from 3 to 39 years. Our management makes assumptions regarding future conditions in determining estimated useful lives and potential salvage values, and reviews these assumptions at least annually. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss recognized once the asset is disposed of or classified as “held for sale.”

We review our long-lived assets for impairment when events or changes in business conditions indicate the carrying value of the asset may not be recoverable, as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment of assets classified as “held and used” is evaluated when the sum of the undiscounted estimated future cash flows expected is less than the carrying value of the assets. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to the net book value to measure the impairment charge, if any. When the criteria for classifying assets as “held for sale” has been met, the assets are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market.
Valuation of Goodwill and Other Intangible Assets
As a result of our acquisition of Red Simpson in July 2004, we acquired goodwill totaling $91,402 and certain identifiable intangible assets including customer arrangements, customer relationships and non-compete agreements ultimately totaling $55,710, which are being amortized over their estimated useful lives (Note 5). In accordance with SFAS No. 141, Business Combinations, we identify and value, separate from goodwill, intangible assets, such as customer arrangements, customer relationships, and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which it could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. For customers with whom we have an existing relationship prior to the date of the transaction, we utilize assumptions that a marketplace participant would consider to estimate the fair value of customer relationships that an acquired entity had with pre-existing customers in accordance with EITF 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment at least annually, or more frequently if events or circumstances exist which indicate impairment may exist. Examples of such events or circumstances may include a significant change in business climate, a loss of significant customers or the other parties to non-compete agreements breaching their obligations thereunder, among others. We generally complete our annual analysis of the reporting unit on the first day of the fourth fiscal quarter. A two-step fair value-based test is applied to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in income from operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable. We have no intangibles with indefinite lives other than goodwill.
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

Insurance and Claim Accruals
We are partially self-insured for individual workers’ compensation, vehicle and general liability, and health insurance claims. To mitigate a portion of these risks, we maintain commercial insurance for individual workers’ compensation and vehicle and general liability claims exceeding $1.0 million ($0.5 million per claim prior to 2004). We also maintain commercial insurance for health insurance claims exceeding $0.35 million per person on an annual basis. We determine the amount of our loss reserves and loss adjustment expenses for self-insured claims based on third-party actuarial analyses prepared semi-annually that use both company-specific and industry data, as well as general economic information. Our estimates for insurance loss exposures require us to monitor and evaluate our insurance claims throughout their life cycles. Using this data and our assumptions about the emerging trends, we estimate the size of ultimate claims. Our most significant assumptions in forming our estimates include the trend in loss costs, the expected consistency with prior year claims of the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. We also monitor the reasonableness of the judgments made in the prior year’s estimates and adjust current year assumptions based on that analysis.
For the years ended June 30, 2008, 2007 and 2006, respectively, insurance and claims expense was $41,495, $41,780 and $58,088 and was included in cost of operations and general and administrative expenses in the consolidated statements of income.
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
Advertising and Promotion
We expense advertising and promotion costs as incurred and these costs are included as a component of general and administrative expenses. Advertising and promotion costs for the years ended June 30, 2008, 2007 and 2006 were $944, $128 and $298, respectively.
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
Deferred Loan Costs
Deferred loan costs are being amortized over the term of the related debt using the effective-interest method. Accumulated amortization was $10,293 and $8,590 at June 30, 2008 and 2007, respectively. Amortization expense was $1,703, $1,945 and $4,270 for the years ended June 30, 2008, 2007 and 2006, respectively. Approximately $829, $1,068 and $3,211 of the amortization expense for fiscal 2008, 2007 and 2006, respectively, is related to unamortized loan costs written off due to term loan prepayments (Note 6).

Derivatives
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities and measured at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. For a detailed description of the derivative instruments we use, our objectives for using them and related supplemental information required by SFAS No. 133, see Note 7.
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
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a measurement framework and expands disclosure requirements. SFAS No. 157 does not require any new fair value measurements but does apply to assets and liabilities that are required to be recorded at fair value pursuant to other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 on July 1, 2008 and do not expect the standard to have a material effect on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required to be measured. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on July 1, 2008 and do not expect the standard to have a material effect on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. SFAS No. 141(R) will impact our consolidated financial statements if we are party to a business combination that closes after the pronouncement has been adopted.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects of No. 160, but do not expect the standard to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments, how they are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the effects of SFAS No. 161, but do not expect the standard to have a material effect on our consolidated financial statements.
3. Change in Capital Structure and Initial Public Offering
On July 1, 2005, we reincorporated in Delaware by merging Pike Holdings, Inc., a North Carolina corporation, with and into a newly-created wholly-owned subsidiary, Pike Electric Corporation. Each share of Pike Holdings, Inc. common stock was converted into 14.76 shares of Pike Electric Corporation common stock with a par value of $0.001 per share. All common stock and per share amounts for all periods presented in the accompanying consolidated financial statements have been restated to reflect the effect of this conversion.
On August 1, 2005, we completed our IPO of 10,000 shares of common stock, receiving approximately $121,950 in net proceeds after deducting underwriting discounts, commissions, offering expenses and the fee for the termination of the management agreement with Lindsay Goldberg. Our common stock began trading on the New York Stock Exchange on July 27, 2005. All of the net proceeds were used to repay long-term debt.
4. Property and Equipment
Property and equipment is comprised of the following:

	Estimated Useful	June 30,
	Lives in Years	2008	2007
Land	—	$2,921	$3,088
Buildings	15-39	26,701	26,744
Vehicles	5-12	269,653	294,997
Machinery and equipment	3-19	86,566	100,291
Office equipment, furniture and software	3-7	11,565	8,329

Total		397,406	433,449
Less: accumulated depreciation		(168,287)	(165,709)

Property and equipment, net		$229,119	$267,740

Depreciation expense for the years ended June 30, 2008, 2007 and 2006 was $32,878, $36,593 and $32,432, respectively.
Expenses for maintenance and repairs of property and equipment were $36,097, $39,362 and $41,504, for the years ended June 30, 2008, 2007 and 2006, respectively.
Amounts reported as loss on sale and impairment of property and equipment relate primarily to the sale of aging, damaged or excess fleet equipment. The carrying value of assets held for sale was $633 and $465 at June 30, 2008 and 2007, respectively, and is included in prepaid expenses and other in the consolidated balance sheets. Substantially all of the assets held for sale at June 30, 2008 are expected to be sold during the first quarter of fiscal 2009.

5. Goodwill and Other Intangible Assets
The carrying amount of goodwill was $94,402 at both June 30, 2008 and 2007, respectively. We have no intangibles with indefinite lives other than goodwill.
Other amortizable intangible assets are comprised of:

	Customer		Customer		Non-Compete
	Relationships		Arrangements		Agreements		Total
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Gross carrying value	$43,220	$43,220	$6,990	$6,990	$5,500	$5,500	$55,710	$55,710
Accumulated amortization	(6,211)	(3,658)	(6,990)	(6,990)	(2,444)	(1,833)	(15,645)	(12,481)

Net intangible assets	$37,009	$39,562	$—	$—	$3,056	$3,667	$40,065	$43,229

All of the above amortizable intangible assets were acquired in the Red Simpson, Inc. acquisition which occurred in fiscal 2005. Customer relationships have estimated lives of 30 years and non-compete agreements have estimated lives of up to nine years. Amortization expense related to intangible assets for the years ended June 30, 2008, 2007 and 2006 was $3,164, $3,198 and $5,150, respectively.
Estimated future amortization expense related to intangible assets is as follows:

Years Ended June 30,	Amount
2009	$3,132
2010	3,044
2011	2,889
2012	2,763
2013	2,678
Thereafter	25,559

Total	$40,065

6. Debt
Debt consisted of the following at June 30, 2008 and 2007:

	June 30,
	2008	2007
Revolving credit facility	$—	$—

Long-term debt:
$300 million term loan	$89,534	$122,034
$150 million term loan	50,966	69,466

	140,500	191,500
Less: current portion	—	—

Long-term debt	$140,500	$191,500

The total $140,500 balance of long-term debt matures in fiscal year 2013.
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

The term loans bear interest at a variable rate at our election of either (a) LIBOR plus a margin ranging from 1.50% to 1.75% or (b) the Alternate Base Rate, defined as the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus a margin ranging from 0.50% to 0.75%. The margins are applied based on our leverage ratio, which is computed quarterly. At June 30, 2008, our interest rate for both term loans was 4.00%. We are subject to a commitment fee of 0.50% and letter of credit fees between 1.75% and 2.25% based on our leverage ratio.
Effective December 2007, we entered into two separate interest rate swap agreements. The first agreement had a notional amount of $60.0 million, an effective date of December 13, 2007 and an expiration date of December 13, 2009. The second agreement had a notional amount of $40.0 million, an effective date of December 19, 2007 and an expiration date of December 19, 2009. Under both swap agreements, we pay a fixed rate of 3.99% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. Based on our current leverage ratio, these swap agreements effectively fix the interest rate at 5.49% for $100.0 million of our term debt for the remaining terms of the swaps.
Advances made under the revolving facility bear interest at a variable rate at our election of either (a) LIBOR plus a margin ranging from 1.50% to 2.00% or (b) the Alternate Base Rate as defined, plus a margin ranging from 0.50% to 1.00%. The margins are applied based on our leverage ratio, which is computed quarterly. The borrowing availability under the revolving credit facility was $66,360 as of June 30, 2008 (after giving effect to outstanding standby letters of credit of $23,640).
The Credit Agreement is secured by substantially all of our assets and contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, restricted payments, and a requirement to maintain certain financial ratios. Pursuant to the terms of the Credit Agreement, we may prepay any loans under the agreement in whole or in part without penalty. We made payments on the term loans in an aggregate amount of $51,000 and $57,500 in fiscal 2008 and 2007, respectively.
Cash paid for interest expense totaled $12,616, $16,134 and $19,640 for the years ended June 30, 2008, 2007 and 2006, respectively. Interest costs capitalized for the year ended June 30, 2008, 2007 and 2008 were $92, $134 and $188, respectively.
7. Derivative Instruments, Other Comprehensive Income and Comprehensive Income
We have used certain derivative instruments to enhance our ability to manage risk relating to diesel fuel and interest rate exposure. Derivative instruments are not entered into for trading or speculative purposes. We document all relationships between derivative instruments and related items, as well as our risk-management objectives and strategies for undertaking various derivative transactions. All derivative instruments are recorded on the consolidated balance sheet at their respective fair values in accordance with SFAS 133, as amended.
Interest Rate Risk
We are exposed to market risk related to changes in interest rates on borrowings under our senior credit facility, which bears interest based on LIBOR, plus an applicable margin dependent upon a total leverage ratio. We use derivative financial instruments to manage exposure to fluctuations in interest rates on our senior credit facility.
During the year ended June 30, 2005, we entered into an interest rate swap and an interest rate cap agreement with two banks to manage our interest rate risk. These agreements matured in January 2007. In accordance with the provisions of SFAS 133, as amended, these agreements did not meet the criteria to qualify for hedge accounting and were marked to market and included on the balance sheet at fair value. We recognized a (loss) gain on the change in fair value of the derivatives of ($345) and $86 included in interest expense in the consolidated statements of income for the years ended June 30, 2007 and 2006, respectively.

Effective December 2007, we entered into two interest rate swap agreements with a total notional amount of $100,000 to help manage a portion of our floating-rate debt interest risk. The interest rate swaps qualified for hedge accounting and were designated as cash flow hedges. As determined in accordance with SFAS 133 as amended, there was no hedge ineffectiveness for the December 2007 interest rate swaps for fiscal 2008. The interest rate swaps are marked to market and included on the balance sheet at fair value. Changes in the fair values of the swaps are recorded in other comprehensive income (loss) (“OCI”) and are recognized in the statement of income when the hedged items affect earnings. The interest rate swaps expire in December 2009. The fair value of the interest rate swaps at June 30, 2008 was reflected on the balance sheet in accrued expenses and other for $882 and in other liabilities for $441.
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
We did not elect to apply hedge accounting for our first diesel fuel swap, which was entered into in May 2006 and expired February 2008. This swap was marked to market and included on the balance sheet at fair value each reporting period. Realized and unrealized gains and losses were recognized in cost of operations. We recognized a gain (loss) on the change in fair value of the May 2006 swap of $65, $34 and ($99) that was included in cost of operations in the consolidated statements of income for the years ended June 30, 2008, 2007 and 2006, respectively.
Our second diesel fuel swap, which was entered into in October 2006 and expired February 2008, qualified for hedge accounting and was designated as a cash flow hedge. This swap was marked to market and included on the balance sheet at fair value.
The effective portions of changes in the fair value of the swap were recorded in OCI and were recognized in the statement of income when the hedged item affected earnings. Ineffective portions of the change in the fair value of the cash flow hedge were recognized in cost of operations. During both the years ended June 30, 2008 and 2007, the net loss representing cash flow hedge ineffectiveness was immaterial and was recognized in cost of operations in the consolidated statements of income.
Accumulated OCI
For the interest rate swaps and diesel fuel swap, the following table summarizes the net derivative gains or losses, net of taxes, deferred into accumulated other comprehensive loss and reclassified to earnings for the years indicated below.

	For the Years Ended June 30,
	2008	2007

Net accumulated derivative loss deferred at beginning of year	$(8)	$—
Deferral of net derivative loss in accumulated other comprehensive loss	(900)	(161)
Reclassification of net derivative loss to income	102	153

Net accumulated derivative loss at end of year	$(806)	$(8)

The estimated net amount of the existing losses in other comprehensive income at June 30, 2008 expected to be reclassified into net earnings with the next twelve months is $551. This amount was computed using the fair value of the cash flow hedges at June 30, 2008 and will differ from actual reclassifications from OCI to net earnings during fiscal 2009.

For the years ended June 30, 2008, 2007 and 2006, there were no material reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.
Comprehensive Income
The components of comprehensive income were as follows for the periods presented below:

	For the Years Ended June 30,
	2008	2007
Net income	$20,249	$18,357
Diesel fuel cash flow hedge, net of income taxes of $4 and ($4), respectively	8	(8)
Interest rate cash flow hedges, net of income taxes of ($516)	(806)	—

Comprehensive income	$19,451	$18,349

8. Income Taxes
Income tax expense from operations consisted of the following:

	Years Ended June 30,
	2008	2007	2006
Current	$19,052	$18,200	$27,895
Deferred	(6,069)	(6,243)	(5,571)

Total	$12,983	$11,957	$22,324

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows:

	June 30,
	2008	2007
Deferred tax liabilities:
Tax over book depreciation	$(61,932)	$(67,042)
Tax over book amortization	(10,649)	(11,330)
Other	(377)	(299)

Total deferred tax liabilities	(72,958)	(78,671)

Deferred tax assets:
Deferred compensation	3,886	5,023
Self-insurance accruals	14,061	13,463
Accrued vacation	2,223	2,277
Other	5,748	4,282

Total deferred tax assets	25,918	25,045

Net deferred tax liabilities	$(47,040)	$(53,626)

The balance sheet classification of deferred income taxes is as follows:

	June 30,
	2008	2007
Current assets	$15,376	$13,633
Non-current liabilities	(62,416)	(67,259)

Net deferred tax liabilities	$(47,040)	$(53,626)

The differences between the income tax expense and the amounts computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	Years Ended June 30,
	2008		2007		2006
Computed tax at federal statutory rate	$11,631	35.0%	$10,610	35.0%	$19,843	35.0%
State income taxes, net of federal benefit	1,393	4.2%	1,269	4.2%	2,352	4.2%
Other	(41)	(0.1)%	78	0.2%	129	0.2%

Net income tax expense	$12,983	39.1%	$11,957	39.4%	$22,324	39.4%

Cash paid for income taxes totaled $23,971, $8,041 and $21,233 for the years ended June 30, 2008, 2007 and 2006, respectively.
Effective July 1, 2007, Pike adopted the provisions of FASB Interpretation No. 48 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The adoption of FIN 48 did not impact the total liabilities or stockholders’ equity of Pike. At the date of adoption Pike had $558 in liabilities associated with unrecognized tax benefits. There were no changes in unrecognized tax benefits during the fiscal year ended June 30, 2008. Substantially all of the unrecognized tax benefits as of June 30, 2008 would impact our effective tax rate if recognized.
As permitted under FIN 48, we have elected to continue to recognize interest and penalties related to income tax matters in the income tax provision. As of June 30, 2008, there were no significant amounts accrued for interest or penalties related to uncertain tax positions.
Subsequent to June 30, 2008, the Internal Revenue Service completed its examinations of Pike’s federal income tax returns through the year ended June 30, 2007. As a result, we will reduce our unrecognized tax benefits by approximately $400 in the fiscal quarter ended September 30, 2008, but do not expect any significant impact on our statement of income. Various years remain subject to examination by state taxing authorities.
9. Employee Benefit Plans
We sponsor a defined contribution plan that covers all full-time employees who have completed a minimum of two months of employment. Contributions relating to the defined contribution plan will be made based upon the plan’s provisions. Additional amounts may be contributed at the option of our board of directors. Our contributions were $1,630, $2,151 and $2,095 for the years ended June 30, 2008, 2007 and 2006, respectively.

10. Stock-Based Compensation
Overview
In connection with our IPO, we adopted the 2005 Omnibus Compensation Plan (the “2005 Plan”) in July 2005. We adopted the 2008 Omnibus Compensation Plan (the “2008 Plan” and, together with the 2005 Plan, the “Omnibus Plans”) in fiscal year 2008 in anticipation of future compensation-related equity awards. The Omnibus Plans authorize our Board of Directors to grant various types of awards to directors, officers, employees and consultants, including stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, cash incentive awards, deferred share units and other equity-based or equity-related awards. To date all equity awards under the 2005 Plan have consisted of nonqualified stock options and restricted stock. No awards under the 2008 Plan have been granted to date.
Subject to adjustment as provided below, the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2005 Plan is 1,750, of which the maximum number of shares that may be delivered pursuant to incentive stock options granted and restricted stock awards is 500 and 450, respectively. Subject to adjustment as provided below, the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2008 Plan is 2,500, of which the maximum number of shares that may be delivered pursuant to incentive stock options granted and restricted stock awards is 500 and 500, respectively. We have a policy of issuing new shares to satisfy option exercises.
Under both Omnibus Plans, the maximum number of shares of common stock with respect to which awards may be granted to any eligible individual in any fiscal year is 600. If an award granted under either Omnibus Plan is forfeited, or otherwise expires, terminates or is canceled without the delivery of shares, then the shares covered by the forfeited, expired, terminated or canceled award will again be available to be delivered pursuant to awards under the applicable Omnibus Plan.
We also maintain two stock option plans that were adopted in 2002 (the “2002 Plans”), under which stock options were granted to key employees, officers and directors. Option grants under the 2002 Plans were at a price of no less than the fair market value of the underlying stock at the date of grant, generally vest over a four-year period, and have a term of ten years. Certain options granted under the 2002 Plans, in accordance with their terms, fully vested upon completion of the IPO transaction in August 2005. We do not intend to make additional grants under the 2002 Plans.
We recorded non-cash expense related to our stock-based compensation plans of $2,903, $2,629 and $3,242 for the years ended June 30, 2008, 2007 and 2006, respectively. The total income tax benefit associated with non-cash stock compensation expense was $1,134, $1,027 and $1,266 for the years ended June 30, 2008, and 2007 and 2006, respectively. As of June 30, 2008, there were 2,975 shares available for future issuance under our stock-based compensation plans.
Stock Options
For purposes of determining compensation expense for stock option awards, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model for options granted during fiscal 2008, 2007 and 2006 were as follows:

	Years Ended June 30,
	2008	2007	2006

Dividend yield	—	—	—
Risk-free interest rate	3.21% - 3.53%	4.64% - 4.92%	4.06% - 5.05%
Expected volatility	0.36 - 0.38	0.29 - 0.30	0.29
Expected life	6.0 - 6.5 years	5.0 - 6.5 years	6.5 years
The dividend yield assumption is based on our current intent not to issue dividends. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. We have limited trading history beginning July 27, 2005; as such our expected volatility is based on the average long-term implied volatilities of peer companies. Also, due to our limited trading history, we are using the “simplified method” to calculate expected holding periods as allowed under the provisions of SAB 107, which represents the period of time that options granted are expected to be outstanding.

A summary of stock option activity for the year ended June 30, 2008, is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Life (years)	Value

Options outstanding, June 30, 2007	2,744	$9.41
Exercised	(198)	5.09
Forfeited	(30)	15.70
Granted	128	15.59

Options outstanding, June 30, 2008	2,644	$9.96	6.2	$18,212

Options vested and expected to vest, June 30, 2008	2,518	$9.76	6.1	$17,829

Options exercisable, June 30, 2008	1,511	$6.59	5.2	$15,136

The weighted-average grant-date fair value of options granted during fiscal 2008, 2007 and 2006 was $6.65, $7.06 and $5.53, respectively. The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $2,695, $3,722 and $10,717, respectively.
As of June 30, 2008, there was $4,045 of unrecognized compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.6 years.
Cash received from option exercises for the years ended June 30, 2008, 2007 and 2006 was $1,008, $1,952 and $3,842, respectively. The actual tax benefit realized from option exercises totaled $1,100, $1,500 and $4,024 for the years ended June 30, 2008, 2007 and 2006, respectively.
Other Stock-Based Compensation
A summary of non-vested restricted stock activity for the year ended June 30, 2008 is presented below:

		Weighted
		Average Grant-
	Shares	Date Fair Value

Non-vested shares, June 30, 2007	303	$12.60
Granted	28	$16.45
Vested	(36)	$8.74
Forfeited	(5)	$15.05

Non-vested shares, June 30, 2008	290	$13.40

As of June 30, 2008, there was $1,637 of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the years ended June 30, 2008, 2007 and 2006 was $773, $117 and $23, respectively.
In addition, we recorded non-cash compensation expense of $250 in each of the years ended June 30, 2008, 2007 and 2006, related to an annual bonus of unrestricted and fully vested shares of common stock granted to our Chief Executive Officer pursuant to his employment agreement.

Employee Stock Purchase Plan
In September 2005, we adopted an Employee Stock Purchase Plan (the “ESPP”) that was approved by stockholders in December 2005. Under the ESPP, shares of our common stock are purchased during offerings commencing on January 1 of each year. The first offering period under the ESPP commenced on January 1, 2006. Shares are purchased at three-month intervals at 95% of the fair market value on the last trading day of each three-month purchase period. Employees may purchase shares having a value not exceeding 20% of their annual compensation, or $25, whichever is less. During the fiscal year ended June 30, 2008, employees purchased 36 shares at an average price of $15.51 per share. During the fiscal year ended June 30, 2007, employees purchased 42 shares at an average price of $16.45 per share. During the fiscal year ended June 30, 2006, employees purchased 24 shares at an average price of $19.10 per share. At June 30, 2008, there were 399 shares of common stock reserved for future issuance under the ESPP.
11. Earnings Per Share
The following table sets forth the calculations of basic and diluted earnings per share:

	Years Ended June 30,
	2008	2007	2006

Basic:
Net income	$20,249	$18,357	$34,369

Weighted average common shares	32,810	32,416	31,023

Basic earnings per share	$0.62	$0.57	$1.11

Diluted:
Net income	$20,249	$18,357	$34,369

Weighted average common shares	32,810	32,416	31,023
Potential common stock arising from stock options and restricted stock	856	950	1,229

Weighted average common shares – diluted	33,666	33,366	32,252

Diluted earnings per share	$0.60	$0.55	$1.07

Outstanding options to purchase approximately 444, 298 and 973 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended June 30, 2008, 2007 and 2006, respectively, because they were anti-dilutive.
12. Leases
We lease various technology hardware, real estate used as satellite offices and storage facilities, and two airplanes under operating leases with terms ranging from one to ten years. We also rent various vehicles and equipment on short-term, month-to-month leases. Many of these leases have automatic renewal features and we have no material escalation clauses. At June 30, 2008, the future minimum lease payments under the operating leases are as follows:

2009	$2,048
2010	1,904
2011	1,847
2012	1,745
2013	1,716
Thereafter	3,299

$12,559

Rent expense related to operating leases was approximately $2,856, $3,083 and $2,723 for the years ended June 30, 2008, 2007 and 2006, respectively. We do not have any leases that are classified as capital leases for any of the periods presented in these financial statements.

13. Deferred Compensation
In connection with the acquisition of Red Simpson on July 1, 2004, we agreed to pay, as part of the purchase price, $26,000 in deferred compensation over a two-year period. We also agreed to pay an additional $29,100 in deferred compensation over four years if the employees continued their employment.
In May 2005, the deferred compensation plan was amended to eliminate the future service requirement and fully vest the benefits under the plan. The amendment provides that, if an employee continues to be employed, dies, becomes disabled, retires, or is terminated for other than “cause” as defined in the amendment, the amounts under the deferred compensation plan will be paid out in accordance with the original four-year payment term. Generally under the amendment, if an employee voluntarily terminates or is terminated for cause, then any remaining unpaid amounts under the deferred compensation plan are paid out on the fifteenth anniversary (2019) of the initial payment date plus interest. The interest rate is to be determined by us based upon a risk-free interest rate plus a margin reflecting an appropriate risk premium. Generally under the amendment, if an employee is terminated for “specified cause,” as defined in the amendment, then all unpaid amounts under the deferred compensation plan are forfeited.
For the years ended June 30, 2008 and 2007, due to forfeitures, we recorded deferred compensation income of $620 and $633, respectively. Also during the year ended June 30, 2007, as part of a settlement agreement relating to a non-compete agreement, we recorded a $2,537 reduction in the deferred compensation liability (see Note 16). No deferred compensation expense or income was recorded for the year ended June 30, 2006. Accretion of interest on deferred compensation liabilities was $1,243, $1,295 and $678 for the years ended June 30, 2008, 2007 and 2006, respectively, and is included in interest expense on the consolidated statements of income.
The following table sets forth the approximate amounts of deferred compensation remaining to be paid in each of the five years ended June 30 and thereafter:

2009	$3,709
2010	1,402
2011	—
2012	—
2013	1,659
Thereafter	6,602

Total	13,372
Less amount representing interest	(3,423)

Present value of expected payments	9,949
Less current portion	(3,666)

Deferred compensation, net of current portion	$6,283

14. Financial Instruments
Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of accounts receivable and work completed not billed. Due to the high-credit quality of our customers, credit risk relating to accounts receivable is limited and credit losses have generally been within management’s estimates. We perform periodic credit evaluations of our customers’ financial condition, but generally do not require collateral. Duke Energy accounted for approximately 19.9%, 15.6%, and 14.7% of our total revenues for fiscal 2008, 2007 and 2006, respectively. We had accounts receivable from one customer of $13,433 and $9,902 at June 30, 2008 and 2007, respectively.
At June 30, 2008 and 2007, we had cash in excess of federally insured limits on deposit with a financial institution of approximately $11,236 and $1,367, respectively.

Off-Balance Sheet Risk
For both June 30, 2008 and 2007, we had letters of credit outstanding totaling $23,640, as required by our workers’ compensation, general liability and vehicle liability insurance providers and to the surety bond holder.
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
15. Related Party Transactions and Agreements
Stockholders Agreement
We, LGB Pike II LLC, an affiliated company, and certain other stockholders are parties to a stockholders’ agreement. The stockholders’ agreement covers matters of restrictions on transfers of common stock, corporate governance and registration rights, as described below.
Restrictions on Transfer of Shares. Under the terms of the stockholders’ agreement, each stockholder agreed not to transfer or sell any shares of common stock unless such transfer or sale is pursuant to an effective registration statement or unless consented to by us.
Corporate Governance. The stockholders’ agreement provides that J. Eric Pike, our current Chairman, Chief Executive Officer and President (“CEO”), will have the right to occupy one seat on the board of directors so long as he is the CEO and controls at least 1,322 shares of our common stock. So long as Mr. Pike has the right to a seat on the board of directors, then LGB Pike II LLC and any affiliate of LGB Pike II LLC agrees to vote in favor of Mr. Pike’s election as a director.
Registration Rights. The stockholders’ agreement provides that LGB Pike II LLC and its affiliates and the other stockholders party to the stockholders’ agreement, including certain of our named executive officers, have registration rights with respect to their stock. LGB Pike II LLC and its affiliates have the right to require us to effect additional registration statements, or “demand registrations,” covering shares of our common stock they hold. On September 7, 2006, we filed such a shelf registration statement on Form S-3 registering 8,000 shares of our common stock held by LGB Pike II LLC. This shelf registration statement was declared effective by the SEC on September 20, 2006. In addition to its rights with respect to demand registrations, each of LGB Pike II LLC and its affiliates and the other stockholders party to the stockholders’ agreement have “piggyback” registration rights. If we propose to register any of its securities for sale for its own account, other than a registration in connection with an employee benefit or similar plan or an exchange offer, we will be required to give each party to the stockholders’ agreement the opportunity to participate in such registration.
16. Commitments and Contingencies
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
Performance Bonds
In certain circumstances we are required to provide performance bonds in connection with our contractual commitments. We have indemnified the surety for any expenses that may be paid out under these performance bonds. At June 30, 2008, we had an outstanding letter of credit of $4,000 to provide collateral to the surety. At June 30, 2008 the total amount of outstanding performance bonds was approximately $34,639.
17. Quarterly Data—Unaudited
The following table presents the quarterly operating results for the years ended June 30, 2008 and 2007:

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
Fiscal 2008:
Revenues	$139,735	$143,116	$131,362	$137,816
Gross profit	23,278	24,463	20,755	23,208
Net income	5,283	5,079	4,283	5,603
Basic earnings per share	$0.16	$0.15	$0.13	$0.17
Diluted earnings per share	$0.16	$0.15	$0.13	$0.17

Fiscal 2007:
Revenues	$149,855	$148,369	$154,272	$144,341
Gross profit	19,740	24,512	27,521	25,641
Net income	1,602	5,220	5,964	5,571
Basic earnings per share	$0.05	$0.16	$0.18	$0.17
Diluted earnings per share	$0.05	$0.16	$0.18	$0.17
Earnings per share amounts for each quarter are required to be computed independently. As a result their sum may not equal the total year basic and diluted earnings per share.
18. Subsequent Event
On September 1, 2008, we acquired substantially all of the assets of EDS, an affiliate of The Shaw Group, for $24,250 in cash, subject to a working capital adjustment, plus the assumption of certain operating liabilities. EDS provides engineering, design, procurement and construction management services on distribution and transmission powerlines and substations, and also performs maintenance and construction services on distribution and transmission powerlines and substations. The acquisition will be accounted for using the purchase method of accounting.

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
See page 31 for “Management’s Report on Internal Control over Financial Reporting.” See page 33 for the “Report of Independent Registered Public Accounting Firm.”
There has been no change in our internal control over financial reporting during fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For information with respect to our executive officers, see “Executive Officers” section of the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to our Directors, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Board of Directors Information – Board Committees” section of the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.
We have adopted a written code of conduct, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act (the “Code of Ethics”). The Code of Ethics applies to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and any other person performing similar functions. The Code of Ethics is available on our website at www.pike.com. We intend to disclose any substantive amendments to, or waivers from, our Code of Ethics on our website or in a report on Form 8-K. We have filed as exhibits to this Form 10-K the officer certifications required by Section 302 of the Sarbanes-Oxley Act, and we submitted the required annual CEO certification to the NYSE in fiscal 2008 without any qualifications.
There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since October 25, 2007, which is the date of our last proxy statement.

ITEM 11. EXECUTIVE COMPENSATION
For information with respect to executive and director compensation, see the “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee” and “The Board of Directors – Director Compensation” sections of the Proxy Statement for the 2008 Annual Meeting of Stockholders, which are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For information with respect to security ownership of certain beneficial owners and management, see the “Security Ownership of Certain Beneficial Owners and Management” section of the Proxy Statement for the 2008 Annual Meeting of Stockholders, which are incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Securities Authorized for Issuance under our Equity Compensation Plan” section of the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For information with respect to certain relationships and related transactions, see the “Certain Relationships and Related Party Transactions” section of the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “The Board of Directors – Director Independence” section of the Proxy Statement for the 2008 Annual Meeting of Stockholders regarding director independence, which are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For information with respect to principal accountant fees and services, see the “Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)	Financial Information
(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedule: See “Schedule II – Valuation and Qualifying Accounts” of this Form 10-K.

(3)	Exhibits

See (b) below.
b)	Exhibits

See Exhibit Index on page 59.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE ELECTRIC CORPORATION (Registrant)
Date: September 5, 2008	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Eric Pike J. Eric Pike	Chairman, Chief Executive Officer and President	September 5, 2008
/s/ Anthony K. Slater Anthony K. Slater	Chief Financial Officer	September 5, 2008
/s/ Gary D. Waldman Gary D. Waldman	Chief Accounting Officer	September 5, 2008
/s/ Charles E. Bayless Charles E. Bayless	Director	September 5, 2008
/s/ Adam P. Godfrey Adam P. Godfrey	Director	September 5, 2008
/s/ James R. Helvey III James R. Helvey III	Director	September 5, 2008
/s/ Robert D. Lindsay Robert D. Lindsay	Director	September 5, 2008
/s/ Daniel J. Sullivan Daniel J. Sullivan	Director	September 5, 2008
/s/ Louis F. Terhar Louis F. Terhar	Director	September 5, 2008

SCHEDULE II
PIKE ELECTRIC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30 2008, 2007 AND 2006

	Balance at	Charged to			Balance at
	Beginning	Revenue or			End
Description	of Period	Expense	Deductions		of Period
	(in thousands)
Year ended June 30, 2008:
Allowance for doubtful accounts	$942	$497	$(740	)(1)	$699
Insurance claim reserve	39,295	39,799	(40,237	)(2)	38,857

Year ended June 30, 2007:
Allowance for doubtful accounts	$2,432	$520	$(2,010	)(1)	$942
Insurance claim reserve	35,675	40,010	(36,390	)(2)	39,295

Year ended June 30, 2006:
Allowance for doubtful accounts	$236	$4,133	$(1,937	)(1)	$2,432
Insurance claim reserve	22,353	56,245	(42,923	)(2)	35,675

(1)	Represents uncollectible accounts written off, net of recoveries.

(2)	Represents claim payments for self-insured claims.

EXHIBIT INDEX

EXHIBIT
NO.		DESCRIPTION

2.1
Asset Purchase Agreement dated June 18, 2008 by and among Pike Electric, Inc., Shaw Energy Delivery Services, Inc., Pike Electric Corporation and The Shaw Group, Inc., as amended on August 14, 2008 (Incorporated by reference to Exhibit 2.1 on our Form 8-K filed September 3, 2008)

3.1		Certificate of Incorporation of Pike Electric Corporation (Incorporated by reference to Exhibit 3.1 on our Registration Statement on Form S-1/A filed July 11, 2005)

3.2		Bylaws of Pike Electric Corporation (Incorporated by reference to Exhibit 3.2 on our Registration Statement on Form S-1/A filed July 11, 2005)

4.1		Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.1	*	2005 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.2	*	2002 Stock Option Plan A (Incorporated by reference to Exhibit 10.2 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.3	*	2002 Stock Option Plan B (Incorporated by reference to Exhibit 10.3 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.4	*	2005 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.15 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.5	*	2008 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed December 11, 2007)

10.6
Amended and Restated Credit Agreement, dated as of July 1, 2004, among Pike Holdings, Inc., Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.4 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.7
First Amendment to the Amended and Restated Credit Agreement, dated as of December 10, 2004, among Pike Holdings, Inc., Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.5 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.8
Second Amendment to the Amended and Restated Credit Agreement, dated as of June 27, 2005, among Pike Holdings, Inc., Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.11 on our Registration Statement on Form S-1/A filed July 11, 2005)

10.9
Third Amendment to the Amended and Restated Credit Agreement, dated as of December 9, 2005, among Pike Holdings, Inc., Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed December 13, 2005)

10.10
Fourth Amendment to the Amended and Restated Credit Agreement, dated February 28, 2006, among Pike Electric Corporation, Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 10-Q filed May 12, 2006)

10.11
Fifth Amendment to the Amended and Restated Credit Agreement, dated as of December 9, 2005, among Pike Holdings, Inc., Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed November 16, 2006)

10.12
Revolving Commitment Increase Agreement, dated December 12, 2005, by and between Pike Electric, Inc. and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed December 13, 2005)

10.13
Revolving Commitment Increase Agreement, dated December 12, 2005, by and between Pike Electric, Inc. and First Tennessee Bank, National Association (Incorporated by reference to Exhibit 10.3 on our Form 8-K filed December 13, 2005)

EXHIBIT
NO.		DESCRIPTION

10.14
Stockholders Agreement, dated April 18, 2002, among Pike Holdings, Inc., LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.6 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.15
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

10.17
Management Advisory Services Agreement, dated April 18, 2002, between Pike Electric, Inc. and Goldberg Lindsay & Co. LLC (Incorporated by reference to Exhibit 10.7 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.18
Amendment Agreement, dated as of July 1, 2004, to the Management Advisory Services Agreement, dated April 18, 2002, between Pike Electric, Inc. and Goldberg Lindsay & Co. LLC (Incorporated by reference to Exhibit 10.8 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.19		Letter Agreement, dated as of March 15, 2002, between Joe B. Pike and LGB Pike LLC (Incorporated by reference to Exhibit 10.10 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.20
Termination Agreement, dated as of June 23, 2005, between Pike Electric, Inc. and Goldberg Lindsay & Co. LLC (Incorporated by reference to Exhibit 10.12 on our Registration Statement on Form S-1/A filed July 11, 2005)

10.21	*
Amended and Restated Employment Agreement, dated as of July 20, 2005, between J. Eric Pike and Pike Electric Corporation (Incorporated by reference to Exhibit 10.9 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.22	*
Employment Agreement, dated October 10, 2006, by and between James R. Fox, Pike Electric, Inc. and Pike Electric Corporation (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed October 10, 2006)

10.23	*
Employment Agreement, dated October 10, 2006, by and between Anthony K. Slater, Pike Electric, Inc. and Pike Electric Corporation (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed October 10, 2006)

10.24	*
Employment Agreement, dated November 20, 2006, by and between Audie Simmons, Pike Electric, Inc. and Pike Electric Corporation (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed November 27, 2006)

10.25	*
Separation Agreement and General Release, dated September 27, 2007, by and between Mark P. Thomson and Pike Electric, Inc. (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed September 27, 2007)

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