Form 10-Q
period 2008-09-30
Pike Electric CORP
filed 2008-11-10
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of October 31, 2008, there were 33,383,157 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,054	$11,357
Accounts receivable from customers, net	106,344	62,224
Work completed not billed	62,911	40,013
Inventories	9,976	8,343
Prepaid expenses and other	7,036	5,123
Deferred income taxes	14,083	15,376

Total current assets	201,404	142,436
Property and equipment, net	229,735	229,119
Goodwill	100,881	94,402
Other intangibles, net	43,324	40,065
Deferred loan costs, net	2,579	2,778
Other assets	1,463	1,463

Total assets	$579,386	$510,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,323	$10,867
Accrued compensation	39,939	22,157
Accrued expenses and other	10,962	5,018
Income taxes payable	10,787	442
Current portion of deferred compensation	1,341	3,666
Current portion of insurance and claim accruals	27,387	28,873
Revolving credit facility	17,370	—

Total current liabilities	123,109	71,023
Long-term debt	140,500	140,500
Insurance and claim accruals, net of current portion	7,917	7,989
Deferred compensation, net of current portion	4,954	6,283
Deferred income taxes	61,301	62,416
Other liabilities	907	1,100
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 33,317 and 33,183 shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	6,427	6,427
Additional paid-in capital	149,627	148,288
Accumulated other comprehensive income (loss), net of taxes	(668)	(806)
Retained earnings	85,312	67,043

Total stockholders’ equity	240,698	220,952

Total liabilities and stockholders’ equity	$579,386	$510,263

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2008	2007

Revenues	$185,506	$139,735
Cost of operations	140,545	116,457

Gross profit	44,961	23,278
General and administrative expenses	13,301	10,311
Loss on sale and impairment of property and equipment	242	45

Income from operations	31,418	12,922
Other expense (income):
Interest expense	2,335	4,372
Other, net	(207)	(60)

Total other expense	2,128	4,312

Income before income taxes	29,290	8,610
Income tax expense	11,021	3,327

Net income	$18,269	$5,283

Earnings per share:
Basic	$0.55	$0.16

Diluted	$0.54	$0.16

Shares used in computing earnings per share:
Basic	32,987	32,696

Diluted	33,842	33,671

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$18,269	$5,283
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,373	9,562
Non-cash interest expense	254	924
Deferred income taxes	89	(1,679)
Loss on sale and impairment of property and equipment	242	45
Equity compensation expense	637	605
Excess tax benefit from stock-based compensation	(167)	(957)
Changes in operating assets and liabilities:
Accounts receivable and work completed not billed	(48,841)	(1,264)
Inventories, prepaid expenses and other	(722)	425
Insurance and claim accruals	(1,558)	(296)
Accounts payable and other	25,556	514
Deferred compensation	(3,709)	(3,035)

Net cash (used in) provided by operating activities	(577)	10,127

Cash flows from investing activities:
Purchases of property and equipment	(3,938)	(1,772)
Business acquisitions, net	(25,882)	—
Net proceeds from sale of property and equipment	2,272	4,098

Net cash (used in) provided by investing activities	(27,548)	2,326

Cash flows from financing activities:
Principal payments on long-term debt	—	(17,800)
Borrowings under revolving credit facility	27,930	8,025
Repayments under revolving credit facility	(10,560)	(6,025)
Proceeds from exercise of stock options and employee stock purchases	285	979
Excess tax benefit from stock-based compensation	167	957

Net cash provided by (used in) financing activities	17,822	(13,864)

Net decrease in cash and cash equivalents	(10,303)	(1,411)
Cash and cash equivalents beginning of year	11,357	1,467

Cash and cash equivalents end of period	$1,054	$56

The accompanying notes are an integral part of these condensed consolidated financial statements

PIKE ELECTRIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2008 and 2007
(In thousands, except per share amounts)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Pike Electric Corporation and its wholly-owned subsidiaries (“Pike,” “Pike Electric,” “we,” “us,” and “our”) are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management these financial statements include all adjustments (consisting of normal recurring adjustments) that are considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The balance sheet at June 30, 2008 has been derived from our audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Certain amounts reported previously have been reclassified to conform to the current year presentation. These financial statements should be read in conjunction with our financial statements and related notes included in our report on Form 10-K for the year ended June 30, 2008.
2. Business
Pike Electric is headquartered in Mount Airy, North Carolina and is one of the largest providers of energy solutions in the United States. Our core services are powerline construction, engineering, substation, EPC, and renewable energy. We are also a recognized leader in storm restoration services. We operate in one reportable segment. We do not have operations or assets outside the United States.
We monitor revenue by two categories of services: core and storm restoration. We use this breakdown because core services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, and storm restoration revenues represent additional revenue opportunities that depend on weather conditions.
The following table sets forth our revenue by category of service for the periods indicated:

	Three Months Ended
	September 30,
	2008		2007
Core services	$107,836	58.1%	$134,873	96.5%
Storm restoration services	77,670	41.9%	4,862	3.5%

Total	$185,506	100.0%	$139,735	100.0%

3. Energy Delivery Services Acquisition
On September 1, 2008, we acquired substantially all of the assets of Shaw Energy Delivery Services, Inc. (“EDS”) for approximately $24,500 in cash, subject to a working capital adjustment, plus the assumption of certain operating liabilities. EDS provides engineering, design, procurement and construction management services on distribution and transmission powerlines and substations, and also performs maintenance and construction services on distribution and transmission powerlines and substations. Among other benefits, the acquisition provides us an opportunity to expand our operations to the West Coast, Southwest, Pacific Northwest and Mid-Atlantic markets.

The purchase price to acquire EDS, including transaction costs and the estimated working capital adjustment, has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values, as summarized in the table below. The fair values are based on preliminary valuations and are subject to adjustment as additional information is obtained, including a third-party valuation report.

Current assets	$18,689
Property and equipment	6,465
Customer relationships	3,400
Non-compete agreements	700
Goodwill	6,479

Total assets acquired	35,733
Current liabilities	(13,422)
Other liabilities	—

Total liabilities assumed	(13,422)

Net assets	$22,311

The intangible asset related to customer relationships is being amortized over eight years. Intangible assets related to non-compete agreements with the seller and certain employees are being amortized over a weighted-average useful life of two years.
The financial results of EDS’s operations have been included in our consolidated financial statements since the date of the acquisition. The following unaudited pro forma statement of income data gives effect to the acquisition of EDS as if it had occurred at the beginning of each period presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented.

	Three months ended
	September 30,
	2008	2007

Revenues	$203,554	$161,079

Net income	$17,833	$2,630

Basic earnings per common share	$0.54	$0.08

Diluted earnings per common share	$0.53	$0.08

4. Stock-Based Compensation
Compensation expense related to stock-based compensation plans was $637 and $605 for the three months ended September 30, 2008 and September 30, 2007, respectively. The income tax benefit recognized for stock-based compensation arrangements was approximately $249 and $237 for the three months ended September 30, 2008 and September 30, 2007, respectively.

5. Earnings Per Share
The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2008	2007
Basic:
Net income	$18,269	$5,283

Weighted average common shares	32,987	32,696

Basic earnings per share	$0.55	$0.16

Diluted:
Net income	$18,269	$5,283

Weighted average common shares	32,987	32,696
Potential common stock arising from stock options and restricted stock	855	975

Weighted average common shares — diluted	33,842	33,671

Diluted earnings per share	$0.54	$0.16

Outstanding options and restricted stock awards equivalent to 502 and 367 shares of common stock were excluded from the calculation of diluted earnings per share for the quarter ended September 30, 2008 and 2007, respectively, because they were anti-dilutive.
6. Fair Value of Financial Instruments
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 as of July 1, 2008, for financial instruments. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements.
In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, which defers the application date of the provisions of SFAS 157 for all nonfinancial assets and liabilities until fiscal years beginning after November 15, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 currently applies to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis.
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1 — Valuations based on quoted prices in active markets for identical instruments that we are able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•	Level 2 — Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of September 30, 2008, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are related to our attempts to hedge diesel fuel costs and interest rates. These derivative instruments currently consist of swaps only. See Note 8 for further information on our derivative instruments and hedging activities.
Our interest rate derivative instruments and diesel fuel derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange. The fair values for our interest rate swaps and diesel fuel swaps are based on current settlement values and represent the estimated amount we would have received upon termination of these agreements. The fair values are derived using pricing models that rely on market observable inputs such as yield curves and commodity forward prices, and therefore are classified as Level 2. We also consider counterparty credit risk in our determination of all estimated fair values. We have consistently applied these valuation techniques in all periods presented.
At September 30, 2008, both the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

	September 30,
Description	2008	Level 1	Level 2	Level 3

Interest rate swap agreements	$(1,096)	$—	$(1,096)	$—
Diesel fuel swap agreements	(263)	—	(263)	—

Total	$(1,359)	$—	$(1,359)	$—

7. Income Taxes
Effective income tax rates of 37.6% and 38.6% for three months ended September 30, 2008 and September 30, 2007, respectively, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes.
The Internal Revenue Service recently completed its examinations of Pike’s federal income tax returns through the year ended June 30, 2007. As a result, we reduced our unrecognized tax benefits by approximately $400 in the fiscal quarter ended September 30, 2008. There was no significant impact on our statement of income. Various years remain subject to examination by state taxing authorities.
8. Derivative Instruments, Other Comprehensive Income and Comprehensive Income
All derivative instruments are recorded on the consolidated balance sheet at their respective fair values in accordance with SFAS 133, as amended. Changes in fair value are recognized either in income or other comprehensive income (loss) (“OCI”), depending on whether the transaction qualifies for hedge accounting and, if so, the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure. The effective portions recorded in OCI are recognized in the statement of income when the hedged item affects earnings.
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

Effective December 2007, we entered into two interest rate swap agreements with a total notional amount of $100,000 to help manage a portion of our floating-rate debt interest risk. The interest rate swaps qualified for hedge accounting and were designated as cash flow hedges. As determined in accordance with SFAS 133, as amended, there was no hedge ineffectiveness for the December 2007 interest rate swaps for the three months ended September 30, 2008. The interest rate swaps expire in December 2009. The fair value of the interest rate swaps at September 30, 2008 was reflected on the balance sheet in accrued expenses and other for $877 and in other liabilities for $219.
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
Beginning in fiscal 2006, we have periodically entered into diesel fuel swaps to decrease our price volatility. In prior periods, we have designated one diesel fuel swap as a cash flow hedge qualifying for hedge accounting treatment. We did not elect to apply hedge accounting for the swaps we entered into during the first quarter of fiscal 2009 and are currently not utilizing hedge accounting for any active diesel fuel derivatives. Accordingly, the changes in the fair values of these derivatives are currently recorded in cost of operations in our consolidated statements of income. We recognized a gain (loss) on the change in fair value of diesel fuel swaps for ($263) and $106 for the three months ended September 30, 2008 and 2007, respectively.
The ineffective portion of the change in the fair value of our cash flow hedge was recognized in cost of operations in the consolidated statements of income during the three months ended September 30, 2007, but the amount was immaterial.
Accumulated OCI
For the interest rate swaps and diesel fuel swap, the following table summarizes the net derivative gains or losses, net of taxes, deferred into accumulated other comprehensive loss and reclassified to earnings for the periods indicated below.

	For the Three Months Ended
	September 30,
	2008	2007

Net accumulated derivative loss deferred at beginning of period	$(806)	$(8)
Deferral of net derivative loss in accumulated other comprehensive loss	(92)	(41)
Reclassification of net derivative loss to income	230	6

Net accumulated derivative loss deferred at end of period	$(668)	$(43)

Comprehensive Income
The components of comprehensive income were as follows for the periods presented:

	For the Three Months Ended
	September 30,
	2008	2007
Net income	$18,269	$5,283
Diesel fuel cash flow hedge, net of income taxes of $33	—	51
Interest rate cash flow hedges, net of income taxes of ($89)	(138)	—

Comprehensive income	$18,131	$5,334

9. Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. We intend to adopt SFAS 141R for our fiscal year 2010 which begins July 1, 2009. SFAS 141R will impact our consolidated financial statements if we are party to a business combination that closes after the pronouncement has been adopted.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We intend to adopt SFAS 160 for our fiscal year 2010 which begins July 1, 2009. We currently have no minority interest; therefore we do not expect the standard to have an effect on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how and why an entity uses derivative instruments, how they are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We intend to adopt SFAS 161 for our third quarter of fiscal year 2009 which begins January 1, 2009. We are currently evaluating the effects of SFAS 161, but do not expect the standard to have a material effect on our consolidated financial statements.

10. Commitments and Contingencies
Litigation
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
Performance Bonds
In certain circumstances we are required to provide performance bonds in connection with our contractual commitments. We have indemnified the surety for any expenses that may be paid out under these performance bonds. At September 30, 2008 we had an outstanding letter of credit of $4,000 to provide collateral to the surety. At September 30, 2008 the total amount of outstanding performance bonds was $45,190.
Operating Leases
In connection with our acquisition of EDS (Note 3), we assumed certain operating lease obligations. These commitments total $5,243 for the remainder of fiscal 2009. For fiscal 2010, 2011, 2012, 2013 and thereafter, the commitments total $6,582, $5,588, $2,458, $599 and $607, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on September 5, 2008 and is available on the SEC’s website at www.sec.gov. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Uncertainty of Forward-Looking Statements and Information” below in this Item 2 and “Risk Factors” in Item 1A of Part II of this Quarterly Report.
Introduction
Pike Electric is headquartered in Mount Airy, North Carolina and is one of the largest providers of energy solutions in the United States. Our core services are powerline construction, engineering, substation, EPC, and renewable energy. We are also a recognized leader in storm restoration services. We operate in one reportable segment. We do not have operations or assets outside the United States.
We monitor our revenues by the two categories of services we provide: core and storm restoration. We use this breakdown because core services represent our ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs and new construction projects, and storm restoration revenues represent additional revenue opportunities that depend on weather conditions. Although storm restoration services can generate significant revenues, their unpredictability is demonstrated by comparing our revenues from those services in the last five fiscal years which have ranged from 2.6% to 25.5% of total revenues. For the three months ended September 30, 2008 and 2007, storm restoration activity resulted in revenues of $77.7 million and $4.8 million, respectively.
The following table sets forth our revenues by category of service for the periods indicated (dollars in millions):

	Three Months Ended
	September 30,
	2008		2007
Core services	$107.8	58.1%	$134.9	96.5%
Storm restoration services	77.7	41.9%	4.8	3.5%

Total	$185.5	100.0%	$139.7	100.0%

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make certain estimates and assumptions for interim financial information that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and other intangible assets, asset lives and salvage values used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies, litigation and stock-based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended June 30, 2008 for further information regarding our critical accounting policies and estimates.

Operational and Other Factors
We are subject to various operational and other factors that can affect our business and results of operations. To mitigate the effects of these factors, we focus on elements of our business we can control, including excellent customer service, safety and employee development and cost control. The statements in this section are based on our current expectations. See “Uncertainty of Forward-Looking Statements and Information.” Certain of these operational and other factors that affect our business include the following:
•	General economic conditions may impact utility maintenance expenditures, and certain of our customers’ powerline maintenance projects may be temporarily deferred. We continue to work closely with all customers to provide a skilled, flexible work force.

•	When we add new customers and arrangements, we generally experience an increase in costs, including the costs of training and outfitting our crews and spending on equipment and specialized tools and supplies. Once the crews and equipment are fully utilized, our margins generally increase over the life of the arrangement.

•	Industry-wide insurance costs for workmens’ compensation, medical and general liability could rise at a rate faster than our revenues. We have implemented several safety initiatives designed to reduce incident rates and corresponding insurance costs.

•	There are a limited number of skilled workers who can perform our work. When we experience increased demand in a particular market, labor costs tend to increase. We historically have been able to obtain price increases when we renegotiate rates with our customers to offset these cost increases.

•	Fuel costs have risen and may continue to rise at a rate faster than our revenues. We have a large fleet of vehicles and equipment that primarily use diesel fuel. We have implemented bulk purchasing in certain areas to lower our fuel costs. We utilize diesel fuel swaps and may enter into additional diesel fuel derivative instruments in the future, depending on market conditions.
Results of Operations
The following table sets forth selected statements of income data as approximate percentages of revenues for the periods indicated:

	Three Months Ended
	September 30,
	2008	2007

Revenues:
Core services	58.1%	96.5%
Storm restoration services	41.9	3.5

Total	100.0%	100.0%
Cost of operations	75.8	83.3

Gross profit	24.2	16.7
General and administrative expenses	7.2	7.4
Loss on sale of property and equipment	0.1	—

Income from operations	16.9	9.3
Interest expense and other, net	1.1	3.1

Income before income taxes	15.8	6.2
Income tax expense	6.0	2.4

Net income	9.8%	3.8%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Revenues. Revenues increased 32.8%, or $45.8 million, to $185.5 million for the three months ended September 30, 2008 from $139.7 million for the three months ended September 30, 2007. The revenue increase results from storm restoration revenues and our September 1, 2008 acquisition of EDS which increased our revenue producing workforce by approximately 15%.
Our storm restoration revenues are highly volatile and unpredictable. In the three months ended September 30, 2008, primarily due to damages caused by Hurricanes Gustav and Ike, storm revenues totaled $77.7 million. This compares to $4.8 million in storm revenue for the three months ended September 30, 2007. The large amount of storm restoration work in the current fiscal year, however, diverted significant man-hours from core work. As a result, core revenues decreased by 20.0% to $107.9 million for the three months ended September 30, 2008 as compared to the comparable period of the prior fiscal year.
Gross Profit. Gross profit increased 93.1%, or $21.7 million, to $45.0 million for the three months ended September 30, 2008 from $23.3 million for the same period in the prior year. Gross profit as a percentage of revenues increased to 24.2% for the three months ended September 30, 2008 from 16.7% the three months ended September 30, 2007, primarily due to the significant increase in higher-margin storm restoration revenues.
General and Administrative Expenses. General and administrative expenses increased $3.0 million to $13.3 million for the three months ended September 30, 2008 from $10.3 million for the three months ended September 30, 2007. This increase is primarily due to higher incentive compensation expense. As a percentage of revenues, general and administrative expenses decreased to 7.2% from 7.4%.
Interest Expense and Other, Net. Interest expense and other, net decreased $2.2 million to $2.1 million for the quarter ended September 30, 2008 from $4.3 million for the quarter ended September 30, 2007. This decrease was primarily due to lower average debt balances.
Income Tax Expense. Income tax expense increased $7.7 million to $11.0 million for the three months ended September 30, 2008 from $3.3 million for the three months ended September 30, 2007 as a result of an increase in income before income taxes. The effective tax rate was 37.6% and 38.6% for the three months ended September 30, 2008 and September 30, 2007, respectively.
Net Income. As a result of the factors discussed above, net income increased $13.0 million to $18.3 million for the three months ended September 30, 2008 from $5.3 million for the three months ended September 30, 2007.
Liquidity and Capital Resources
Our primary cash needs have been for working capital. Our primary source of cash for the three months ended September 30, 2008 was cash provided by borrowings under our revolving credit facility. Our primary sources of cash for the three months ended September 30, 2007 were cash provided by operations and, to a lesser extent, proceeds from the sale of property and equipment.
We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on the electric infrastructure and the corresponding spending by our customers on electric service and repairs. We may experience working capital needs in connection with our storm restoration services as we did in our most recently completed quarter. The increased service activity causes an excess of customer billings over customer collections, leading to increased accounts receivable during those periods. In the past, we have utilized borrowings under the revolving portion of our senior credit facility to satisfy normal cash needs during these periods.
As of September 30, 2008, our cash totaled $1.1 million and we had $49.0 million available under the $90.0 million revolving portion of our senior credit facility (after giving effect to the outstanding balance of $17.4 million and the outstanding standby letters of credit of $23.6 million).

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
Changes in Cash Flows:

	Three Months Ended
	September 30,
	2008	2007
	(In millions)
Net cash (used in) provided by operating activities	$(0.6)	$10.1
Net cash (used in) provided by investing activities	$(27.5)	$2.3
Net cash provided by (used in) financing activities	$17.8	$(13.9)
Net cash used in operating activities was $0.6 million for the three months ended September 30, 2008 compared to net cash provided by operating activities of $10.1 million for the three months ended September 30, 2007. The decrease in cash flows from operating activities was primarily due to the increase in accounts receivable caused by storm restoration work that occurred in the last half of the quarter.
Net cash used in investing activities was $27.5 million for the three months ended September 30, 2008 compared to net cash provided by investing activities of $2.3 million for the three months ended September 30, 2007. The change in cash provided by investing activities was primarily due to the purchase of EDS during the three months ended September 30, 2008 and, to a lesser extent, an increase in purchases of property and equipment.
Net cash provided by financing activities was $17.8 million for the three months ended September 30, 2008 compared to net cash used in financing activities of $13.9 million for the three months ended September 30, 2007. Because of the increased service activity caused by the significant storm restoration activity during the three months ended September 30, 2008, we had an excess of customer billings over customer collections, which lead to increased accounts receivables. Therefore, we temporarily utilized borrowings under the revolving portion of our senior credit facility to satisfy our working capital needs.
Senior Credit Facility
As of September 30, 2008, we had $140.5 million of term loan and $17.4 million of revolver indebtedness outstanding under our senior credit facility. As of September 30, 2008, our borrowing availability under the $90.0 million revolving portion of our senior credit facility was $49.0 million (after giving effect to the outstanding balance of $17.4 million and $23.6 million of outstanding standby letters of credit). The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.
Our $17.4 million balance of revolver loans at September 30, 2008 was due to the timing of working capital needs related to significant storm restoration activity during the quarter.
Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and other restricted payments. We are currently in compliance with our debt covenants.
Contractual Obligations and Other Commitments
In connection with our acquisition of EDS (Note 3 of Notes to Condensed Consolidated Financial Statements), we assumed certain operating lease obligations. These commitments total $5.2 million for the remainder of fiscal 2009. For fiscal 2010, 2011, 2012, 2013 and thereafter, the commitments total $6.6 million, $5.6 million, $2.5 million, $0.6 million and $0.6 million, respectively.

Off-Balance Sheet Arrangements
Other than letters of credit issued under the $90.0 million revolving portion of our senior credit facility and our obligations under the surety and performance bonds described below, we have no obligations or relationships that could be considered material off-balance sheet arrangements.
As of September 30, 2008, we had $23.6 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes.
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. As of September 30, 2008, we had $45.2 million in surety bonds outstanding, and we also had provided collateral in the form of a letter of credit to sureties in the amount of $4.0 million, which is included in the total letters of credit outstanding above.
Seasonality; Fluctuations of Results
Because our services are performed outdoors, our results of operations can be subject to seasonal variations due to weather conditions. These seasonal variations affect both our core and storm restoration services. Extended periods of rain affect the deployment of our core crews, particularly with respect to underground work. During the winter months, demand for core work is generally lower due to inclement weather. In addition, demand for core work generally increases during the spring months due to improved weather conditions and is typically the highest during the summer due to better weather conditions. Due to the unpredictable nature of storms, the level of our storm restoration revenues fluctuates from period to period.
Inflation
Due to relatively low levels of inflation experienced during the first three months of fiscal 2009 and 2008, inflation did not have a significant effect on our results. However, we have experienced significant increases in the costs of fuel used to operate our vehicles and equipment during the last several fiscal years.
Recent Accounting Pronouncements
See Note 9, “Recent Accounting Pronouncements,” to our Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
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

Any or all of our forward-looking statements may turn out to be incorrect. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following, which are described in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008:
•	We derive a significant portion of our revenues from a small group of customers. The loss of or a significant decrease in services to one or more of these customers could negatively impact our business and results of operations.

•	Our customers often have no obligation to assign work to us, and many of our arrangements may be terminated on short notice. As a result, we are at risk of losing significant business on short notice.

•	Our storm restoration services are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, the levels of our financial results from period to period.

•	Our business is subject to numerous hazards that could subject us to substantial monetary and other liabilities. If accidents occur, they could materially and adversely affect our business and results of operations.

•	Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all.

•	Fuel costs could materially and adversely affect our operating results.

•	Demand for some of our services is cyclical and vulnerable to industry and economic downturns, which could materially and adversely affect our business and results of operations.

•	Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

•	To be successful, we need to attract and retain qualified personnel, and any inability to do so would adversely affect our business.

•	We are dependent on our senior management and other key personnel, the loss of which could have a material adverse effect on our business.

•	A continued slowdown in the housing market could negatively affect our revenues from distribution work.

•	Our industry is highly competitive and we may be unable to compete effectively, retain our customers or win new customers, which could result in reduced profitability and loss of market share.

•	We may be unsuccessful at acquiring companies or at integrating companies that we may acquire, and as a result, we may not achieve the expected benefits and our profitability could materially suffer.

•	We acquired substantially all of the assets of EDS on September 1, 2008, and this acquisition could have a negative effect on our business and results of operations.

•	We have incurred indebtedness under a senior credit facility, which may restrict our business and operations, adversely affect our cash flow, and restrict our future access to sufficient funding to finance desired growth.

•	We are in the process of implementing various information technology systems which could temporarily disrupt our day-to-day operations.

•	During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

•	Our failure to comply with or the imposition of liability under, environmental laws and regulations could result in significant costs.

•	Weather conditions can adversely affect our operations and, consequently, revenues. The electric infrastructure servicing business is subject to seasonal variations, which may cause our operating results to vary significantly from period to period and could cause the market price of our stock to fall.

•	Our results of operations could be adversely affected as a result of the impairment of goodwill or other intangibles.

•	The market price of our stock may be influenced by many factors, some of which are beyond our control.

•	Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

•	The concentration of our capital stock among a relatively small group of stockholders may limit other stockholders’ ability to influence corporate matters.

•	Anti-takeover provisions of our charter and bylaws may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that stockholders might consider favorable.

•	Utilities’ focus on power generation may temporarily divert attention and capital away from maintenance projects we perform.

•	Bonding indemnification requirements may change on existing or new contracts.

•	Our financial results are based upon estimates and assumptions that may differ from actual results.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2008.
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except for the risk factor set forth below, there have been no material changes to these matters, disclosed in Part I, Item 1 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
Our ability to access the capital and credit markets could harm our future growth and expansion opportunities. Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we could incur increased costs associated with borrowing. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt, grow our operations and/or react to changing economic and business conditions.

Item 6. Exhibits

Exhibit	Description

10.1	Employment Agreement, dated September 1, 2008, by and among Jim Hicks, Pike Electric, Inc. and Pike Electric Corporation (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

PIKE ELECTRIC CORPORATION (Registrant)
Date: November 10, 2008	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: November 10, 2008	By:	/s/ Anthony K. Slater
Anthony K. Slater
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Employment Agreement, dated September 1, 2008, by and among Jim Hicks, Pike Electric, Inc. and Pike Electric Corporation (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)