Form 10-Q
period 2008-12-31
Pike Electric CORP
filed 2009-02-09
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 30, 2009, there were 33,401,319 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,591	$11,357
Accounts receivable from customers, net	78,393	62,224
Costs and estimated earnings in excess of billings on uncompleted contracts	54,344	40,410
Inventories	9,715	8,343
Prepaid expenses and other	5,424	5,123
Deferred income taxes	14,011	15,376

Total current assets	167,478	142,833
Property and equipment, net	225,091	229,119
Goodwill	104,387	94,402
Other intangibles, net	42,372	40,065
Deferred loan costs, net	2,378	2,778
Other assets	1,464	1,463

Total assets	$543,170	$510,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,090	$10,867
Accrued compensation	19,178	22,157
Billings in excess of costs and estimated earnings on uncompleted contracts	6,732	397
Accrued expenses and other	8,931	5,018
Income taxes payable	6,331	442
Current portion of deferred compensation	1,365	3,666
Current portion of insurance and claim accruals	30,637	28,873

Total current liabilities	85,264	71,420
Long-term debt	140,500	140,500
Insurance and claim accruals, net of current portion	6,694	7,989
Deferred compensation, net of current portion	5,241	6,283
Deferred income taxes	57,474	62,416
Other liabilities	5,009	1,100
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 33,385 and 33,183 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively	6,427	6,427
Additional paid-in capital	150,625	148,288
Accumulated other comprehensive loss, net of taxes	(1,947)	(806)
Retained earnings	87,883	67,043

Total stockholders’ equity	242,988	220,952

Total liabilities and stockholders’ equity	$543,170	$510,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues	$144,586	$143,116	$330,093	$282,852
Cost of operations	126,150	118,653	266,696	235,110

Gross profit	18,436	24,463	63,397	47,742
General and administrative expenses	11,169	10,564	24,470	20,876
Loss on sale and impairment of property and equipment	612	1,939	854	1,984

Income from operations	6,655	11,960	38,073	24,882
Other expense (income):
Interest expense	2,730	3,774	5,066	8,146
Other, net	(301)	(64)	(508)	(125)

Total other expense	2,429	3,710	4,558	8,021

Income before income taxes	4,226	8,250	33,515	16,861
Income tax expense	1,655	3,171	12,675	6,498

Net income	$2,571	$5,079	$20,840	$10,363

Earnings per share:
Basic	$0.08	$0.15	$0.63	$0.32

Diluted	$0.08	$0.15	$0.62	$0.31

Shares used in computing earnings per share:
Basic	33,012	32,833	32,999	32,764

Diluted	33,699	33,668	33,747	33,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income	$20,840	$10,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,820	18,712
Non-cash interest expense	767	1,620
Deferred income taxes	(1,283)	(4,402)
Loss on sale and impairment of property and equipment	854	1,984
Equity compensation expense	1,497	1,312
Excess tax benefit from stock-based compensation	(168)	(957)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(11,388)	(4,984)
Inventories, prepaid expenses and other	(1,989)	(747)
Insurance and claim accruals	469	2,005
Accounts payable and other	(1,648)	(3,975)
Deferred compensation	(3,710)	(3,034)

Net cash provided by operating activities	23,061	17,897

Cash flows from investing activities:
Purchases of property and equipment	(10,432)	(3,584)
Business acquisitions, net	(22,635)	—
Net proceeds from sale of property and equipment	3,649	6,215

Net cash (used in) provided by investing activities	(29,418)	2,631

Cash flows from financing activities:
Principal payments on long-term debt	—	(24,800)
Borrowings under revolving credit facility	84,705	10,775
Repayments under revolving credit facility	(84,705)	(9,975)
Proceeds from exercise of stock options and employee stock purchases	423	1,108
Excess tax benefit from stock-based compensation	168	957

Net cash provided by (used in) financing activities	591	(21,935)

Net decrease in cash and cash equivalents	(5,766)	(1,407)
Cash and cash equivalents beginning of year	11,357	1,467

Cash and cash equivalents end of period	$5,591	$60

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2008 and 2007
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
2. Business
Pike Electric is headquartered in Mount Airy, North Carolina and is one of the largest providers of energy solutions in the United States. Our core services are transmission and distribution powerline construction, engineering, substation, EPC, and renewable energy. We are also a recognized leader in storm restoration services. We operate in one reportable segment. We do not have operations or assets outside the United States.
We monitor revenue by two categories of services: core and storm restoration. We use this breakdown because core services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, and storm restoration revenues represent additional revenue opportunities that depend on weather conditions.
The following table sets forth our revenue by category of service for the periods indicated:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2008		2007		2008		2007
Core services	$133,695	92.5%	$123,527	86.3%	$241,532	73.2%	$258,401	91.4%
Storm restoration services	10,891	7.5%	19,589	13.7%	88,561	26.8%	24,451	8.6%

Total	$144,586	100.0%	$143,116	100.0%	$330,093	100.0%	$282,852	100.0%

3. Energy Delivery Services Acquisition
On September 1, 2008, we acquired substantially all of the assets of Shaw Energy Delivery Services, Inc. (“EDS”) for $22,635 in cash, including transaction costs, plus the assumption of certain operating liabilities. EDS provides engineering, design, procurement and construction management services on transmission and distribution powerlines and substations, and also performs maintenance and construction services on transmission and distribution powerlines and substations. Among other benefits, the acquisition provided us an opportunity to expand our operations to the West Coast, Southwest, Pacific Northwest and Mid-Atlantic markets.

The purchase price to acquire EDS, including transaction costs, has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values, as summarized in the table below. The fair values are based on preliminary valuations and are subject to adjustment as additional information is obtained.

Current assets	$19,227
Property and equipment	6,245
Customer relationships	3,400
Non-compete agreements	700
Deferred tax asset	1,562
Goodwill	9,985

Total assets acquired	41,119
Current liabilities	(14,484)
Non-current liabilities	(4,000)

Total liabilities assumed	(18,484)

Net assets	$22,635

The intangible asset related to customer relationships is being amortized over eight years. Intangible assets related to non-compete agreements with the seller and certain employees are being amortized over a weighted-average useful life of two years.
The financial results of the operations of EDS have been included in our consolidated financial statements since the date of the acquisition. The following unaudited pro forma statement of income data gives effect to the acquisition of EDS as if it had occurred at the beginning of each period presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues	$144,586	$165,332	$348,141	$326,411

Net income	$2,571	$3,649	$20,351	$6,295

Basic earnings per common share	$0.08	$0.11	$0.62	$0.19

Diluted earnings per common share	$0.08	$0.11	$0.60	$0.19

4. Stock-Based Compensation
Compensation expense related to stock-based compensation plans was $860 and $706 for the three months ended December 31, 2008 and December 31, 2007, respectively, and $1,497 and $1,312 for the six months ended December 31, 2008 and December 31, 2007, respectively. The income tax benefit recognized for stock-based compensation arrangements was $336 and $276 for the three months ended December 31, 2008 and December 31, 2007, respectively, and $585 and $513 for the six months ended December 31, 2008 and December 31, 2007, respectively.

5. Earnings Per Share
The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Basic:
Net income	$2,571	$5,079	$20,840	$10,363

Weighted average common shares	33,012	32,833	32,999	32,764

Basic earnings per share	$0.08	$0.15	$0.63	$0.32

Diluted:
Net income	$2,571	$5,079	$20,840	$10,363

Weighted average common shares	33,012	32,833	32,999	32,764
Potential common stock arising from stock options and restricted stock	687	835	748	913

Weighted average common shares — diluted	33,699	33,668	33,747	33,677

Diluted earnings per share	$0.08	$0.15	$0.62	$0.31

Outstanding options and restricted stock awards equivalent to 1,656 and 432 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2008 and 2007, respectively, because their effect would have been anti-dilutive. Outstanding options and restricted stock awards equivalent to 1,406 and 374 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended December 31, 2008 and 2007, respectively, because their effect would have been anti-dilutive.
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

As of December 31, 2008, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge a portion of our diesel fuel costs and our exposure to interest rate fluctuations. These derivative instruments currently consist of swaps only. See Note 8 for further information on our derivative instruments and hedging activities.
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
At December 31, 2008, both the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

	December 31,
Description	2008	Level 1	Level 2	Level 3

Interest rate swap agreements	$(3,195)	$—	$(3,195)	$—
Diesel fuel swap agreements	(1,596)	—	(1,596)	—

Total	$(4,791)	$—	$(4,791)	$—

7. Income Taxes
Effective income tax rates of 39.2% and 38.4% for the three months ended December 31, 2008 and December 31, 2007, respectively, and 37.8% and 38.5% for the six months ended December 31, 2008 and December 31, 2007, respectively, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates on borrowings under our senior credit facility, which bears interest based on LIBOR, plus an applicable margin dependent upon our total leverage ratio. We use derivative financial instruments to manage exposure to fluctuations in interest rates on our senior credit facility.
Effective December 2007, we entered into two interest rate swap agreements with a total notional amount of $100,000 to help manage a portion of our floating-rate debt interest risk. Under both swap agreements, we pay a fixed rate of 3.99% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. Based on our current leverage ratio, these swap agreements effectively fix the interest rate at 5.49% for $100,000 of our term debt. The interest rate swaps qualified for hedge accounting and were designated as cash flow hedges. As determined in accordance with SFAS 133, as amended, there was no hedge ineffectiveness for the interest rate swaps for the three and six months ended December 31, 2008. The interest rate swaps expire in December 2009. The fair value of the interest rate swaps at December 31, 2008 was reflected on the balance sheet in accrued expenses and other for $3,195.

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
Diesel Fuel Risk
We have a large fleet of vehicles and equipment that primarily uses diesel fuel. As a result, we have market risk for changes in diesel fuel prices. If diesel prices rise, our gross profit and operating income would be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers.
We periodically enter into diesel fuel swaps to decrease our price volatility. We currently hedge approximately 30% of our diesel usage with prices ranging from $2.52 to $4.25 per gallon. In prior periods, we designated one diesel fuel swap as a cash flow hedge qualifying for hedge accounting treatment. We did not elect to apply hedge accounting for the swaps we entered into during the first and second quarters of fiscal 2009 and are currently not utilizing hedge accounting for any active diesel fuel derivatives. Accordingly, the changes in the fair values of these derivatives are currently recorded in cost of operations in our consolidated statements of income. We recognized a loss on the change in fair value of diesel fuel swaps for $1,333 and $1,596 for the three and six months ended December 31, 2008, respectively.
The ineffective portion of the change in the fair value of our diesel fuel cash flow hedge, which expired in February 2008, was recognized in cost of operations in the consolidated statements of income during the three and six months ended December 31, 2007. The amount was insignificant for both periods.
Accumulated OCI
For the interest rate swaps and diesel fuel swap, the following table summarizes the net derivative gains or losses, net of taxes, deferred into accumulated other comprehensive loss and reclassified to earnings for the periods indicated below.

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net accumulated derivative (loss) income deferred at beginning of period	$(668)	$43	$(806)	$(8)

Deferral of net derivative loss in accumulated other comprehensive loss	(1,495)	(203)	(1,588)	(160)
Reclassification of net derivative income (loss) to income	216	(100)	447	(92)

Net accumulated derivative loss deferred at end of period	$(1,947)	$(260)	$(1,947)	$(260)

Comprehensive Income
The components of comprehensive income were as follows for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income	$2,571	$5,079	$20,840	$10,363
Change in fair value of diesel fuel cash flow hedge, net of income taxes	—	59	—	110
Change in fair valur of interest rate cash flow hedges, net of income taxes	(1,279)	(362)	1,140	(362)

Comprehensive income	$1,292	$4,776	$21,980	$10,111

9. Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008 and early adoption is not permitted. SFAS 141R will impact our consolidated financial statements if we are party to a business combination that closes after our fiscal year that ends June 30, 2009.
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
Performance Bonds
In certain circumstances we are required to provide performance bonds in connection with our contractual commitments. We have indemnified the surety for any expenses that may be paid out under these performance bonds. At December 31, 2008 we had an outstanding letter of credit of $4,000 to provide collateral to the surety. At December 31, 2008 the total amount of outstanding performance bonds was $61,852.
Operating Leases
In connection with our acquisition of EDS (Note 3), we assumed certain operating lease obligations. Commitments for minimum payments under these leases total $3,471 for the remainder of fiscal 2009. For fiscal 2010, 2011, 2012, 2013 and thereafter, the commitments for minimum payments total $6,570, $5,577, $2,447, $588 and $599, respectively.

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
Introduction
Pike Electric is headquartered in Mount Airy, North Carolina and is one of the largest providers of energy solutions in the United States. Our core services are transmission and distribution powerline construction, engineering, substation, EPC, and renewable energy. We are also a recognized leader in storm restoration services. We operate in one reportable segment. We do not have operations or assets outside the United States.
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
The following table sets forth our revenues by category of service for the periods indicated (dollars in millions):

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2008		2007		2008		2007
Core services	$133.7	92.5%	$123.5	86.3%	$241.5	73.2%	$258.4	91.4%
Storm restoration services	10.9	7.5%	19.6	13.7%	88.6	26.8%	24.5	8.6%

Total	$144.6	100.0%	$143.1	100.0%	$330.1	100.0%	$282.9	100.0%

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

Operational and Other Factors
We are subject to various operational and other factors that can affect our business and results of operations. To mitigate the effects of these factors, we focus on elements of our business we can control, including excellent customer service, safety and employee development and cost control. The statements in this section are based on our current expectations. See “Uncertainty of Forward-Looking Statements and Information.” Certain of these operational and other factors that affect our business include the following:
•	General economic conditions may impact utility maintenance expenditures, and certain of our customers’ powerline maintenance projects may be temporarily deferred. We continue to work closely with all customers to provide a skilled, flexible work force.
•	When we add new customers and arrangements, we generally experience an increase in costs, including the costs of training and outfitting our crews and spending on equipment and specialized tools and supplies. Once the crews and equipment are fully utilized, our margins generally increase over the life of the arrangement.
•	Industry-wide insurance costs for workmens’ compensation, medical and general liability could rise at a rate faster than our revenues. We have implemented several safety initiatives designed to reduce incident rates and corresponding insurance costs.
•	There are a limited number of skilled workers who can perform our work. When we experience increased demand in a particular market, labor costs tend to increase. We historically have been able to obtain price increases when we renegotiate rates with our customers to offset these cost increases.
•	We own the majority of our equipment and vehicles. We maintain certain underutilized equipment and vehicles for future growth. As utility maintenance is deferred our fixed fleet costs will cause a decline in our gross profit percentage.
•	We have a large fleet of vehicles and equipment that primarily use diesel fuel. Fuel costs have been extremely volatile in recent years and, until the most recent quarter, at historically high levels. We have implemented bulk purchasing in certain areas to lower our fuel costs. We utilize diesel fuel swaps and fixed price arrangements and may enter into additional diesel fuel derivative instruments and fixed price arrangements in the future, depending on market conditions.
Results of Operations
The following table sets forth selected statements of income data as approximate percentages of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues:
Core services	92.5%	86.3%	73.2%	91.4%
Storm restoration services	7.5	13.7	26.8	8.6

Total	100.0%	100.0%	100.0%	100.0%
Cost of operations	87.2	82.9	80.8	83.1

Gross profit	12.8	17.1	19.2	16.9
General and administrative expenses	7.7	7.4	7.4	7.4
Loss on sale of property and equipment	0.5	1.3	0.3	0.7

Income from operations	4.6	8.4	11.5	8.8
Interest expense and other, net	1.7	2.6	1.4	2.8

Income before income taxes	2.9	5.8	10.1	6.0
Income tax expense	1.1	2.3	3.8	2.3

Net income	1.8%	3.5%	6.3%	3.7%

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
Revenues. Revenues increased 1.0%, or $1.5 million, to $144.6 million for the three months ended December 31, 2008 from $143.1 million for the three months ended December 31, 2007. The increase was attributable to a $10.2 million increase in core revenues, partially offset by an $8.7 million decrease in storm restoration revenues compared to the prior fiscal year.
Our core revenue increased 8.2% to $133.7 million for the three months ended December 31, 2008 from $123.5 million for the same period in the prior year. The September 1, 2008 acquisition of EDS provided $23.8 million in core revenues for the quarter. Our transmission services grew by $4.3 million, or 42.0%, compared to the same period in the prior year. These increases were partially offset by a reduction in distribution service revenues as customers reduced their distribution, maintenance and upgrade spending across our operating territory.
The majority of our distribution services are provided to utilities, co-operatives and municipalities under master service agreements (“MSAs”). Services provided under these MSAs include both overhead and underground powerline distribution services. Our MSAs do not guarantee a minimum volume of work. The MSAs provide a framework for core and storm restoration pricing and provides an outline of the service territory in which we will work or the percentage of overall outsourced distribution work we will provide for the customer. Our MSAs also provide a platform for multi-year relationships with our customers. We can easily ramp up staffing for a customer without exhaustive contract negotiations and the MSAs also allow our customers to reduce staffing needs.
Our underground distribution services continue to be impacted by reductions in residential housing developments. We began experiencing a decline in underground distribution service revenue in our first fiscal quarter of 2008. Many residential developments utilize underground power distribution powerlines for aesthetic reasons and the underground powerlines can be put in place with required cable, phone or gas lines. Recent economic conditions and tight credit markets have also caused our customers to reduce overhead distribution maintenance spending. Our customers face difficulty in obtaining capital for capital projects and are faced with declining power usage from residential and commercial customers. Reducing maintenance expenditures is an action taken by our customers to improve short-term cash flow and operating results. We believe that a significant amount of pent up demand is building and power system reliability is being challenged. We remain well positioned to benefit from a reacceleration in maintenance spending, which will remain dependent to a large extent on the health of the economy. Where customers have reduced our crews, in many cases we have extended the terms and conditions of our MSAs to allow us to return to historical staffing levels as the economy improves. In addition to our traditional transmission and distribution services, we believe smart grid technology implementation, the demand for renewable energy solutions, and the anticipated energy infrastructure stimulus plan will continue to highlight the needs for our services.
Storm restoration revenue decreased 44.4% to $10.9 million for the three months ended December 31, 2008 from $19.6 million for the same period in the prior year. Storm restoration work during both periods included various winter storm events and for the three months ended December 31, 2008, work continued related to damages caused by Hurricane Ike. Our storm restoration revenues are highly volatile and unpredictable.
Gross Profit. Gross profit decreased 24.6%, or $6.1 million, to $18.4 million for the three months ended December 31, 2008 from $24.5 million for the three months ended December 31, 2007. Gross profit as a percentage of revenues decreased to 12.8% for the three months ended December 31, 2008 from 17.1% for the three months ended December 31, 2007. Our gross profit was negatively impacted by the following:
•	Higher fixed equipment costs as a percent of revenue due to decreased utilization. We own much of our equipment, and both underground and overhead distribution equipment utilization decreased as a result of a reduction in overall utility distribution maintenance projects in our territory. This impact was compounded by the excess leased and special rental equipment which we assumed in the EDS transaction. The overall worsening condition of the secondary market for used utility equipment and vehicles has also made it difficult to sell excess equipment. If equipment utilization in the second quarter of fiscal 2009 was at the same level as the second quarter of the prior fiscal year, our gross profit would have been approximately $2.0 million higher.

•	Higher fuel expense as a percentage of revenue. Fuel expense increased to 5.9% of total revenues in the second quarter of fiscal 2009 compared to 5.5% for the same period in the prior year. Fuel costs have moderated but the market continues to fluctuate. The reduction in our average fuel price this quarter compared to the prior year was more than offset by a $1.3 million non-cash, mark-to-market adjustment from our diesel fuel swap and $0.4 million for cash settlement charges.
•	A lower mix of storm revenue. Our storm restoration services typically generate a higher profit margin than core services. During a storm response, our storm-assigned crews and equipment are fully utilized. In addition, the overtime typically worked on storm events lowers the ratio of fixed costs to revenue. Storm gross profit margins can vary greatly depending on the geographic area, customer and amount of overtime worked.
•	Lower gross profit margin material procurement services. Material procurement services offered in the EDS business generate lower gross profit margins compared to other core services. Our engineering and substation businesses recognized approximately $5.0 million in material procurement revenues in the quarter.
•	Investment in engineering services growth. During the quarter, we added additional engineering staff and office space. We expect to experience increased non-billable wages and cost of the office space until these resources are fully utilized.
•	EDS transition costs. During the quarter, we relocated all legacy EDS employees to new Pike facilities. In addition to the expense associated with the moves, the moves also negatively impacted utilization in our engineering group.
General and Administrative Expenses. General and administrative expenses increased $0.6 million to $11.2 million for the three months ended December 31, 2008 from $10.6 million for the three months ended December 31, 2007. As a percentage of revenues, general and administrative expenses increased to 7.7% from 7.4%. Approximately $0.9 million of costs were incurred in the second quarter related to the recently acquired EDS business. Our general and administrative expenses were favorably impacted in the quarter by the voluntary forfeiture of the 2009 fiscal year cash incentives for our top seven management members. This forfeiture caused the reversal of $1.1 million of incentive expense accrued in the first quarter.
Interest Expense and Other, Net. Interest expense and other, net decreased $1.3 million to $2.4 million for the quarter ended December 31, 2008 from $3.7 million for the quarter ended December 31, 2007. This decrease was primarily due to lower average debt balances and lower interest rates.
Income Tax Expense. Income tax expense decreased $1.5 million to $1.7 million for the three months ended December 31, 2008 from $3.2 million for the three months ended December 31, 2007 primarily as a result of a decrease in income before income taxes. The effective tax rate was 39.2% and 38.4% for the three months ended December 31, 2008 and December 31, 2007, respectively.
Net Income. As a result of the factors discussed above, net income decreased $2.5 million to $2.6 million for the three months ended December 31, 2008 from $5.1 million for the three months ended December 31, 2007.
Six Months Ended December 31, 2008 Compared to the Six Months Ended December 31, 2007
Revenues. Revenues increased 16.7%, or $47.2 million, to $330.1 million for the six months ended December 31, 2008 from $282.9 million for the same period in the prior year. The revenue increase resulted from: storm restoration revenues; the September 1, 2008 acquisition of EDS, which provided $29.0 million in core revenues in the period; and continued growth in transmission services of $1.5 million, or 7%.
Our storm restoration revenues are highly volatile and unpredictable. In the six months ended December 31, 2008, primarily due to damages caused by Hurricanes Gustav and Ike, storm revenues totaled $88.6 million. This compares to $24.5 million in storm revenue for the six months ended December 31, 2007. The large amount of storm restoration work in the current fiscal year, however, diverted significant man-hours from core work. Core revenues were also negatively impacted as our customers reduced overhead distribution maintenance projects. As a result, core revenues decreased by 6.5% to $241.5 million for the six months ended December 31, 2008 as compared to the comparable period of the prior fiscal year.

Gross Profit. Gross profit increased $15.7 million to $63.4 million for the six months ended December 31, 2008 from $47.7 million for the six months ended December 31, 2007. Gross profit as a percentage of revenues increased to 19.2% from 16.9% during the six months ended December 31, 2008 primarily due to the significant increase in higher-margin storm restoration revenues, including Hurricanes Gustav and Ike.
General and Administrative Expenses. General and administrative expenses increased $3.6 million to $24.5 million for the six months ended December 31, 2008 from $20.9 million for the six months ended December 31, 2007. This increase is primarily due to higher incentive compensation expense and increased administration costs of approximately $1.2 million related to the EDS acquisition. As a percentage of revenues, general and administrative expenses remained constant at 7.4%.
Interest Expense and Other, Net. Interest expense and other, net decreased $3.4 million to $4.6 million for the six months ended December 31, 2008 from $8.0 million for the six months ended December 31, 2007. This decrease was primarily due to a reduction in average debt balances and lower interest rates.
Income Tax Expense. Income tax expense increased $6.2 million to $12.7 million for the six months ended December 31, 2008 from $6.5 million for the six months ended December 31, 2007 primarily as a result of the increase in income before income taxes. The effective tax rate was 37.8% and 38.5% for the six months ended December 31, 2008 and 2007, respectively.
Net Income. As a result of the factors discussed above, net income increased $10.4 million to $20.8 million for the six months ended December 31, 2008 from $10.4 million for the six months ended December 31, 2007.
Liquidity and Capital Resources
Our primary cash needs have been for working capital. Our primary source of cash for the six months ended December 31, 2008 was cash provided by operations. Our primary sources of cash for the six months ended December 31, 2007 were cash provided by operations and, to a lesser extent, proceeds from the sale of property and equipment.
We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on the electric infrastructure and the corresponding spending by our customers on electric service and repairs. The increased service activity during storm restoration events temporarily causes an excess of customer billings over customer collections, leading to increased accounts receivable during those periods. In the past, we have utilized borrowings under the revolving portion of our senior credit facility to satisfy normal cash needs during these periods.
As of December 31, 2008, our cash totaled $5.6 million and we had $66.4 million available under the $90.0 million revolving portion of our senior credit facility (after giving effect to the outstanding balance of $23.6 million of standby letters of credit).
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

Changes in Cash Flows:

	Six Months Ended
	December 31,
	2008	2007
	(In millions)
Net cash provided by operating activities	$23.1	$17.9
Net cash (used in) provided by investing activities	$(29.4)	$2.6
Net cash provided by (used in) financing activities	$0.6	$(21.9)
Net cash provided by operating activities increased $5.2 million to $23.1 million for the six months ended December 31, 2008 from $17.9 million for the six months ended December 31, 2007. The increase in cash flows from operating activities was primarily to storm restoration services related to Hurricanes Gustav and Ike. Our receivable balance was $6.6 million higher at December 31, 2008 compared to December 31, 2007. Our customers are financially stable and creditworthy. We did have one utility customer with a $13.0 million unpaid balance at December 31, 2008 related to hurricane storm restoration work performed during September 2008. Of this balance, $10.0 million was paid in January 2009. We believe the remaining $3.0 million will be collected during the remainder of our third quarter of fiscal 2009. We have not experienced any other major change in customer payment patterns.
Net cash used in investing activities was $29.4 million for the six months ended December 31, 2008 compared to net cash provided by investing activities of $2.6 million for the six months ended December 31, 2007. The change in cash provided by investing activities was primarily due to the purchase of EDS during the six months ended December 31, 2008 and, to a lesser extent, an increase in purchases of property and equipment. Our access to capital for growth and acquisitions will be impacted by the credit market crisis and volatility in the equity markets.
Net cash provided by financing activities was $0.6 million for the six months ended December 31, 2008 compared to net cash used in financing activities of $21.9 million for the six months ended December 31, 2007. Net cash used in financing activities for the six months ended December 31, 2007 primarily reflected net payments under our senior credit facility.
Senior Credit Facility
As of December 31, 2008, we had $140.5 million of term loan outstanding under our senior credit facility. As of December 31, 2008, our borrowing availability under the $90.0 million revolving portion of our senior credit facility was $66.4 million (after giving effect to the outstanding balance of $23.6 million of outstanding standby letters of credit). The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.
We continue to monitor the tightening of the overall credit market. Over the next several quarters, we will be renegotiating the revolving portion of our credit facility, which matures in July 2010. The economic environment and overall credit market will have an impact on those negotiations including availability, interest rates, fees and restrictive covenants. Our long-term debt matures in 2012.
Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and other restricted payments. Among these covenants, our credit agreement includes a requirement that we maintain: (i) a leverage ratio (as defined in the senior credit facility) of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarter basis and (ii) a cash interest coverage ratio (as defined in the senior credit facility) of at least 3.5 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarter basis. As of December 31, 2008, we were in compliance with these covenants with a leverage ratio of 1.41 to 1.00 and a cash interest coverage ratio of 11.43 to 1.00. The credit agreement also contains an excess cash provision which requires us to make debt payments based on a defined calculation. As of December 31, 2008, we were in compliance with all of our debt covenants, including those noted above.

Contractual Obligations and Other Commitments
In connection with our acquisition of EDS (Note 3 of “Notes to Condensed Consolidated Financial Statements”), we assumed certain operating lease obligations. These commitments total $3.5 million for the remainder of fiscal 2009. For fiscal 2010, 2011, 2012, 2013 and thereafter, the commitments total $6.6 million, $5.6 million, $2.4 million, $0.6 million and $0.6 million, respectively.
Off-Balance Sheet Arrangements
Other than letters of credit issued under the $90.0 million revolving portion of our senior credit facility and our obligations under the surety and performance bonds described below, we have no obligations or relationships that could be considered material off-balance sheet arrangements.
As of December 31, 2008, we had $23.6 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes.
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. As of December 31, 2008, we had $61.9 million in surety bonds outstanding, and we also had provided collateral in the form of a letter of credit to sureties in the amount of $4.0 million, which is included in the total letters of credit outstanding above.
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
Inflation
Due to relatively low levels of inflation experienced during the first six months of fiscal 2009 and 2008, inflation did not have a significant effect on our results.
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

Any or all of our forward-looking statements may turn out to be incorrect. They can be affected by inaccurate assumptions and by known or unknown risks and uncertainties, including the following, which are described in more detail in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008:
•	We derive a significant portion of our revenues from a small group of customers. The loss of or a significant decrease in services to one or more of these customers could negatively impact our business and results of operations.

•	Our customers often have no obligation to assign work to us, and many of our arrangements may be terminated on short notice. As a result, we are at risk of losing significant business on short notice.

•	Our storm restoration services are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, the levels of our financial results from period to period.

•	Our business is subject to numerous hazards that could subject us to substantial monetary and other liabilities. If accidents occur, they could materially and adversely affect our business and results of operations.

•	Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all.

•	Fuel costs could materially and adversely affect our operating results.

•	Demand for some of our services is cyclical and vulnerable to industry and economic downturns, which could materially and adversely affect our business and results of operations.

•	Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

•	To be successful, we need to attract and retain qualified personnel, and any inability to do so would adversely affect our business.

•	We are dependent on our senior management and other key personnel, the loss of which could have a material adverse effect on our business.

•	A continued deterioration in the housing market could negatively affect our revenues from distribution work.

•	Our industry is highly competitive and we may be unable to compete effectively, retain our customers or win new customers, which could result in reduced profitability and loss of market share.

•	We may be unsuccessful at acquiring companies or at integrating companies that we may acquire, and as a result, we may not achieve the expected benefits and our profitability could materially suffer.

•	We acquired substantially all of the assets of EDS on September 1, 2008, and this acquisition could have a negative effect on our business and results of operations.

•	We have incurred indebtedness under a senior credit facility, which may restrict our business and operations, adversely affect our cash flow, and restrict our future access to sufficient funding to finance desired growth.

•	We are in the process of implementing various information technology systems which could temporarily disrupt our day-to-day operations.

•	During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations.

•	Our failure to comply with or the imposition of liability under, environmental laws and regulations could result in significant costs.

•	Weather conditions can adversely affect our operations and, consequently, revenues. The electric infrastructure servicing business is subject to seasonal variations, which may cause our operating results to vary significantly from period to period and could cause the market price of our stock to fall.

•	Our results of operations could be adversely affected as a result of the impairment of goodwill or other intangibles.

•	The market price of our stock may be influenced by many factors, some of which are beyond our control.

•	Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well.

•	The concentration of our capital stock among a relatively small group of stockholders may limit other stockholders’ ability to influence corporate matters.

•	Anti-takeover provisions of our charter and bylaws may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that stockholders might consider favorable.

•	Utilities’ focus on power generation and concerns over credit availability may temporarily divert attention and capital away from maintenance projects we perform.

•	Bonding indemnification requirements may change on existing or new contracts.

•	Our financial results are based upon estimates and assumptions that may differ from actual results.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates on borrowings under our senior credit facility, which bears interest based on London Interbank Offered Rate (“LIBOR”), plus an applicable margin dependent upon a total leverage ratio. We use derivative financial instruments to manage exposure to fluctuations in interest rates on our senior credit facility. These derivative financial instruments, which are currently all swap agreements, are not entered into for trading or speculative purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. Effective December 2007, we entered into two separate interest rate swap agreements. The first agreement had a notional amount of $60.0 million, an effective date of December 13, 2007 and an expiration date of December 13, 2009. The second agreement had a notional amount of $40.0 million, an effective date of December 19, 2007 and an expiration date of December 19, 2009. Under both swap agreements, we pay a fixed rate of 3.99% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. Based on our current leverage ratio, these swap agreements effectively fix the interest rate at 5.49% for $100.0 million of our term debt. The fair value of the interest rate swaps at December 31, 2008 was reflected on the balance sheet in accrued expenses and other for $3.2 million.
Diesel Fuel Risk
We have a large fleet of vehicles and equipment that primarily uses diesel fuel. As a result, we have market risk for changes in diesel fuel prices. If diesel prices rise, our gross profit and operating income would be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers.
We periodically enter into diesel fuel swaps to decrease our price volatility. We currently hedge approximately 30% of our diesel usage with prices ranging from $2.52 to $4.25 per gallon. Our goal is to gradually increase our hedged positions to 40% to 60% of our annual volumes by June 30, 2009 and ultimately maintain a program level of hedged positions at 60% to 70% of our annual volumes on a rolling basis.
Item 4. Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2008.
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Impairment of our or our customers’ ability to access the capital and credit markets could harm our future growth and expansion opportunities. Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we could incur increased costs associated with borrowing. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt, grow our operations and/or react to changing economic and business conditions. Furthermore, our business model is centered upon being an outsourced service provider of energy solutions. To the extent that our customers are unable to access the capital and credit markets, they may in turn reduce their spending, and consequently the amount of work outsourced to us.
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders in Bermuda Run, North Carolina on December 3, 2008. The following matters were submitted to a vote of the shareholders with the results shown below:
(a) Seven members were elected to the board of directors, each to serve until our next annual meeting of stockholders and until their respective successors have been elected and qualified.

Nominee	Votes For	Votes Withheld

J. Eric Pike	31,650,255	326,183
Charles W. Bayless	31,720,862	255,576
Adam B. Godfrey	31,506,141	470,297
James R. Helvey, III	31,720,612	255,826
Robert D. Lindsay	31,508,141	468,297
Daniel J. Sullivan	31,725,462	250,976
Louis F. Terhar	31,725,762	250,676
(b) The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2009.

Votes For	Votes Against	Abstained	Broker Non-Votes

31,834,903	141,335	200	None

Item 6. Exhibits

Exhibit	Description

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

PIKE ELECTRIC CORPORATION (Registrant)
Date: February 9, 2009	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: February 9, 2009	By:	/s/ Anthony K. Slater
Anthony K. Slater
Chief Financial Officer