Form 10-Q
period 2009-03-31
Pike Electric CORP
filed 2009-05-11
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2009, there were 33,433,713 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,572	$11,357
Accounts receivable from customers, net	70,531	62,224
Costs and estimated earnings in excess of billings on uncompleted contracts	47,854	40,410
Inventories	9,014	8,343
Prepaid expenses and other	6,083	5,123
Deferred income taxes	14,521	15,376

Total current assets	173,575	142,833
Property and equipment, net	225,004	229,119
Goodwill	105,019	94,402
Other intangibles, net	41,426	40,065
Deferred loan costs, net	2,175	2,778
Other assets	1,464	1,463

Total assets	$548,663	$510,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,778	$10,867
Accrued compensation	21,716	22,157
Billings in excess of costs and estimated earnings on uncompleted contracts	5,255	397
Accrued expenses and other	9,713	5,018
Income taxes payable	3,051	442
Current portion of deferred compensation	1,383	3,666
Current portion of insurance and claim accruals	30,636	28,873

Total current liabilities	82,532	71,420
Long-term debt	140,500	140,500
Insurance and claim accruals, net of current portion	6,817	7,989
Deferred compensation, net of current portion	5,369	6,283
Deferred income taxes	56,510	62,416
Other liabilities	3,983	1,100
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 33,419 and 33,183 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	6,427	6,427
Additional paid-in capital	151,931	148,288
Accumulated other comprehensive loss, net of taxes	(1,559)	(806)
Retained earnings	96,153	67,043

Total stockholders’ equity	252,952	220,952

Total liabilities and stockholders’ equity	$548,663	$510,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenues	$154,921	$131,362	$485,014	$414,213
Cost of operations	126,792	110,607	393,488	345,717

Gross profit	28,129	20,755	91,526	68,496
General and administrative expenses	12,137	10,377	36,607	31,253
Loss on sale and impairment of property and equipment	1,096	93	1,949	2,076

Income from operations	14,896	10,285	52,970	35,167
Other expense (income):
Interest expense	2,162	3,327	7,228	11,473
Other, net	(238)	(43)	(746)	(168)

Total other expense	1,924	3,284	6,482	11,305

Income before income taxes	12,972	7,001	46,488	23,862
Income tax expense	4,702	2,718	17,378	9,217

Net income	$8,270	$4,283	$29,110	$14,645

Earnings per share:
Basic	$0.25	$0.13	$0.88	$0.45

Diluted	$0.25	$0.13	$0.86	$0.44

Shares used in computing earnings per share:
Basic	33,036	32,844	33,011	32,791

Diluted	33,703	33,605	33,733	33,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$29,110	$14,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,823	27,408
Non-cash interest expense	1,116	2,560
Deferred income taxes	(2,845)	(5,621)
Loss on sale and impairment of property and equipment	1,949	2,076
Equity compensation expense	2,520	2,085
Excess tax benefit from stock-based compensation	(198)	(977)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	2,961	14,062
Inventories, prepaid expenses and other	(1,717)	770
Insurance and claim accruals	591	(226)
Accounts payable and other	(5,603)	(5,840)
Deferred compensation	(3,710)	(3,034)

Net cash provided by operating activities	51,997	47,908

Cash flows from investing activities:
Purchases of property and equipment	(21,270)	(6,353)
Business acquisitions, net	(22,632)	—
Net proceeds from sale of property and equipment	5,247	10,182

Net cash (used in) provided by investing activities	(38,655)	3,829

Cash flows from financing activities:
Principal payments on long-term debt	—	(51,000)
Borrowings under revolving credit facility	84,705	17,775
Repayments under revolving credit facility	(84,705)	(17,775)
Proceeds from exercise of stock options and employee stock purchases	675	1,285
Excess tax benefit from stock-based compensation	198	977

Net cash provided by (used in) financing activities	873	(48,738)

Net increase in cash and cash equivalents	14,215	2,999
Cash and cash equivalents beginning of year	11,357	1,467

Cash and cash equivalents end of period	$25,572	$4,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2009 and 2008
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
2. Business
Pike Electric is headquartered in Mount Airy, North Carolina and is one of the largest providers of energy solutions in the United States. Our core services are transmission and distribution powerline construction, engineering, substation construction, EPC, and renewable energy. We are also a recognized leader in storm restoration services. We operate in one reportable segment. We do not have operations or assets outside the United States.
We monitor revenue by two categories of services: core and storm restoration. We use this breakdown because core services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, and storm restoration revenues represent additional revenue opportunities that depend on weather conditions.
The following table sets forth our revenue by category of service for the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2009		2008		2009		2008
Core services	$100,681	65.0%	$120,305	91.6%	$342,212	70.6%	$378,705	91.4%
Storm restoration services	54,240	35.0%	11,057	8.4%	142,802	29.4%	35,508	8.6%

Total	$154,921	100.0%	$131,362	100.0%	$485,014	100.0%	$414,213	100.0%

3. Energy Delivery Services Acquisition
On September 1, 2008, we acquired substantially all of the assets of Shaw Energy Delivery Services, Inc. (“EDS”) for $22,632 in cash, including transaction costs, plus the assumption of certain operating liabilities, primarily accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts. EDS provided engineering, design, procurement and construction management services on transmission and distribution powerlines and substations, and also performed maintenance and construction services on transmission and distribution powerlines and substations. The transmission and distribution business of EDS has been fully integrated into the Pike workforce. Among other benefits, the acquisition provided us an opportunity to expand our operations to the West Coast, Southwest, Pacific Northwest, Northeast and Mid-Atlantic markets.

The purchase price to acquire EDS, including transaction costs, has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values, as summarized in the table below. The fair values are based on preliminary valuations and are subject to adjustment as additional information is obtained.

Current assets	$19,225
Property and equipment	6,297
Customer relationships	3,400
Non-compete agreements	700
Deferred tax asset	1,723
Goodwill	10,617

Total assets acquired	41,962
Current liabilities	(16,359)
Non-current liabilities	(2,971)

Total liabilities assumed	(19,330)

Net assets	$22,632

The intangible asset related to customer relationships is being amortized over eight years. Intangible assets related to non-compete agreements with the seller and certain employees are being amortized over a weighted-average useful life of two years. Approximately 75% of the goodwill is expected to be amortizable for tax purposes.
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

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues	$154,921	$154,732	$503,061	$481,143

Net income	$8,270	$1,996	$28,621	$8,284

Basic earnings per common share	$0.25	$0.06	$0.87	$0.25

Diluted earnings per common share	$0.25	$0.06	$0.85	$0.25

4. Stock-Based Compensation
Compensation expense related to stock-based compensation plans was $1,024 and $773 for the three months ended March 31, 2009 and March 31, 2008, respectively, and $2,520 and $2,085 for the nine months ended March 31, 2009 and March 31, 2008, respectively. The income tax benefit recognized for stock-based compensation arrangements was $400 and $302 for the three months ended March 31, 2009 and March 31, 2008, respectively, and $984 and $815 for the nine months ended March 31, 2009 and March 31, 2008, respectively.

5. Property and Equipment
Amounts reported as loss on sale and impairment of property and equipment relate primarily to aging, damaged or excess fleet equipment. The carrying value of assets held for sale was $1,744 and $633 at March 31, 2009 and June 30, 2008, respectively, and is included in prepaid expenses and other in the condensed consolidated balance sheets. Substantially all of the assets held for sale at March 31, 2009 are expected to be sold in the next six months.
6. Earnings Per Share
The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Basic:
Net income	$8,270	$4,283	$29,110	$14,645

Weighted average common shares	33,036	32,844	33,011	32,791

Basic earnings per share	$0.25	$0.13	$0.88	$0.45

Diluted:
Net income	$8,270	$4,283	$29,110	$14,645

Weighted average common shares	33,036	32,844	33,011	32,791
Potential common stock arising from stock options and restricted stock	667	761	722	864

Weighted average common shares — diluted	33,703	33,605	33,733	33,655

Diluted earnings per share	$0.25	$0.13	$0.86	$0.44

Outstanding options and restricted stock awards equivalent to 1,715 and 1,243 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively, because their effect would have been anti-dilutive. Outstanding options and restricted stock awards equivalent to 1,448 and 427 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended March 31, 2009 and 2008, respectively, because their effect would have been anti-dilutive.
7. Fair Value of Financial Instruments
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 as of July 1, 2008, for financial instruments. The adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow.
In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, which defers the application date of the provisions of SFAS 157 for all nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 currently applies to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis.
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
As of March 31, 2009, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge a portion of our diesel fuel costs and our exposure to interest rate fluctuations. These derivative instruments currently consist of swaps only. See Note 9 for further information on our derivative instruments and hedging activities.
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
At March 31, 2009, both the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

	March 31,
Description	2009	Level 1	Level 2	Level 3
Interest rate swap agreements	$(2,558)	$—	$(2,558)	$—
Diesel fuel swap agreements	(1,190)	—	(1,190)	—

Total	$(3,748)	$—	$(3,748)	$—

8. Income Taxes
Effective income tax rates of 36.2% and 38.8% for the three months ended March 31, 2009 and March 31, 2008, respectively, and 37.4% and 38.6% for the nine months ended March 31, 2009 and March 31, 2008, respectively, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes.
9. Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. In accordance with the effective date of SFAS 161, we adopted the disclosure provisions of SFAS 161 during the quarter ended March 31, 2009.
All derivative instruments are recorded on the consolidated balance sheets at their respective fair values in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Changes in fair value are recognized either in income or other comprehensive income (loss) (“OCI”), depending on whether the transaction qualifies for hedge accounting and, if so, the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure. The effective portions recorded in OCI are recognized in the statement of income when the hedged item affects earnings.

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
Effective December 2007, we entered into two interest rate swap agreements with a total notional amount of $100,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. Under both swap agreements, we pay a fixed rate of 3.99% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. Based on our current leverage ratio, these swap agreements effectively fix the interest rate at 5.49% for $100,000 of our term debt. The interest rate swaps qualified for hedge accounting and were designated as cash flow hedges. As determined in accordance with SFAS 133, there was no hedge ineffectiveness for the interest rate swaps for the three and nine months ended March 31, 2009. The interest rate swaps expire in December 2009.
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
We periodically enter into diesel fuel swaps to decrease our price volatility. We currently hedge approximately 35% of our diesel usage with prices ranging from $2.40 to $4.25 per gallon. In prior periods, we designated one diesel fuel swap as a cash flow hedge qualifying for hedge accounting treatment. We have not elected to apply hedge accounting for the swaps we entered into during fiscal 2009 and are currently not utilizing hedge accounting for any active diesel fuel derivatives.
Balance Sheet and Statement of Income Information
The fair value of derivatives at March 31, 2009 is summarized in the following table:

	Liability Derivatives
	March 31, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest rate swaps	Accrued expenses and other	$2,558

Total derivatives designated as hedging instruments under SFAS 133		$2,558

Derivatives not designated as hedging instruments under SFAS 133:
Diesel fuel swaps	Accrued expenses and other	$1,190

Total derivatives not designated as hedging instruments under SFAS 133		$1,190

Total derivatives		$3,748

The effects of derivative instruments on the condensed consolidated statements of income for the three and nine months ended March 31, 2009 and 2008 are summarized in the following tables:
Derivatives designated as cash flow hedging instruments under SFAS 133:

			Location of Gain (Loss)	Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from	Reclassified from
	Recognized in OCI		Accumulated OCI into	Accumulated OCI into
	(Effective Portion)		Income	Income
For the Three Months Ended March 31,	2009	2008		2009	2008
Interest rate swaps	$388	$(1,487)	Interest expense	$(529)	$(33)
Diesel fuel swap	—	(102)	Cost of operations	—	52

Totals	$388	$(1,589)		$(529)	$19

For the Nine Months Ended March 31,	2009	2008		2009	2008

Interest rate swaps	$(753)	$(1,849)	Interest expense	$(976)	$(3)
Diesel fuel swap	—	8	Cost of operations	—	114

Totals	$(753)	$(1,841)		$(976)	$111

	Location of Gain (Loss)	Amount of Gain (Loss)
	(Ineffective Portion)	(Ineffective Portion)
	and Excluded from	and Excluded from
	Effectiveness Testing	Effectiveness Testing
For the Three Months Ended March 31,		2009	2008
Interest rate swaps		$—	$—
Diesel fuel swap	Cost of operations	—	(7)

Totals		$—	$(7)

For the Nine Months Ended March 31,		2009	2008

Interest rate swaps		$—	$—
Diesel fuel swap	Cost of operations	—	1

Totals		$—	$1

Derivatives not designated as cash flow hedging instruments under SFAS 133:

		Amount of Gain (Loss) Recognized in
		Income
	Location of Gain	For the Three	For the Nine
	(Loss) Recognized	Months Ended	Months Ended
	in Income	March 31, 2009
Diesel fuel swaps	Cost of operations	$406	$(1,190)

Totals		$406	$(1,190)

Accumulated OCI
For the interest rate swaps and diesel fuel swap, the following table summarizes the net derivative gains or losses, net of taxes, deferred into accumulated OCI and reclassified to earnings for the periods indicated below.

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Net accumulated derivative loss deferred at beginning of period	$(1,947)	$(260)	$(806)	$(8)

Deferral of net derivative loss in accumulated other comprehensive loss	(141)	(1,570)	(1,729)	(1,730)
Reclassification of net derivative income (loss) to income	529	(19)	976	(111)

Net accumulated derivative loss deferred at end of period	$(1,559)	$(1,849)	$(1,559)	$(1,849)

At March 31, 2009 and June 30, 2008, accumulated OCI associated with interest rate swaps qualifying for hedge accounting treatment was ($1,559) and ($806), respectively, net of income tax effects. At March 31, 2009 and June 30, 2008, there was no accumulated OCI associated with diesel fuel swaps as we were not utilizing hedge accounting for any such swaps.
The estimated net amount of the existing losses in OCI at March 31, 2009 expected to be reclassified into net earnings with the next twelve months is $1,559. This amount was computed using the fair value of the cash flow hedges at March 31, 2009 and will differ from actual reclassifications from OCI to net income during the next twelve months.
For the three and nine months ended March 31, 2009 and 2008, there were no reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.
10. Comprehensive Income
The components of comprehensive income were as follows for the periods presented:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008
Net income	$8,270	$4,283	$29,110	$14,645
Change in fair value of diesel fuel cash flow hedge, net of income taxes	—	(102)	—	8
Change in fair value of interest rate cash flow hedges, net of income taxes	388	(1,487)	(753)	(1,849)

Comprehensive income	$8,658	$2,694	$28,357	$12,804

11. Recent Accounting Pronouncements
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
12. Commitments and Contingencies
Legal Proceedings
We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things: (a) compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, (b) punitive damages, civil penalties or other damages, or (c) injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows.
Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of March 31, 2009, we had $86,870 in surety bonds outstanding, and we also had provided collateral in the form of letters of credit to sureties in the amount of $4,000. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Electric Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.
Operating Leases
In connection with our acquisition of EDS (Note 3), we assumed certain operating lease obligations. Commitments for minimum payments under these leases total $1,478 for the remainder of fiscal 2009. For fiscal 2010, 2011, 2012, 2013 and thereafter, the commitments for minimum payments total $5,610, $4,793, $2,212, $495 and $575, respectively.
Indemnities
We have indemnified various parties against specified liabilities that those parties might incur in the future in connection with our previous acquisitions of certain companies. We also generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of March 31, 2009, we were not aware of circumstances that would lead to future indemnity claims against us for material amounts in connection with these indemnity obligations.

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
Introduction
Pike Electric is headquartered in Mount Airy, North Carolina and is one of the largest providers of energy solutions in the United States. Our core services are transmission and distribution powerline construction, engineering, substation construction, EPC, and renewable energy. We are also a recognized leader in storm restoration services. We operate in one reportable segment. We do not have operations or assets outside the United States.
We monitor our revenues by the two categories of services we provide: core and storm restoration. We use this breakdown because core services represent our ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs and new construction projects, and storm restoration revenues represent additional revenue opportunities that depend on weather conditions. Although storm restoration services can generate significant revenues, their unpredictability is demonstrated by comparing our revenues from those services in the last five fiscal years which have ranged from 2.6% to 25.5% of total revenues. During periods with significant storm restoration work, we generally see man-hours diverted from core work, which decreases core services revenues.
The following table sets forth our revenues by category of service for the periods indicated (dollars in millions):

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2009		2008		2009		2008
Core services	$100.7	65.0%	$120.3	91.6%	$342.2	70.6%	$378.7	91.4%
Storm restoration services	54.2	35.0%	11.1	8.4%	142.8	29.4%	35.5	8.6%

Total	$154.9	100.0%	$131.4	100.0%	$485.0	100.0%	$414.2	100.0%

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

Operational and Other Factors
We are subject to various operational and other factors that can affect our business and results of operations. To mitigate the effects of these factors, we focus on elements of our business we can control, including excellent customer service, safety, employee development and cost control. The statements in this section are based on our current expectations. See “Uncertainty of Forward-Looking Statements and Information.” Certain of these operational and other factors that affect our business include the following:
•	General economic conditions may impact utility maintenance expenditures, and certain of our customers’ powerline maintenance projects may be temporarily deferred. We continue to work closely with all customers to provide a skilled, flexible work force.
•	When we add new customers and arrangements, we generally experience an increase in costs, including the costs of training and outfitting our crews and spending on equipment and specialized tools and supplies. Once the crews and equipment are fully utilized, our margins generally increase over the life of the arrangement.
•	Industry-wide costs for worker’s compensation, medical and general liability insurance could rise at a rate faster than our revenues. We have implemented several safety initiatives designed to reduce incident rates and corresponding insurance costs.
•	There are a limited number of skilled workers who can perform our work. When we experience increased demand in a particular market, labor costs tend to increase. We historically have been able to obtain price increases when we renegotiate rates with our customers to offset these cost increases.
•	We own the vast majority of our equipment and vehicles. Due to decreased demand for our core services in recent periods, we maintain certain underutilized equipment and vehicles for future growth. As utility maintenance is deferred our fixed fleet costs will cause a decline in our gross profit percentage.
•	We have a large fleet of vehicles and equipment that primarily use diesel fuel. Fuel costs have been extremely volatile in recent years. We have implemented bulk purchasing in certain areas to lower our fuel costs. We utilize diesel fuel swaps and fixed-price arrangements and may enter into additional diesel fuel derivative instruments and fixed-price arrangements in the future, depending on market conditions.
Results of Operations
The following table sets forth selected statements of income data as approximate percentages of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenues:
Core services	65.0%	91.6%	70.6%	91.4%
Storm restoration services	35.0%	8.4%	29.4%	86.0%

Total	100.0%	100.0%	100.0%	100.0%
Cost of operations	81.8%	84.2%	81.1%	83.5%

Gross profit	18.2%	15.8%	18.9%	16.5%
General and administrative expenses	7.8%	7.9%	7.5%	7.5%
Loss on sale of property and equipment	0.8%	0.1%	0.4%	0.5%

Income from operations	9.6%	7.8%	11.0%	8.5%
Interest expense and other, net	1.2%	2.5%	1.4%	2.7%

Income before income taxes	8.4%	5.3%	9.6%	5.8%
Income tax expense	3.0%	2.0%	3.6%	2.3%

Net income	5.4%	3.3%	6.0%	3.5%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Revenues. Revenues increased 17.9%, or $23.5 million, to $154.9 million for the three months ended March 31, 2009 from $131.4 million for the three months ended March 31, 2008. The increase was attributable to a $43.1 million increase in storm restoration revenues, partially offset by a $19.6 million decrease in core revenues compared to the prior fiscal year.
Storm restoration revenue increased 390.5% to $54.2 million for the three months ended March 31, 2009 from $11.1 million for the same period in the prior year. Storm restoration work during both periods included various winter storm events, including the significant February 2009 Midwest winter storms. Our storm restoration revenues are highly volatile and unpredictable.
Our core revenue decreased 16.3% to $100.7 million for the three months ended March 31, 2009 from $120.3 million for the same period in the prior year. The large amount of storm restoration work during the three months ended March 31, 2009 diverted significant man-hours from core work. We also experienced a reduction in distribution service revenues as customers reduced their distribution maintenance spending across our operating territory. Partially offsetting these decreases were the $23.7 million in core revenues for the quarter related to the September 1, 2008 acquisition of EDS. Also, our transmission services grew by $5.6 million, or 67.0%, compared to the same period in the prior year.
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
Our underground distribution services continue to be impacted by the decrease in new residential housing developments. We began experiencing a decline in underground distribution service revenue in our first fiscal quarter of 2008. Many residential developments utilize underground power distribution powerlines for aesthetic reasons and the underground powerlines can be put in place with required cable, phone or gas lines. Recent economic conditions and tight credit markets have also caused our customers to reduce overhead distribution maintenance spending. Our customers face difficulty in obtaining capital for capital projects and are faced with declining power usage from residential and commercial customers. Reducing maintenance expenditures is an action taken by our customers to improve short-term cash flow and operating results. We believe that a significant amount of pent-up demand is building and power system reliability is being challenged. We remain well positioned to benefit from a reacceleration in maintenance spending, which will remain dependent to a large extent on the health of the economy. Where customers have reduced our crews, in many cases we have extended the terms and conditions of our MSAs to allow us to return to historical staffing levels as the economy improves. In addition to our traditional transmission and distribution services, we believe smart-grid technology implementation, the demand for renewable energy solutions, and the anticipated energy infrastructure stimulus plan will continue to highlight the needs for our services.
Gross Profit. Gross profit increased 35.5%, or $7.3 million, to $28.1 million for the three months ended March 31, 2009 from $20.8 million for the three months ended March 31, 2008. Gross profit as a percentage of revenues increased to 18.2% for the three months ended March 31, 2009 from 15.8% for the three months ended March 31, 2008. Our gross profit was impacted positively by the following:
•	A higher mix of storm revenue. Our storm restoration services typically generate a higher profit margin than core services. During a storm response, our storm-assigned crews and equipment are fully utilized. In addition, the overtime typically worked on storm events lowers the ratio of fixed costs to revenue. Storm gross profit margins can vary greatly depending on the geographic area, customer and amount of overtime worked.

•	Lower fuel expense as a percentage of revenue. Fuel expense decreased to 3.7% of total revenues in the third quarter of fiscal 2009 compared to 6.4% for the same period in the prior year as fuel costs have moderated significantly since the record highs reached during the spring and summer of 2008.
Partially offsetting those positive impacts were the following:
•	Lower gross profit margin material procurement services. Material procurement services offered in the EDS business generate lower gross profit margins compared to other core services. Our engineering and substation businesses recognized approximately $5.7 million in material procurement revenues in the quarter.
•	Higher fixed equipment costs as a percent of revenue due to decreased utilization. We own much of our equipment, and both underground and overhead distribution equipment utilization decreased as a result of a reduction in overall utility distribution maintenance projects in our territory. This impact was compounded by the excess leased and special rental equipment which we assumed in the EDS transaction.
General and Administrative Expenses. General and administrative expenses increased $1.7 million to $12.1 million for the three months ended March 31, 2009 from $10.4 million for the three months ended March 31, 2008. As a percentage of revenues, general and administrative expenses decreased to 7.8% from 7.9%. The increase in general and administrative expenses was primarily due to the approximately $0.9 million of costs incurred during the quarter ended March 31, 2009 that related to the recently acquired EDS business.
Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment increased $1.0 million to $1.1 million for the three months ended March 31, 2009 compared to $0.1 million for the three months ended March 31, 2008. The level of losses is affected by several factors, including the timing of the continued replenishment of aging, damaged or excess fleet equipment, and conditions in the market for used equipment. We continually evaluate the depreciable lives and salvage values of our equipment.
Interest Expense and Other, Net. Interest expense and other, net decreased $1.4 million to $1.9 million for the quarter ended March 31, 2009 from $3.3 million for the quarter ended March 31, 2008. This decrease was primarily due to lower average debt balances and lower interest rates.
Income Tax Expense. Income tax expense increased $2.0 million to $4.7 million for the three months ended March 31, 2009 from $2.7 million for the three months ended March 31, 2008 primarily as a result of a decrease in income before income taxes. The effective tax rate was 36.2% and 38.8% for the three months ended March 31, 2009 and March 31, 2008, respectively.
Net Income. As a result of the factors discussed above, net income increased $4.0 million to $8.3 million for the three months ended March 31, 2009 from $4.3 million for the three months ended March 31, 2008.
Nine Months Ended March 31, 2009 Compared to the Nine Months Ended March 31, 2008
Revenues. Revenues increased 17.1%, or $70.8 million, to $485.0 million for the nine months ended March 31, 2009 from $414.2 million for the same period in the prior year. The revenue increase resulted from: storm restoration revenues; the September 1, 2008 acquisition of EDS, which provided $52.6 million in core revenues in the period; and continued growth in transmission services of $7.1 million, or 25%.
Our storm restoration revenues are highly volatile and unpredictable. In the nine months ended March 31, 2009, primarily due to damages caused by Hurricanes Gustav and Ike and significant ice storms in the Midwest, storm restoration revenues totaled $142.8 million. This compares to $35.5 million in storm restoration revenues for the nine months ended March 31, 2008. The large amount of storm restoration work in the current fiscal year, however, diverted significant man-hours from core work. Core revenues were also negatively impacted as our customers reduced overhead distribution maintenance projects. As a result, core revenues decreased by 9.6% to $342.2 million for the nine months ended March 31, 2009 as compared to the comparable period of the prior fiscal year.

Gross Profit. Gross profit increased $23.0 million to $91.5 million for the nine months ended March 31, 2009 from $68.5 million for the nine months ended March 31, 2008. Gross profit as a percentage of revenues increased to 18.9% from 16.5% during the nine months ended March 31, 2009 primarily due to the significant increase in higher-margin storm restoration revenues, including those resulting from Hurricanes Gustav and Ike.
General and Administrative Expenses. General and administrative expenses increased $5.3 million to $36.6 million for the nine months ended March 31, 2009 from $31.3 million for the nine months ended March 31, 2008. This increase is primarily related to increased administration costs of approximately $2.2 million related to the EDS acquisition. To a lesser extent, the following also contributed to the increase in general and administrative expenses: a $1.0 million increase in depreciation expense related to recent software and office equipment purchases, a $0.6 million prior year credit related to deferred compensation forfeitures, a $0.5 million increase in incentive compensation expense and a $0.4 million increase in stock-based compensation expense. General and administrative expenses were 7.5% of revenues for both periods.
Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment decreased $0.1 million to $2.0 million for the nine months ended March 31, 2009 compared to $2.1 million for the nine months ended March 31, 2008.
Interest Expense and Other, Net. Interest expense and other, net decreased $4.8 million to $6.5 million for the nine months ended March 31, 2009 from $11.3 million for the nine months ended March 31, 2008. This decrease was primarily due to a reduction in average debt balances and lower interest rates.
Income Tax Expense. Income tax expense increased $8.2 million to $17.4 million for the nine months ended March 31, 2009 from $9.2 million for the nine months ended March 31, 2008 primarily as a result of the increase in income before income taxes. The effective tax rate was 37.4% and 38.6% for the nine months ended March 31, 2009 and 2008, respectively.
Net Income. As a result of the factors discussed above, net income increased $14.5 million to $29.1 million for the nine months ended March 31, 2009 from $14.6 million for the nine months ended March 31, 2008.
Liquidity and Capital Resources
Our primary cash needs have been for working capital and capital expenditures. Our primary source of cash for the nine months ended March 31, 2009 was cash provided by operations. Our primary sources of cash for the nine months ended March 31, 2008 were cash provided by operations and, to a lesser extent, proceeds from the sale of property and equipment.
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
As of March 31, 2009, our cash totaled $25.6 million and we had $66.4 million available under the $90.0 million revolving portion of our senior credit facility (after giving effect to the outstanding balance of $23.6 million of standby letters of credit).
To date, recent distress in the financial markets has not had a significant impact on our financial position. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. Accordingly, we do not anticipate that the current volatility in the capital markets will have a material impact on the principal amounts of our cash investments.

We believe that our cash flow from operations, available cash and cash equivalents, and borrowings available under our senior credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future. The revolving portion of our senior credit facility expires in July 2010 and we are currently exploring alternatives for a new arrangement. In addition, our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.
Changes in Cash Flows:

	Nine Months Ended
	March 31,
	2009	2008
	(In millions)
Net cash provided by operating activities	$52.0	$47.9
Net cash (used in) provided by investing activities	$(38.7)	$3.8
Net cash provided by (used in) financing activities	$0.9	$(48.7)
Net cash provided by operating activities increased $4.1 million to $52.0 million for the nine months ended March 31, 2009 from $47.9 million for the nine months ended March 31, 2008. The increase in cash flows from operating activities was primarily due to an increase in storm restoration services, partially offset by the $22.8 million increase in our accounts receivable (“AR”) balance at March 31, 2009 compared to March 31, 2008. The AR increase was primarily due to the increased billings as a result of increased storm restoration services. The AR related to storm restoration was approximately $24.0 million as of March 31, 2009. Our customers have historically been financially stable and creditworthy and we believe that we will continue to collect our AR in normal time parameters, which are typically slightly extended for storm restoration services.
Net cash used in investing activities was $38.7 million for the nine months ended March 31, 2009 compared to net cash provided by investing activities of $3.8 million for the nine months ended March 31, 2008. The change in cash provided by investing activities was primarily due to the purchase of EDS during the nine months ended March 31, 2009 and, to a lesser extent, an increase in purchases of transmission equipment, some of which had been on short-term rental and leasing arrangements assumed in connection with the acquisition of EDS, and software. We determined that it was economically advantageous to purchase the transmission equipment because of the high utilization rates. The software purchases have consisted primarily of $1.0 million for the implementation of our human resource and payroll system and $1.8 million related to progress toward implementation of our job cost reporting and billing system. Our access to capital for growth and acquisitions will be impacted by the credit market crisis and volatility in the equity markets.
Net cash provided by financing activities was $0.9 million for the nine months ended March 31, 2009 compared to net cash used in financing activities of $48.7 million for the nine months ended March 31, 2008. Net cash used in financing activities for the nine months ended March 31, 2008 primarily reflected net payments under our senior credit facility.
Senior Credit Facility
As of March 31, 2009, we had $140.5 million of term loan outstanding under our senior credit facility. As of March 31, 2009, our borrowing availability under the $90.0 million revolving portion of our senior credit facility was $66.4 million (after giving effect to the outstanding balance of $23.6 million of outstanding standby letters of credit). The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.
We continue to monitor the state of the overall credit market. We are currently renegotiating the revolving portion of our credit facility, which matures in July 2010. The economic environment and overall credit market will have an impact on those negotiations including availability, interest rates, fees and restrictive covenants. Our long-term debt matures in 2012.

Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and other restricted payments. Among these covenants, our credit agreement includes a requirement that we maintain: (i) a leverage ratio (as defined in the senior credit facility) of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarter basis and (ii) a cash interest coverage ratio (as defined in the senior credit facility) of at least 3.5 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarter basis. As of March 31, 2009, we were in compliance with these covenants with a leverage ratio of 1.33 to 1.00 and a cash interest coverage ratio of 12.89 to 1.00. The credit agreement also contains an excess cash provision which requires us to make debt payments based on a defined calculation. As of March 31, 2009, we were in compliance with all of our debt covenants, including those noted above.
Concentration of Credit Risk
We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and accounts receivable. We maintain substantially all of our cash investments with what we believe to be high credit quality financial institutions. We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power companies, governmental entities, general contractors and builders, owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided.
Legal Proceedings
We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things: (a) compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, or property damage, (b) punitive damages, civil penalties or other damages, or (c) injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows.
Off-Balance Sheet Arrangements
As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, letter of credit obligations, and surety guarantees entered into in the normal course of business. We have not engaged in any off-balance sheet financing arrangements through special purpose entities.
Operating Leases
In connection with our acquisition of EDS (Note 3, “Energy Delivery Service Acquisition,” of Notes to Condensed Consolidated Financial Statements), we assumed certain operating lease obligations. These commitments total $1.5 million for the remainder of fiscal 2009. For fiscal 2010, 2011, 2012, 2013 and thereafter, the commitments total $5.6 million, $4.8 million, $2.2 million, $0.5 million and $0.6 million, respectively.
Letters of Credit
Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. As of March 31, 2009, we had $23.6 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes.

Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of March 31, 2009, we had $86.9 million in surety bonds outstanding, and we also had provided collateral in the form of a letter of credit to sureties in the amount of $4.0 million, which is included in the total letters of credit outstanding above. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.
Pike Electric Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.
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
Inflation
Due to relatively low levels of inflation experienced during the first nine months of fiscal 2009 and 2008, inflation did not have a significant effect on our results.
Recent Accounting Pronouncements
See Note 11, “Recent Accounting Pronouncements,” to our Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
Uncertainty of Forward-Looking Statements and Information
This Quarterly Report on Form 10-Q, as well as information included in future filings by Pike Electric Corporation with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, certain “forward-looking statements” under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such “forward-looking statements” include information relating to, among other matters, our future prospects, developments and business strategies for our operations. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company and the industry in which we operate and management’s beliefs and assumptions. Words such as “may,” “will,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “potential,” “project,” “continue,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among others, statements relating to:
•	our belief that a rise in diesel prices would negatively affect our gross profit and operating income to an extent that may not be fully recoverable through price increases to customers;
•	our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business will not have a material adverse effect on our results of operation or financial position;

•	our belief that no material claims will be made under a letter of credit issued on our behalf;
•	our belief that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future;
•	our belief that a significant amount of pent-up demand for our services is building and power system reliability is being challenged;
•	our belief that smart-grid technology implementation, the demand for renewable energy solutions, the anticipated energy infrastructure stimulus plan will continue to highlight the needs for our services;
•	our belief that the current volatility in the capital markets will not have a material impact on the principal amounts of our cash investments;
•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our senior credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future;
•	our belief that we will be able to renegotiate our revolving credit facility before its maturity in July 2010.
These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances, and involve risks and uncertainties that may cause actual future activities and results of operations to be materially different from historical or anticipated results. Factors that could impact those differences or adversely affect future periods include, but are not limited to, the factors set forth in Part II, Item 1A. of this Form 10-Q and in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended June 30, 2008.
Caution should be taken not to place undue reliance on our forward-looking statements, which reflect the expectations of management of Pike Electric only as of the time such statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk related to changes in interest rates on borrowings under our senior credit facility, which bears interest based on London Interbank Offered Rate (“LIBOR”), plus an applicable margin dependent upon a total leverage ratio. We use derivative financial instruments to manage exposure to fluctuations in interest rates on our senior credit facility. These derivative financial instruments, which are currently all swap agreements, are not entered into for trading or speculative purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. Effective December 2007, we entered into two separate interest rate swap agreements. The first agreement had a notional amount of $60.0 million, an effective date of December 13, 2007 and an expiration date of December 13, 2009. The second agreement had a notional amount of $40.0 million, an effective date of December 19, 2007 and an expiration date of December 19, 2009. Under both swap agreements, we pay a fixed rate of 3.99% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. Based on our current leverage ratio, these swap agreements effectively fix the interest rate at 5.49% for $100.0 million of our term debt. The fair value of the interest rate swaps at March 31, 2009 was reflected on the balance sheet in accrued expenses and other for $2.6 million.

Diesel Fuel Risk
We have a large fleet of vehicles and equipment that primarily uses diesel fuel. As a result, we have market risk for changes in diesel fuel prices. If diesel prices rise, our gross profit and operating income would be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers.
We periodically enter into diesel fuel swaps to decrease our price volatility. We currently hedge approximately 35% of our diesel usage with prices ranging from $2.40 to $4.25 per gallon. Our goal is to gradually increase our hedged positions to 40% to 60% of our annual volumes by June 30, 2009 and ultimately maintain a program level of hedged positions at 60% to 70% of our annual volumes on a rolling basis.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management has established and maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Design and Operation of Control Systems
Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, (a) compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, or property damages, (b) punitive damages, civil penalties or other damages, or (c) injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows.
Item 1A. Risk Factors
Except for the risk factor set forth below, there have been no material changes to these matters, disclosed in Part I, Item 1 in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
We are unable to predict the impact of the weakening U.S. economy and financial market deterioration on our industry, our customers or our ability to access the capital or credit markets. The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. Given the weakening of the U.S. economy and financial market deterioration, our customers may not have the ability or desire to continue to fund capital expenditures for infrastructure or may have difficulty in obtaining financing, either of which could result in cancellations of projects or deferral of projects to a later date. Such cancellations or deferrals could result in decreased demand for our services and could materially adversely affect our results of operations, cash flows and liquidity. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, such access, which could have an impact on our ability to refinance maturing debt, grow our operations and/or react to changing economic and business conditions.

Item 6. Exhibits

Exhibit	Description

3.1	Certificate of Incorporation of Pike Electric Corporation (Incorporated by reference to Exhibit 3.1 on our Registration Statement on Form S-1/A filed July 11, 2005)

3.2	Amended and Restated Bylaws of Pike Electric Corporation, as of April 30, 2009 (Incorporated by reference to Exhibit 3.1 on our Form 8-K filed May 5, 2009)

10.1	Form of Forfeiture and Termination Agreement between Pike Electric Corporation and certain of its officers (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed February 3, 2009)

10.2	Form of Indemnification Agreement between Pike Electric Corporation and its directors (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed May 5, 2009)

10.3
First Amendment to Amended and Restated Employment Agreement, dated April 30, 2009, by and between Pike Electric Corporation and J. Eric Pike (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed May 5, 2009)

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

PIKE ELECTRIC CORPORATION (Registrant)
Date: May 11, 2009	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: May 11, 2009	By:	/s/ Anthony K. Slater
Anthony K. Slater
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)