Form 10-K
period 2009-06-30
Pike Electric CORP
filed 2009-09-01
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2008, was approximately $221,314,712 based on the closing sales price of the common stock on such date as reported on the New York Stock Exchange.
The number of shares of the Registrant’s common stock outstanding as of August 28, 2009 was 33,466,622.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent described herein.

PIKE ELECTRIC CORPORATION
Annual Report on Form 10-K for the year ended June 30, 2009

PART I
ITEM 1. BUSINESS
Overview
Pike Electric Corporation is one of the largest providers of energy solutions for investor-owned, municipal and co-operative utilities in the United States. Our comprehensive services include siting, permitting, engineering design, installation, maintenance and repair of power delivery systems, including renewable energy projects. Our common stock is traded on the New York Stock Exchange under the symbol “PIKE.”
Pike was founded by Floyd S. Pike in 1945 and later incorporated in North Carolina in 1968. We reincorporated in Delaware on July 1, 2005, in connection with our August 2005 initial public offering (“IPO”).
We completed two acquisitions during fiscal 2009 that extended our footprint and energy solutions portfolio, each of which was funded from cash generated from existing operations.
•	On September 1, 2008, we acquired substantially all of the assets of Shaw Energy Delivery Services, Inc., formerly an affiliate of The Shaw Group, for approximately $22.6 million in cash plus the assumption of certain liabilities. This acquisition enables Pike to expand its operations into engineering, design, procurement and construction management services and expand its geographic presence through engineering offices in Charlotte, NC, Austin, TX, San Ramon, CA, Portland, OR and Pittsburgh, PA. In addition, the acquisition added a talented workforce and equipment for transmission projects up to 345 kilovolt (“kV”), substation construction capabilities and an operational team focused on renewable energy projects.
•	On June 30, 2009, we acquired substantially all of the assets of Facilities Planning & Siting, PLLC, a transaction that added the combined talents of civil engineers, GIS analysts, landscape architects and environmental experts. This acquisition enables Pike to provide siting and planning capabilities at the conceptual stage of its customer’s projects, and consequently provides Pike with the ability to fully integrate environmental, engineering, real estate, economic, regulatory and community expertise into planning, siting and routing projects.
Historically, we were a specialty contractor for utilities focused on distribution powerline maintenance and construction. We have repositioned Pike to be an energy solutions company focused on providing a diverse service offering to our customers for their outsourcing needs. We continue to develop our diverse service offerings and remain focused on distribution services which still provide the majority of our revenues.
Our service offering now includes the following:

Service	Description

Planning & Siting	Our planning and siting process leverages technology and the collection of environmental, cultural, land use and scientific data to facilitate successful right-of-way negotiations and permitting for powerlines, substations, pipelines and renewable energy installations.

Engineering & Design	We provide design, engineering, procurement and construction (“EPC”), owner engineer, project management, multi-entity coordination, grid integration, balance-of-plant (“BOP”) and Thermal Rate solutions for individual or turnkey powerline, substation and renewable energy projects.

Construction	We provide overhead and underground powerline construction, upgrade and extension services (predominately single-pole and H-frame wood, concrete or steel poles) for distribution networks and transmission lines with voltages up to 345kV, energized maintenance work for voltages up to 500kV and substation construction and service.

Overhead services consist of construction, repair and maintenance of wire and components in energized overhead electric distribution and transmission systems.

Underground services range from simple residential installations, directional boring, duct bank and manhole installation, to the construction of complete underground distribution facilities.

Substation services include construction or new substations, existing substation upgrades, relay testing, commissioning, emergency outage response and Smart Grid component installation.

Service	Description

Renewables	We provide a total energy solution platform, including preliminary studies, planning, siting and permitting, engineering and design, construction, procurement and grid interconnection.

Storm Restoration Services	Storm restoration involves the repair or reconstruction of any part of a distribution or sub-500 kV transmission network, including substations, power lines, utility poles or other components, damaged during snow, ice or wind storms, flash floods, hurricanes, tornadoes or other natural disasters. We are a recognized leader in storm restoration, due to our ability to rapidly mobilize thousands of existing employees and equipment within 24 hours, while maintaining a functional force for unaffected customers.
Industry Overview
The electrical industry is comprised of investor-owned, municipal, co-operative and federally-owned utilities, independent power producers and independent transmission companies, with three distinct functions: generation, distribution and transmission. The electric transmission and distribution infrastructure is the critical network that connects power from generators to residential, commercial and industrial end users. Electric transmission refers to power lines and substation through which electricity is transmitted over long distances at high voltages (over 230kV) and lower voltage lines that connect high voltage transmission infrastructure to local distribution networks. Electric distribution refers to the local distribution network, including related substations that step down voltages to distribution levels, which provide electricity to end users over short distances. According to the Energy Information Agency (“EIA”), within this electric network, there are millions of miles of distribution lines and more than 150,000 miles of transmission lines.
According to the latest data available from the EIA, electricity consumption grew at an average annual growth rate of 1.1% from 2000 to 2007. While we recently have been experiencing a decrease in electricity usage in the country due to the economic recession, industry research continues to predict overall long-term growth. According to Brattle Group, potential utility spend from 2010 through 2030 could run as high as $370 billion for transmission infrastructure and $821 billion for distribution infrastructure.
The electric transmission and distribution infrastructure requires ongoing maintenance, upgrades and extensions to manage power line congestion, avoid delivery failures and connect distribution lines to new end users. It requires emergency repairs whenever unexpected power outages or damages occur. Required maintenance, upgrades and extensions and emergency repairs are performed by the utilities that own the relevant power lines and by its third-party service providers, such as Pike.
Industry Trends
According to a 2008 EIA report, U.S. electricity consumption has increased by 9.8% since 2000. Although there has been a recent, slight decline in consumption given the current recession, the EIA’s short term energy outlook released in August 2009 predicted that total electricity consumption is expected to rebound in 2010 by 0.8%, driven by growth in commercial and residential sectors, and increase by 26% between 2007 and 2030. Long-term consumption growth, combined with the historical underinvestment in power delivery infrastructure and other factors described below, will create opportunity for energy solution providers.
American Recovery and Reinvestment Act (“ARRA”) of 2009. ARRA was enacted in February 2009 and includes $45 billion in provisions and loan subsidies for renewable energy, electric power transmission and energy efficiency projects. Of that total, $11 billion is appropriated for electric power grid development and transmission infrastructure upgrades, which includes $4.5 billion in funding to the Department of Energy to support the modernization of the electric power grid and development of the “Smart Grid.”
ARRA includes $6 billion of credit subsidies, which Congress expects will support more than $60 billion in financing activity for renewable energy and transmission loan guarantees, and several billion dollars of tax incentives. We believe these credit subsidies and tax incentives will result in increased renewable energy spending, particularly in wind and related transmission infrastructure, as renewable energy developers now have a means to more easily access capital and monetize tax benefits.

Pike provides BOP, engineering and collector system construction services to the renewables market, has transmission capabilities to meet the build-out proposal requirements of transmission lines, and provides interconnection for Smart Grid and broadband in energized zones. Pike is well positioned to benefit from the government stimulus packages as ARRA also includes $29 billion for shovel ready highway projects. Pike may benefit from highway stimulus projects insofar as the relocation of powerlines is the first step in many road widening projects.
Renewable Energy Opportunities. Concerns about climate change and the domestic reliance on fossil fuels, namely foreign oil, have created increased demand for domestically produced renewable energy sources in recent years. Underscoring this concern and demand, on June 26, 2009, the U.S. House of Representatives approved H.R. 2454—the American Clean Energy and Security Act of 2009. The comprehensive clean energy and climate change legislation is intended to cut greenhouse gas emissions, create new clean energy jobs and enhance the energy independence of the U.S. In addition to a cap-and-trade program, the bill also sets forth a federal combined efficiency and renewable electricity standard (“CERES”). Under the CERES, utilities would be required to meet 6% of their load with electricity generated from renewable resources by 2012, a requirement that would increase to 20% by 2020. The prospects for and timing of enactment of the bill into law are uncertain. Finally, we believe that opportunities exist for solar energy projects in the Southeast and wind farms in the Midwest, South and West.
Demands on Electrical Grid. The development of renewable energy sources will require connectivity to the electrical grid and new transmission power lines to transport power from generation centers (e.g., wind farms and solar fields) to demand centers, and renewable energy in particular will require significant transmission infrastructure due to the often remote location of renewable sources of energy. Further, aging and overloaded grids have been weakened by deferred capital and maintenance projects by customers in the near term due to the sluggish economy. The longer these projects are deferred, the more potential there is for networks to experience brown-outs or other power failure when systems are unable to meet demand. As a result, we anticipate that future development of new power generation will lead to increased demand over the long-term for our transmission, distribution, and substation engineering and installation services.
Increased Outsourcing of Infrastructure Services. Investor owned, co-operative, and municipal utilities are continuously seeking ways to improve cost efficiencies. Given our size, skilled workforce, experienced operations management, equipment and fleet, we believe we are well-positioned to provide these outsourcing services in a manner that is cost efficient to our existing customers and attractive to our prospective customers.
Housing and Commercial Growth. A continued sluggish housing market has caused a slowdown in home utility connections and underground distribution services. Furthermore, the turnaround in demand for these services has been negatively impacted by the difficulties of financial institutions, rapidly increasing new and existing home inventories, fluctuating home prices, and interest rates and overall political and economic conditions.
Business Strategy
We continue to expand our market presence, geographic footprint and service offerings as one of the nation’s premiere energy solutions providers. Our business strategies center on diverse service offerings, safety, customer service, geographic expansion, and organic and strategic growth.
•	Diversification of Services. We provide the following services as part of our comprehensive energy solutions platform: planning and siting; engineering and design; construction; renewables; and storm restoration services. Although historically we were a powerline transmission and distribution company, we believe our customers have and will continue to derive great benefits from our being an energy solutions company with a wide array of outsourced services available to them, and we will continue to add services that benefit our customers and add value to our company.
•	Safety. As a full service EPC company, we understand the importance of safety in every aspect of our business. To that end, our management team works closely with employees and customers to ensure safety in all facets of our service operations through our Stay Safe Program.
•	Customer Service. We value the trust we have built with our customers and work to maintain high levels of customer service by providing timely, accurate and professional services.
•	Geographic Expansion. We recently have increased the scale of our geographic footprint, with engineering offices across the country and expanded construction regions.
•	Strategic and Organic Growth. We have successfully completed two acquisitions over the past year. We will continue to consider additional potential merger and acquisition opportunities that may arise. In addition, we continue to explore organic growth opportunities which complement our existing service platform.

Competitive Strengths
We believe our significant competitive strengths are as follows:
•	Diversified service offering. As a leading energy solutions provider, we now have full turn-key capabilities, from planning and siting to design and construction, as discussed above.
•	National engineering presence. Our engineering teams cover the country with offices in Charlotte, NC, Austin, TX, Pittsburgh, PA, San Ramon, CA and Portland, OR.
•	Construction workforce scale. Our construction workforce and proven operating efficiency enable us to leverage our crews and equipment without significant barriers at traditionally high operating margins. The contiguous nature of our construction service territory enables us to respond to customer needs, particularly in situations requiring rapid response, where we are able to seamlessly transition crews and equipment.
•	Financial position. Our strong cash flows have allowed us to reduce our debt by $279 million since our IPO in August 2005, enabling us to be in a position to pursue both organic and strategic growth. Our financial strength also provides for letter of credit and performance bond flexibility on larger EPC projects.
•	Customer relationships. We have a diverse customer base with broad geographic presence that includes over 175 utility, co-operative and municipal clients. The value we place in our relationships is reflected in the fact that among our ten largest customers, our average relationship is more than 30 years, with some going back more than 65 years to when Pike was founded.
•	Storm response. Our construction footprint covers the areas of the U.S. power grid we believe are the most susceptible to damage caused by inclement weather, such as hurricanes and ice storms. This enables us to work with our customers to secure the crews from non-affected areas and relocate them to the storm area quickly. Storm restoration services do not require dedicated storm teams “on call” or any additional storm-specific crew additions. Our flexible business strategy allows us to position crews where they are needed. We maintain a dedicated 24-hour Storm Center that acts as the single hub of command. While current customers receive priority, we also provide services to additional utilities, co-operatives and municipalities. Our core revenues decline as our storm restoration revenues increase since crews are diverted from normal core services to the storm restoration. Our storm restoration services often solidify existing customer relationships and create opportunities with new customers. Our storm revenues vary significantly from year-to-year as shown in the table below.

			Storm Revenues
Fiscal	Storm	Total	as a Percentage of
Year	Revenues	Revenues	Total Revenues
	(In millions)	(In millions)
2005	$149.2	$679.2	22.0%
2006	$185.3	$727.5	25.5%
2007	$53.3	$596.8	8.9%
2008	$49.4	$552.0	8.9%
2009	$152.9	$613.5	24.9%

The following table sets forth certain information related to selected storm mobilizations in recent years:

Selected Storm Mobilizations
		Approximate
		Number of
		Employees
Storm (States Affected)	Fiscal Year	Mobilized

Hurricanes / Tropical Storms
Ike (TX, LA, AR, OH, KY)	2009	2,500

Gustav (LA, MS, AL)	2009	1,500

Fay (FL, AL, MS)	2008	900

Wilma (FL)	2006	1,600

Rita (TX, LA)	2006	1,500

Katrina (LA, MS, AL)	2006	3,100

Dennis (FL)	2006	1,600

Winter Storms
Winter Storm (IN, KY, MO, OH)	2009	2,200

Ice Storm (NH, MA)	2009	115

Ice Storm (OK)	2008	1,350

Ice Storm (MO)	2007	1,500
Customers
We are proud of the relationships we have built with our customers, some of which go back nearly 65 years to when our company was formed. We remain focused on developing and maintaining strong, long-term relationships with electric utilities, co-operatives and municipalities. Our diverse customer base includes over 175 electric companies, with broad geographic national presence. Our top ten customers accounted for approximately 55.8%, 55.5% and 47.8% of our revenues during fiscal 2009, 2008, and 2007, respectively. Duke Energy was our only customer that represented greater than 10% of our revenues during that time frame, with 20.1%, 19.9%, and 15.6% for fiscal 2009, 2008, and 2007, respectively. Given the composition of the utilities, co-operatives and municipalities in our geographic market, we expect that a substantial portion of our total revenues will continue to be derived from a limited group of customers.
Types of Service Arrangements
Over 90% of our services are provided under master service agreements (“MSAs”) that cover maintenance, upgrade and extension services, as well as some new construction services. Work under these arrangements is typically billed based on either hourly usage of labor and equipment or unit of work. For the year ended June 30, 2009, approximately 66% of our revenues were generated from hourly arrangements, while approximately 27% were generated from unit-based arrangements. Hourly arrangements involve billing for actual productive hours spent on a particular job. The unit-based arrangements involve billing for actual units (completed poles, cross arms, specific length of line, etc.) based on prices defined in customers’ MSAs.
Initial arrangement awards are usually made on a competitive bid basis; however, extensions are often completed on a negotiated basis. As a result of our track record of quality work and services, a majority of our arrangements are renewed at or before the expiration of their terms. We have extended many of our agreements in the current business environment to position ourselves for an upturn in the economy.

The terms of our service arrangements are typically one to three years for co-operative and municipal utilities and three to five years for investor-owned utilities, with periodic pricing reviews. Due to the nature of our MSAs, in many instances our customers are not committed to minimum volumes of services, but rather we are committed to perform specific services covered by MSAs if and to the extent requested by the customer. The customer is obligated to obtain these services from us if they are not performed by their employees. Therefore, there can be no assurance as to the customer’s requirements during particular periods, nor are estimations predictive of future revenues. Most of our arrangements, including MSAs, may be terminated by our customers on short notice. Because the majority of our customers are well-capitalized, investment grade-rated electric utilities or co-operatives, we have historically experienced minimal bad debts.
For the year ended June 30, 2009, approximately 7% of our revenues were generated from fixed-price agreements. Revenues for longer duration fixed-price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract.
Seasonality
Because our services are performed outdoors, operational results can be subject to seasonal weather variations. These seasonal variations affect both construction and storm restoration services. Extended periods of rain can negatively affect deployment of construction crews, particularly with respect to underground work. During winter months, demand for construction work is generally lower due to inclement weather. Demand for construction work generally increases during spring and summer months, due to improved weather conditions. Due to the unpredictable nature of storms, the level of storm restoration revenues fluctuates from period to period.
Proprietary Rights
We have obtained U.S. federal trademark registration for our “PIKE” word mark and our “PIKE” logo mark. We own registrations for three other trademarks. We have invested substantial time, effort and capital in establishing the Pike name and believe that our trademarks are a valuable part of our business.
Training, Quality Assurance and Safety
Performance of our services requires the use of heavy equipment and exposure to potentially dangerous conditions. We emphasize safety at every level of the company, with safety leadership in senior management, an extensive and required ongoing safety and training program with physical training facilities and on-line courses, and lineman training through an accredited four-year program that has grown to be one of the largest power line training programs in the United States.
Our Stay Safe program encompasses our Alive with Five rules: training, corrective action, recognition and monitoring, reporting and communication, and awareness. We also conduct comprehensive safety crew audits designed to identify and correct potential safety hazards.
We strive to ensure that our employees have the tools and training they need to work safe. We reinforce our safety procedures on a daily basis, from pre-job briefings to onsite audits. We offer a four-year Department of Labor certified lineman training course that is available on the Internet. Additional training includes Occupational Safety and Health Administration (“OSHA”) 10- and 20-hour courses, decision driving, cover-up, climbing training and proper use of personal protective equipment.
Our continued focus on safety and workforce developments has resulted in year-over-year improvements in lost-time incidence rates in each of the last five fiscal years. These rates are calculated in accordance with the methodologies prescribed by OSHA. We conduct mandatory training in additional areas, as well, such as supervisor development and CPR/First-Aid Certification. Our safety incentive program rewards employees for working safely and minimizing injuries.
As is common in our industry, we regularly have been, and will continue to be, subject to claims by employees, customers and third parties for property damage and personal injuries.
Equipment
Our fleet consists of over 5,900 pieces of motorized equipment with an average age of approximately six years (measured as of June 2009) as compared to their average useful lives of 4 to 12 years. We own the majority of our fleet and, as a result, believe we have an advantage relative to our competitors in our ability to mobilize, outfit and manage the equipment necessary to perform our construction work.

Our equipment includes standardized trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, generators, boring machines, cranes, wire pullers and tensioners. The standardization of our trucks and trailers allows us to minimize training, maintenance and parts costs. We service the majority of our fleet and are a final-stage manufacturer for several configurations of our specialty vehicles. We can build components on-site, which reduces reliance on equipment suppliers.
Our maintenance team has the capability to operate 24 hours a day, both at maintenance centers and in the field, and provides high-quality custom repair work and expedient service, in maintaining a fleet poised for mobilization. We believe this gives us a competitive advantage, with stronger local presence, lower fuel costs and more efficient equipment maintenance.
Employees
At June 30, 2009, we employed approximately 4,500 full and part-time employees, of which approximately 3,900 were revenue producing and approximately 600 were non-revenue producing. Our employees currently are not unionized, and we believe that our relationship with our employees is very good.
Risk Management and Insurance
We maintain insurance arrangements with coverage customary for companies of our type and size, including general liability, automotive and workers’ compensation. We are partially self-insured under our major policies, and our insurance does not cover all types or amounts of liabilities. Under our general liability, automotive and individual workers’ compensation arrangements, we are generally liable for up to $1.0 million per occurrence. We also maintain insurance for health insurance claims exceeding $350 thousand per person on an annual basis. We are not required to, and do not, specifically set aside funds for our self-insurance programs. At any given time, we are subject to multiple workers’ compensation and personal injury and other employee-related claims. Losses are accrued based on estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported. We maintain accruals based on known facts and historical trends.
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. As of June 30, 2009, we have approximately $91.4 million in surety bonds outstanding. We have never had to reimburse any of our sureties for expenses or outlays incurred under a performance or payment bond.
Competition
We face significant competition from subsidiaries or divisions of four national companies, approximately eight regional companies and numerous small owner-operated private companies. Our competitors vary in size, geographic scope and areas of expertise. We also face competition from in-house service organizations of our existing and prospective customers, which may employ personnel who perform some of the same types of services we provide.
We believe that the principal competitive factors in the end markets in which we operate are:
•	safety concerns of our crews, customers and the general public;
•	customer relationships and industry reputation;
•	responsiveness in emergency restoration situations;
•	adequate financial resources and bonding capacity;
•	geographic breadth and presence in customer markets; and
•	pricing of services, particularly under MSA constraints.
We believe that we have a favorable competitive position in our markets due in large part to our ability to execute with respect to each of these factors. Our safety, the strength of our energy solutions portfolio, our increased scale, our financial strength and stability, and our focus on growth contribute to our competitive advantages.
Small third-party service providers pose a smaller threat to us than national competitors because they are frequently unable to compete for larger, blanket service agreements to provide system-wide coverage. However, some of our competitors are larger, have greater resources and are able to offer a broader range of services (such as services to the telecommunications industry) or offer services in a broader geographic territory. In addition, certain of our competitors may have lower overhead cost structures and may, therefore, be able to provide services at lower rates. Furthermore, if employees leave our employment to work with our competitors, we may lose existing customers who have formed relationships with those former employees. Competitive factors may require us to take future measures, such as price reductions, that could reduce profitability. There are few significant barriers to entry into our industry and, as a result, any organization with adequate financial resources and access to qualified staff may become a competitor.

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
Available Information
Our website address is www.pike.com. You may obtain free copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our proxy statement, any amendments to such reports, and filings under Sections 13 and 16 of the Securities Exchange Act of 1934, as amended, through our website under the heading “Investor Center” or through the website of the Securities and Exchange Commission (“SEC”) (www.sec.gov). In addition, our Corporate Governance Guidelines, Code of Conduct and Ethics, and the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee are posted on our website in the Investor Center section under the heading “Corporate Governance.” We intend to disclose on our website any amendments or waivers to our Code of Ethics and Business Conduct that are required to be disclosed pursuant to Item 5.05 of Form 8-K. These reports are available on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
We derive a significant portion of our revenues from a small group of customers. The loss of or a significant decrease in services to one or more of these customers could negatively impact our business and results of operations. Our customer base is highly concentrated. Our top ten customers accounted for approximately 55.8%, 55.5% and 47.8% of our revenues for fiscal 2009, 2008 and 2007, respectively. Duke Energy was our only customer that represented greater than 10% of our revenues during that time frame, with 20.1%, 19.9%, and 15.6% for fiscal 2009, 2008 and 2007, respectively. Given the composition of the utilities, co-operatives and municipalities in our geographic market, we expect a substantial portion of our revenues will continue to be derived from a limited group of customers. We may not be able to maintain our relationships with these customers, and the loss of, or substantial reduction of our sales to, any of our major customers could materially and adversely affect our business, financial condition and results of operations.

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
Our storm restoration services are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, the levels of our financial results from period to period. Revenues derived from our storm restoration services are highly volatile and uncertain due to the unpredictable nature of weather-related events. Our annual storm restoration revenues have ranged from a low of $49.4 million to a high of $185.3 million during the five fiscal years ended June 30, 2009. During fiscal 2009, 2006 and 2005, we experienced the largest storm restoration events of our history as several significant hurricanes impacted the Gulf Coast and Florida and, in the case of fiscal 2009, significant winter storms affected the Midwest. Our storm restoration revenues for fiscal 2009, 2006 and 2005 are not indicative of the revenues that we typically generate in any period or can be expected to generate in any future period. Our historical results of operations have varied between periods due to the volatility of our storm restoration revenues. The levels of our future revenues and net income may be subject to significant variations and uncertainties from period to period due to the volatility of our storm restoration revenues. In addition, our storm restoration revenues are offset in part by declines in our core services because we staff storm restoration mobilizations in large part by diverting resources from our core services.
Inability to perform our obligations under EPC contracts may adversely affect our business. EPC contracts require us to perform a range of services for our customers, some of which we routinely subcontract to other parties. We believe that these types of contracts will become increasingly prevalent in the T&D industry. In most instances, these contracts require completion of a project by a specific date and the achievement of certain performance standards. If we subsequently fail to meet such dates or standards, we may be held responsible for costs resulting from such failure. Our inability to obtain the necessary material and equipment to meet a project schedule or the installation of defective material or equipment could have a material adverse effect on our financial condition, results of operations and cash flows.
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

Fuel costs could materially and adversely affect our operating results. Fuel costs constitute a portion of our operating expense and have been very volatile over the last two years. Fuel prices and supplies are influenced by a variety of international, political and economic circumstances. In addition, weather and other unpredictable events may significantly affect fuel prices and supplies. These or other factors could result in higher fuel prices which, in turn, would increase our costs of doing business and lower our gross profit. Fuel and oil expenses have ranged from 5.0% to 6.2% of fiscal year revenues over the last three fiscal years.
A portion of our business depends on our ability to provide surety bonds or letters of credit and we may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds or letters of credit. Our contracts may require that we provide to our customers security for the performance of their projects. This security may be in the form of a “performance bond” (a bond whereby a commercial surety provides for the benefit of the customer a bond insuring completion of the project) or a letter of credit. Further, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds.
Current or future market conditions, including losses incurred in the construction industry and the decrease in lending activity, may have a negative effect on surety providers. These market conditions, as well as changes in our surety’s assessment of our operating and financial risk, could also cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in our availability of bonding capacity, we may be unable to compete for or work on certain projects and such interruption or reduction could have a material adverse effect on our financial condition, results of operations and cash flows. If we are able to obtain letters of credit, we may be unable to provide the requested terms or amounts of our customers based upon the terms of our credit facility.
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
To be successful, we need to attract and retain qualified personnel, and any inability to do so would adversely affect our business. Our ability to provide high-quality services on a timely basis requires an adequate supply of engineers, skilled linemen and project managers. Accordingly, our ability to increase our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently. Our labor expenses may also increase as a result of a shortage in the supply of skilled personnel, or we may have to curtail our planned internal growth as a result of labor shortages. We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions. If we are unable to hire and retain qualified personnel in the future, there could be a material adverse effect on our business, financial condition and results of operations.
In addition, our employees might leave our company and become our competitors. If this happens, we may lose some of our existing clients that have formed relationships with these former employees. In addition, we may lose future clients to a former employee as a competitor. In either event, there could be a material adverse effect on our business, financial condition and results of operations.

We require subcontractors to assist us in providing certain services and we may be unable to retain the necessary subcontractors to complete certain projects. We use subcontractors to perform portions of our contracts and to manage workflow, particularly for design, engineering, procurement and some foundation work. Although we are not dependent upon any single subcontractor, general market conditions may limit the availability of subcontractors on which we rely to perform portions of our contracts and this could have a material adverse effect on our financial condition, results of operations and cash flows.
We are dependent on our senior management and other key personnel, the loss of which could have a material adverse effect on our business. Our operations, including our customer relationships, are dependent on the continued efforts of our senior management and other key personnel including, in particular, our chief executive officer, J. Eric Pike. Although we have entered into employment agreements with our chief executive officer and certain other key employees, we cannot be certain that any individual will continue in such capacity for any particular period of time. We do not maintain key person life insurance policies on any of our employees. The loss of any member of our senior management or other key personnel, or the inability to hire and retain qualified management and other key personnel, could have a material adverse effect on our business, financial condition and results of operations.
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
A continued slowdown in the housing market could negatively affect our revenues from distribution work. Because a portion of our distribution revenue is related to new home construction, we may face continued reductions in our distribution business if there is no recovery or an extended, sluggish recovery in residential housing starts. Historically, during such situations, we have generally seen customers shift spending to other projects, such as upgrades to the power networks and projects related to new apartment buildings. However, depending on the duration of the downturn, we could be unable to fully replace lost revenues, which could cause a material adverse effect on our business, financial condition and results of operations.
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
Federal and state legislative and regulatory developments that we believe should encourage electric power transmission infrastructure spending may fail to result in increased demand for our services. In recent years, federal and state legislation has been passed and resulting regulations have been adopted that could significantly increase spending on electric power transmission infrastructure, including the Energy Act of 2005 and the American Recovery and Reinvestment Act of 2009 (“ARRA”). However, much fiscal, regulatory and other uncertainty remains as to the impact this legislation and regulation will ultimately have on the demand for our services. For instance, regulations implementing provisions of the Energy Act of 2005 that may affect demand for our services remain, in some cases, subject to review in various federal courts. In one such case, decided in February 2009, a federal court of appeals vacated FERC’s interpretation of the scope of its backstop transmission line siting authority for electric power transmission projects. Accordingly, the effect of these regulations, once finally implemented, is uncertain and may not result in increased spending on the electric power transmission infrastructure. Continued uncertainty regarding the implementation of the Energy Act of 2005 and ARRA may result in slower growth in demand for our services.

Renewable energy initiatives, including ARRA, may not lead to increased demand for our services. In addition, we cannot predict when programs under ARRA will be implemented or the timing and scope of any investments to be made under these programs, particularly in light of capital constraints on potential developers of these projects. Investments for renewable energy and electric power infrastructure under ARRA may not occur, may be less than anticipated or may be delayed, may be concentrated in locations where we do not have significant capabilities, and any resulting contracts may not be awarded to us, any of which could negatively impact demand for our services.
We may be unsuccessful at acquiring companies or at integrating companies that we acquire, and as a result, we may not achieve the expected benefits and our profitability could materially suffer. One of our growth strategies is to consider acquisitions of additional companies that will allow us to continue to expand our energy solutions platform and geographic footprint, when attractive opportunities arise. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. We may not be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks, including failure of the acquired business to achieve expected results, diversion of management’s attention, failure to retain key personnel of the acquired business and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to obtain the necessary acquisition financing or we may have to increase our indebtedness in order to finance an acquisition. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could adversely affect the market price of our stock. Our future business, financial condition and results of operations could suffer if we fail to implement successfully our acquisition strategy.
We have incurred indebtedness under a senior credit facility, which may restrict our business and operations, and restrict our future access to sufficient funding to finance desired growth. As of June 30, 2009, we had outstanding indebtedness of approximately $140.5 million and had availability of $66.4 million under the $90.0 million revolving portion of our senior credit facility (after giving effect to the outstanding standby letters of credit of $23.6 million). Including the impact of active interest rate swaps, a hypothetical change in the interest rate of 50 basis points on our indebtedness as of June 30, 2009 would change annual cash interest expense by approximately $0.5 million.
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

We may incur liabilities or suffer negative financial impact relating to occupational health and safety matters. Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Our business is subject to numerous safety risks, including electrocutions, fires, natural gas explosions, mechanical failures, weather-related incidents, transportation accidents and damage to equipment on which we work. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. Although we have taken what we believe are appropriate precautions, we have suffered serious injuries and fatalities in the past and may suffer additional serious injuries and fatalities in the future. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities. In addition, we have in the past and we may in the future be subject to criminal penalties relating to occupational health and safety violations, which have resulted in and could in the future result in substantial costs and liabilities.
Our customers seek to minimize safety risks on their sites and they frequently review the safety records of outside contractors during the bidding process. If our safety record were to substantially deteriorate over time, we might become ineligible to bid on certain work and our customers could cancel our contracts and not award us future business.
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
We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $147.0 million at June 30, 2009. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements. Future impairments, if any, will be recognized as operating expenses.
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
As of June 30, 2009, there were 33,461,970 shares of our common stock outstanding. Of this amount, 18,027,162 shares of common stock are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.
Additionally, we have filed a “shelf” registration statement with the SEC pursuant to which Lindsay Goldberg and its affiliates may sell up to 8,000,000 shares, or approximately 25%, of our common stock at any time in one or more offerings. The registration statement was declared effective by the SEC on September 20, 2006. The offer or sale of all or a portion of such shares may have an adverse effect on the market price of our common stock. We are required to pay the expenses associated with such offerings.
The concentration of our capital stock will limit other stockholders ability to influence corporate matters. Lindsay Goldberg and its affiliates (“LG”) own approximately 40% of the total voting power of our outstanding shares of common stock. In addition, J. Eric Pike, our Chairman and CEO, has the ability to control approximately 6% of the total voting power of our outstanding shares of common stock. LG and Mr. Pike also are parties to an agreement whereby LG has agreed to vote its shares in favor of Mr. Pike being a director of the Company subject to certain conditions. As a result, LG and Mr. Pike, have the ability to exert substantial influence or actual control over the Company’s management and affairs and over most matters requiring action by the Company’s stockholders. The interests of LG or Mr. Pike, or their respective affiliates, may not coincide with the interests of the other holders of our common stock. This concentration of ownership also may have the effect of delaying or preventing a change in control otherwise favored by our other stockholders and could depress the stock price.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters and primary fleet facility are located in Mount Airy, North Carolina. As of June 30, 2009, we owned 13 facilities and leased 33 properties throughout our service territory. Most of our properties are used as offices or for fleet operations. We have pledged our owned properties as collateral under our credit facility. We continuously review our property needs and, as a result, may consolidate or eliminate certain facilities in the future. However, no specific future eliminations or consolidations have been identified. We believe that our facilities are adequate for our current operations.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of our fiscal year ended June 30, 2009.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on the New York Stock Exchange (“NYSE”) on July 27, 2005 at the time of our IPO and can now be found under the symbol “PIKE.” The table below presents the high and low sales prices per share of our common stock as reported on the NYSE for the periods indicated:

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

First Quarter	$19.21	$13.68	$24.39	$17.59
Second Quarter	14.72	6.73	21.16	13.99
Third Quarter	12.78	7.28	17.00	12.75
Fourth Quarter	12.29	8.90	17.91	12.99
As of August 28, 2009, there were 70 stockholders of record of our common stock.
Dividend Policy
We have not declared or paid any cash dividends on our common stock since our IPO. We currently intend to continue to retain any future earnings to finance the growth, development and expansion of our business. Accordingly, we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including the limits imposed by our credit facility. These factors include our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, any contractual restrictions, the income tax laws then in effect and the requirements of Delaware law.
Recent Sales of Unregistered Securities
None.
Performance Graph
The following Performance Graph and related information shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the percentage change in cumulative total stockholder return on our common stock since July 27, 2005, the date when our common stock was first publicly traded, with the cumulative total return over the same period of the companies included in the Standard & Poor’s 500 Index (“S&P 500”), the Russell 2000 Index (“Russell 2000”) and a peer group selected by our management that includes four public companies within our industry. The peer group is comprised of Dycom Industries, Inc., MasTec, Inc. and Quanta Services, Inc.

The comparison assumes that the value of an investment in our common stock, the S&P 500, the Russell 2000 and the peer group was $100 on July 27, 2005 and that all dividends were reinvested. We have not paid dividends on our common stock. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

	7/27/05	12/05	6/06	12/06	6/07	12/07	6/08	12/08	6/09

Pike Electric Corporation	100.00	115.86	137.57	116.64	159.86	119.71	118.64	87.86	86.07
S&P 500	100.00	105.77	108.63	122.48	131.00	129.21	113.81	81.40	83.98
Russell 2000	100.00	105.88	114.58	125.33	133.41	123.36	111.80	81.68	83.84
Peer Group	100.00	110.63	132.95	138.64	206.93	170.73	190.77	122.65	141.53

ITEM 6. SELECTED FINANCIAL DATA
The tables on the following pages set forth selected consolidated financial data of Pike Electric Corporation for each of the years in the five-year period ended June 30, 2009. The selected consolidated financial data as of June 30, 2009, 2008, 2007, 2006 and 2005 and for each of the five years in the period ended June 30, 2009, was derived from the audited consolidated financial statements of Pike Electric Corporation.
The consolidated financial data should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data” included elsewhere herein.

	Years Ended June 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)

Statement of Operations Data:
Revenues	$613,476	$552,029	$596,837	$727,470	$679,197
Cost of operations (1)	503,203	460,325	499,422	599,247	585,354

Gross profit	110,273	91,704	97,415	128,223	93,843
General and administrative expenses (2)	50,248	41,724	46,486	45,228	47,867
Loss on sale and impairment of property and equipment	2,116	3,043	1,052	2,250	585

Income from operations	57,909	46,937	49,877	80,745	45,391
Other expense (income):
Interest expense (3)	9,258	13,919	19,799	24,272	40,217
Other, net	(1,552)	(214)	(236)	(220)	(109)

Total other expense	7,706	13,705	19,563	24,052	40,108
Income before income taxes	50,203	33,232	30,314	56,693	5,283
Income tax expense	18,634	12,983	11,957	22,324	8,469

Net income (loss)	$31,569	$20,249	$18,357	$34,369	$(3,186)

Earnings (loss) per share:
Basic	$0.96	$0.62	$0.57	$1.11	$(0.11)

Diluted	$0.94	$0.60	$0.55	$1.07	$(0.11)

Shares used in computing earnings (loss) per share:
Basic	33,023	32,810	32,416	31,023	27,709

Diluted	33,741	33,666	33,366	32,252	27,709

	As of June 30,
	2009	2008	2007	2006	2005
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$43,820	$11,357	$1,467	$3,391	$3,106
Working capital	98,379	71,413	64,078	78,995	69,421
Property and equipment, net	222,539	229,119	267,740	284,452	281,842
Total assets	548,969	510,660	545,497	589,966	592,455
Total current liabilities	77,554	71,420	69,906	73,884	82,307
Total long-term liabilities	214,450	218,288	279,530	345,350	509,665
Mandatorily redeemable preferred stock	—	—	—	—	—
Total stockholders’ equity (4)	256,965	220,952	196,061	170,732	483

(1)	Cost of operations for fiscal 2005 includes $21.1 million in deferred compensation charges related to our acquisition of Red Simpson in July 2004.

(2)	General and administrative expenses for fiscal 2009, 2008, 2007 and 2006 include stock compensation expense of approximately $3.4 million, $2.7 million, $1.9 million and $2.3 million, respectively. General and administrative expenses for fiscal 2005 include: (a) $4.2 million of compensation expense for common stock options repurchased from our management in connection with our December 2004 recapitalization, (b) a $4.0 million charge for the termination of our management agreement with Lindsay Goldberg, and (c) $2.6 million related to the purchase by members of Red Simpson’s management of restricted shares of common stock in connection with the acquisition of Red Simpson, due to the acceleration of deferred compensation benefits and the subsequent repurchase of a portion of that restricted stock in the December 2004 recapitalization.

(3)	Interest expense primarily includes interest expense related to outstanding debt. Other interest expenses include (a) a $14.0 million charge in fiscal 2005 for the redemption of preferred stock and (b) the write-off of unamortized deferred loan costs of $0.8 million, $1.1 million, $3.2 million and $6.7 million for fiscal 2008, 2007, 2006 and 2005, respectively, resulting from the prepayment of debt. There were no prepayments of debt during fiscal 2009.

(4)	Total stockholders’ equity was affected in fiscal 2006 by our IPO, completed on August 1, 2005, of ten million shares of common stock, in which we received approximately $122.0 million in net proceeds. Total stockholders’ equity was affected in fiscal 2005 by our sale of common stock on July 1, 2004 for $71.0 million in connection with our acquisition of Red Simpson, which was offset by our recapitalization in December 2004, pursuant to which we acquired shares of our common stock for a total purchase price of $123.3 million.

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
Overview
Pike Electric is one of the largest providers of energy solutions for investor-owned, municipal and co-operative utilities in the United States. Our comprehensive services include siting, permitting, engineering design, installation, maintenance and repair of power delivery systems, including renewable energy projects. We operate in one reportable segment. We do not have operations or assets outside the United States.
Services
We completed two acquisitions during fiscal 2009 that extended our footprint and energy solutions portfolio, each of which was funded from cash generated from existing operations.
•	On September 1, 2008, we acquired substantially all of the assets of Shaw Energy Delivery Services, Inc., formerly an affiliate of The Shaw Group, for approximately $22.6 million in cash plus the assumption of certain liabilities. This acquisition enables Pike to expand its operations into engineering, design, procurement and construction management services and expand its geographic presence through engineering offices in Charlotte, NC, Austin, TX, San Ramon, CA, Portland, OR and Pittsburgh, PA. In addition, the acquisition added a talented workforce and equipment for transmission projects up to 345 kilovolt (“kV”), substation construction capabilities and an operational team focused on renewable energy projects.
•	On June 30, 2009, we acquired substantially all of the assets of Facilities Planning & Siting, PLLC, a transaction that added the combined talents of civil engineers, GIS analysts, landscape architects and environmental experts. This acquisition enables Pike to provide siting and planning capabilities at the conceptual stage of its customer’s projects, and consequently provides Pike with the ability to fully integrate environmental, engineering, real estate, economic, regulatory and community expertise into planning, siting and routing projects.
Historically, we were a specialty contractor for utilities focused on distribution powerline maintenance and construction. We have repositioned Pike to be an energy solutions company focused on providing a diverse service offering to our customers for their outsourcing needs. We continue to develop our diverse service offerings and remain focused on distribution services which still provide the majority of our revenues.
Our service offering now includes the following:

Service	Description

Planning & Siting	Our planning and siting process leverages technology and the collection of environmental, cultural, land use and scientific data to facilitate successful right-of-way negotiations and permitting for powerlines, substations, pipelines and renewable energy installations.

Engineering & Design	We provide design, engineering, procurement and construction (“EPC”), owner engineer, project management, multi-entity coordination, grid integration, balance-of-plant and Thermal Rate solutions for individual or turnkey powerline, substation and renewable energy projects.

Service	Description

Construction	We provide overhead and underground powerline construction, upgrade and extension services (predominately single-pole and H-frame wood, concrete or steel poles) for distribution networks and transmission lines with voltages up to 345kV, energized maintenance work for voltages up to 500kV and substation construction and service.

Overhead services consist of construction, repair and maintenance of wire and components in energized overhead electric distribution and transmission systems.

Underground services range from simple residential installations, directional boring, duct bank and manhole installation, to the construction of complete underground distribution facilities.

Substation services include construction or new substations, existing substation upgrades, relay testing, commissioning, emergency outage response and Smart Grid component installation.

Renewables	We provide a total energy solution platform, including preliminary studies, planning, siting and permitting, engineering and design, construction, procurement and grid interconnection.

Storm Restoration Services	Storm restoration involves the repair or reconstruction of any part of a distribution or sub-500 kV transmission network, including substations, power lines, utility poles or other components, damaged during snow, ice or wind storms, flash floods, hurricanes, tornadoes or other natural disasters. We are a recognized leader in storm restoration, due to our ability to rapidly mobilize thousands of existing employees and equipment within 24 hours, while maintaining a functional force for unaffected customers.
Although storm restoration services can generate significant revenues, their unpredictability is demonstrated by comparing our revenues from those services in the last five fiscal years which have ranged from 8.9% to 25.5% of total revenues. During periods with significant storm restoration work, we generally see man-hours diverted from core work, which decreases core services revenues. The table below sets forth our revenues by category of service for the periods indicated:

		Percentage	Storm	Percentage
Fiscal	Core	of Total	Restoration	of Total	Total
Year	Services	Revenues	Services	Revenues	Revenues
	(In millions)		(In millions)		(In millions)

2005	530.0	78.0%	149.2	22.0%	679.2
2006	542.2	74.5%	185.3	25.5%	727.5
2007	543.6	91.1%	53.2	8.9%	596.8
2008	502.6	91.1%	49.4	8.9%	552.0
2009	460.6	75.1%	152.9	24.9%	613.5
Seasonality; Fluctuations of Results
Our services are performed outdoors and, as a result, our results of operations can be subject to seasonal variations due to weather conditions. These seasonal variations affect both our core powerline and storm restoration services. Extended periods of rain affect the deployment of our core powerline crews, particularly with respect to underground work. During the winter months, demand for core powerline work is generally lower due to inclement weather. In addition, demand for core powerline work generally increases during the spring months due to improved weather conditions and is typically the highest during the summer due to better weather conditions. Due to the unpredictable nature of storms, the level of our storm restoration revenues fluctuates from period to period.
Inflation
Due to relatively low levels of inflation experienced in recent years, inflation has not had a significant effect on our results. However, we have experienced fuel cost volatility during the last three fiscal years.
Basis of Reporting
Revenues. We derive our revenues from one reportable segment through two service categories — core services and storm restoration services. Our core services include siting, permitting, engineering design, installation, maintenance and repair of power delivery systems, including renewable energy projects. Our storm restoration services involve the rapid deployment of our highly-trained crews and related equipment to restore power on transmission and distribution systems during crisis situations, such as hurricanes or ice or wind storms.

More than 90% of our services, including the majority of our core services and a majority of our storm restoration services, are provided under MSAs, which are based on a price per hour worked or a price per unit of service. Less than 10% of our annual revenues are from fixed-price agreements. The mix of hourly and per unit revenues changes during periods of high storm restoration services, as these services are all billed on an hourly basis. We determine our revenue generated on an hourly basis based on actual labor and equipment time completed and on materials billed to our customers. Revenue based on hours worked is recognized as hours are completed. We recognize revenue on unit-based services as the units are completed.
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
Interest Expense. In addition to cash interest expense, interest expense includes amortization of deferred loan costs, deferred compensation accretion and the write-off of unamortized deferred loan costs resulting from prepayments of debt.
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
Revenues for longer duration fixed price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Contract costs include all direct material, labor and subcontract costs, as well as indirect costs related to contract performance, such as indirect labor, tools, repairs and depreciation. The cost estimation process is based on the professional knowledge and experience of our engineers, project managers and financial professionals. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.
The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.
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
We review our long-lived assets for impairment when events or changes in business conditions indicate the carrying value of the assets may not be recoverable, as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment of assets classified as “held and used” exists if the sum of the undiscounted estimated future cash flows expected is less than the carrying value of the assets. If this measurement indicates a possible impairment, we compare the estimated fair value of the asset to the net book value to measure the impairment charge, if any. If the criteria for classifying an asset as “held for sale” have been met, we record the asset at the lower of carrying value or fair value, less estimated selling costs. We continually evaluate the depreciable lives and salvage values of our equipment.
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
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units on the first day of our fourth fiscal quarter. For purposes of our fiscal 2009 analysis, we had two reporting units — construction and engineering. In evaluating reporting units, we first consider our operating segments and related components in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We allocate goodwill to the reporting units that are expected to benefit from the synergies of the business combinations generating the goodwill. We apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair values of the reporting units to their carrying amounts, including goodwill. If the carrying amount of any reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in our income from operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable. We have no intangibles with indefinite lives other than goodwill.
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
We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $147.0 million at June 30, 2009. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base or material negative changes in our relationships with material customers.
Insurance and Claims Accruals. In the ordinary course of our business, we are subject to individual workers’ compensation, vehicle, general liability and health insurance claims for which we are partially self-insured. We maintain commercial insurance for individual workers’ compensation and vehicle and general liability claims exceeding $1.0 million. We also maintain commercial insurance for health insurance claims exceeding $350 thousand per person on an annual basis. We determine the amount of our loss reserves and loss adjustment expenses for self-insured claims based on analyses prepared quarterly that use both company-specific and industry data, as well as general economic information. Our estimates for insurance loss exposures require us to monitor and evaluate our insurance claims throughout their life cycles. Using this data and our assumptions about the emerging trends, we estimate the size of ultimate claims. Our most significant assumptions in forming our estimates include the trend in loss costs; the expected consistency with prior year claims of the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. We also monitor the reasonableness of the judgments made in the prior year’s estimates and adjust current year assumptions based on that analysis.

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
Stock-Based Compensation. In accordance with SFAS No. 123 (revised 2004), Share-Based Payment, we recognize the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). We measure the cost of employee services received in exchange for an award based on the grant-date fair value of the award.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. We have limited trading history beginning July 27, 2005; as such our expected volatility is based on the average long-term historical volatilities of peer companies. Also, due to our limited trading history, we are using the “simplified method” to calculate expected holding periods as allowed under the provisions of the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”), which represents the period of time that options granted are expected to be outstanding. Forfeitures are estimated at 5% based on certain historical data.
Results of Operations
The following table sets forth selected statement of income data as percentages of revenues for the periods indicated (dollars in millions):

	Years Ended June 30,
	2009		2008		2007
Revenues:
Core powerline services	$460.6	75.1%	$502.6	91.1%	$543.6	91.1%
Storm restoration services	152.9	24.9%	49.4	8.9%	53.2	8.9%

Total revenues	$613.5	100.0%	$552.0	100.0%	$596.8	100.0%
Cost of operations	503.2	82.0%	460.3	83.4%	499.4	83.7%

Gross profit	110.3	18.0%	91.7	16.6%	97.4	16.3%
General and administrative expenses	50.3	8.2%	41.7	7.6%	46.5	7.8%
Loss on sale and impairment of property and equipment	2.1	0.4%	3.1	0.5%	1.0	0.2%

Income from operations	57.9	9.4%	46.9	8.5%	49.9	8.4%
Interest expense and other	7.7	1.2%	13.7	2.5%	19.6	3.3%

Income before income tax	50.2	8.2%	33.2	6.0%	30.3	5.1%
Income tax expense	18.6	3.1%	13.0	2.3%	11.9	2.0%

Net income	$31.6	5.1%	$20.2	3.7%	$18.4	3.1%

Year Ended June 30, 2009 Compared to Year Ended June 30, 2008
Revenues. Revenues increased 11.1%, or $61.5 million, to $613.5 million for the fiscal year ended June 30, 2009 from $552.0 million for the fiscal year ended June 30, 2008. The increase was attributable to a $103.5 million increase in storm restoration revenues, partially offset by a $42.0 million decrease in core revenues.
For fiscal 2009, primarily due to damages caused by Hurricanes Gustav and Ike and significant ice storms in the Midwest, storm restoration revenues totaled $152.9 million. This compares to $49.4 million in storm restoration revenues for fiscal 2008. Our storm restoration revenues are highly volatile and unpredictable.
The September 1, 2008 acquisition of Shaw Energy Delivery Services, Inc. (“EDS”) added $80.7 million in core revenues for fiscal 2009, which, among other things, helped to increase our revenues from transmission services by $14.4 million, or 37.3%, compared to the prior year. Even with these increases, our core revenues decreased 8.4% to $460.6 million for the fiscal year ended June 30, 2009 from $502.6 million for the fiscal year ended June 30, 2008. The large amount of storm restoration work during fiscal 2009 diverted significant man-hours from core work. We also experienced a reduction in distribution service revenues as customers reduced their distribution spending across our operating territory.

The majority of our distribution services are provided to investor-owned, municipal and co-operative utilities under master service agreements (“MSAs”). Services provided under these MSAs include both overhead and underground powerline distribution services. Our MSAs do not guarantee a minimum volume of work. The MSAs provide a framework for pricing for our core and storm restoration services and provide an outline of the service territory in which we will work or the percentage of overall outsourced distribution work we will provide for the customer. Our MSAs also provide a platform for multi-year relationships with our customers. We can easily ramp up staffing for a customer without exhaustive contract negotiations and the MSAs also allow our customers to reduce staffing needs.
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
Gross Profit. Gross profit increased 20.3% to $110.3 million for the fiscal year ended June 30, 2009 from $91.7 million for the fiscal year ended June 30, 2008. Gross profit as a percentage of revenues increased to 18.0% for fiscal 2009 from 16.6% for fiscal 2008. Our gross profit was impacted positively by the following:
•	A higher mix of storm revenue. Our storm restoration services typically generate a higher profit margin than core services. During a storm response, our storm-assigned crews and equipment are fully utilized. In addition, the overtime typically worked on storm events lowers the ratio of fixed costs to revenue. Storm gross profit margins can vary greatly depending on the geographic area, customer and amount of overtime worked.
•	Lower fuel expense as a percentage of revenue. Fuel expense decreased to 5.0% of total revenues for fiscal 2009 compared to 6.2% for fiscal 2008 as fuel costs have moderated significantly since the record highs reached during the spring and summer of 2008.
The following items negatively impacted our gross profits:
•	Lower gross profit margin on our material procurement services. Material procurement services generate lower gross profit margins compared to other core services. Our engineering and substation services recognized approximately $18.9 million in material procurement revenues for fiscal 2009.
•	Higher fixed equipment costs as a percentage of revenue due to decreased utilization. We own much of our equipment, and both underground and overhead distribution equipment utilization decreased as a result of a reduction in overall utility distribution maintenance projects in our territory. This impact was compounded by the excess leased and special rental equipment which we assumed in the EDS transaction.
General and Administrative Expenses. General and administrative expenses increased 20.4% to $50.2 million for the fiscal year ended June 30, 2009 from $41.7 million for the fiscal year ended June 30, 2008. Approximately $3.0 million of the increase is related to additional administrative expenses associated with the EDS business. The following also contributed to the increase in general and administrative expenses: a $1.8 million increase in wages and benefits, a $1.0 million increase in depreciation expense related to recent software and office equipment additions and a $0.5 million increase in stock-based compensation expense. As a percentage of revenues, general and administrative expenses increased to 8.1% from 7.6%.
Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment decreased 30.5% to $2.1 million for the fiscal year ended June 30, 2009 compared to $3.0 million for the fiscal year ended June 30, 2008. The level of losses is affected by several factors, including the timing of the continued replenishment of aging, damaged or excess fleet equipment, and conditions in the market for used equipment. We continually evaluate the depreciable lives and salvage values of our equipment.

Interest Expense. Interest expense decreased 33.5% to $9.3 million for the fiscal year ended June 30, 2009 from $13.9 million for the fiscal year ended June 30, 2008. This decrease was primarily due to lower debt service costs related to a reduction in average debt balances and lower interest rates, partially offset by higher interest rate swap settlement costs as a result of the lower interest rates. Our interest rate swaps will expire in December 2009 (See Note 7 of Notes to Consolidated Financial Statements).
Other, Net. Other, net totaled $1.6 million of income for fiscal 2009 compared to $0.2 million of income for fiscal 2008. The fiscal 2009 amount includes $1.2 million related to the settlement of a non-competition lawsuit.
Income Tax Expense. We recorded income tax expense of $18.6 million for an effective tax rate of 37.1% for the fiscal year ended June 30, 2009 compared to income tax expense of $13.0 million for an effective tax rate of 39.1% for the fiscal year ended June 30, 2008. The lower effective rate for fiscal 2009 is primarily due to a larger domestic production activities deduction and lower state income taxes.
Net Income. As a result of the factors discussed above, net income increased to $31.6 million for the fiscal year ended June 30, 2009 from $20.2 million for the fiscal year ended June 30, 2008.
Year Ended June 30, 2008 Compared to Year Ended June 30, 2007
Revenues. Revenues decreased 7.5%, or $44.8 million, to $552.0 million for the fiscal year ended June 30, 2008 from $596.8 million for the fiscal year ended June 30, 2007. The decrease was due to a $41.0 million decrease in core powerline revenues and a $3.8 million decrease in storm restoration revenues.
Our core service revenues decreased 7.5% to $502.6 million for fiscal 2008 from $543.6 million for fiscal 2007, primarily due to the termination of certain services during our 2007 fiscal year that did not meet strategic goals, including right-of-way maintenance, and the exit of certain accounts that did not meet long-term profitability goals. These exited accounts represented approximately $23.0 million of revenue for the 2007 fiscal year.
Our storm restoration revenues decreased 7.3% to $49.4 million for fiscal 2008 from $53.2 million for fiscal 2007. Our storm restoration revenues are highly volatile and unpredictable.
Gross Profit. Gross profit decreased 5.9% to $91.7 million for fiscal 2008 from $97.4 million for fiscal 2007. Gross profit as a percentage of revenues increased to 16.6% from 16.3% during fiscal 2008 primarily due to positive impacts related to customer pricing increases, operational efficiency improvements and the successful elimination of certain lower-margin accounts and services during fiscal 2007, and lower fleet repair parts expenses, partially offset by higher fuel prices, an increase in group insurance costs and costs related to the initial rollout of fire retardant clothing.
General and Administrative Expenses. General and administrative expenses decreased 10.2% to $41.7 million for fiscal 2008 from $46.5 million for fiscal 2007. This decrease is primarily due to a $4.6 million decrease in legal fees. As a percentage of revenues, general and administrative expenses decreased to 7.6% from 7.8%.
Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment was $3.0 million for fiscal 2008 compared to $1.0 million for fiscal 2007. The level of losses is affected by several factors, including the timing of the continued replenishment of aging, damaged or excess fleet equipment and conditions in the market for used equipment. Most of the losses for fiscal 2008 related to certain equipment that we decided to permanently idle in the second fiscal quarter of the year, and for which we initially recorded a $1.9 million impairment charge. We subsequently realized $0.6 million in additional losses when the equipment was sold.
Interest Expense and Other, Net. Interest expense and other, net decreased 29.9% to $13.7 million for fiscal 2008 from $19.6 million for fiscal 2007. This decrease was primarily due to a reduction in average debt levels and lower interest rates.
Income Tax Expense. We recorded income tax expense of $13.0 million for an effective tax rate of 39.1% for the fiscal year ended June 30, 2008 compared to income tax expense of $11.9 million for an effective tax rate of 39.4% for the fiscal year ended June 30, 2007.
Net Income. As a result of the factors discussed above, net income increased to $20.2 million for fiscal 2008 from $18.4 million for fiscal 2007.

Liquidity and Capital Resources
Our primary cash needs have been for capital expenditures, working capital, payments under our credit facility and, in fiscal 2009, acquisitions. Our primary source of cash for fiscal 2009 was cash provided by operations. Our primary sources of cash for fiscal 2008 were cash provided by operations and to a lesser extent, proceeds from the sale of property and equipment. Our primary source of cash for fiscal 2007 was cash provided by operations.
We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on the electric infrastructure and the corresponding spending by our customers on electric service and repairs. The increased service activity during storm restoration events temporarily causes an excess of customer billings over customer collections, leading to increased accounts receivable during those periods. In the past, we have utilized borrowings under the revolving portion of our credit facility to satisfy normal cash needs during these periods.
As of June 30, 2009, our cash and cash equivalents totaled $43.8 million and we had $66.4 million available under the $90.0 million revolving portion of our credit facility (after giving effect to the outstanding standby letters of credit of $23.6 million).
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
We believe that our cash flow from operations, available cash and cash equivalents, and borrowings available under our credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future. However, our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control.
Changes in Cash Flows: 2009 Compared to 2008

	Year Ended June 30,
	2009	2008
	(in millions)
Net cash provided by operating activities	$77.3	$55.8
Net cash (used in) provided by investing activities	$(45.9)	$2.6
Net cash provided by (used in) financing activities	$1.0	$(48.5)
Net cash provided by operating activities increased $21.5 million to $77.3 million for fiscal 2009 from $55.8 million for fiscal 2008. The increase in cash flows from operating activities was primarily due to an increase in storm restoration services. For the years ended June 30, 2009 and 2008, our combined revenue days outstanding in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts increased to 71 days from 68 days.
Net cash used in investing activities was $45.9 million for fiscal 2009 compared to net cash provided by investing activities of $2.6 million for fiscal 2008. The change in cash provided by investing activities was primarily due to the purchase of EDS during fiscal 2009 and, to a lesser extent, an increase in purchases of transmission equipment, some of which had been on short-term rental and leasing arrangements assumed in connection with the acquisition of EDS, and software. We determined that it was economically advantageous to purchase the transmission equipment because of the high utilization rates. The software additions were primarily for the implementation of a human resource and payroll system and progress toward implementation of a job cost reporting and billing system. Our access to capital for growth and significant acquisitions will be impacted by the credit market crisis and volatility in the equity markets.
Net cash provided by financing activities was $1.0 million for fiscal 2009 compared to net cash used in financing activities of $48.5 million for fiscal 2008. Net cash used in financing activities for fiscal 2008 primarily reflected net payments under our credit facility.
Changes in Cash Flows: 2008 Compared to 2007

	Year Ended June 30,
	2008	2007
	(in millions)
Net cash provided by operating activities	$55.8	$78.4
Net cash provided by (used in) investing activities	$2.6	$(22.6)
Net cash used in financing activities	$(48.5)	$(57.8)

Net cash provided by operating activities decreased $22.7 million to $55.8 million for fiscal 2008 from $78.5 million for fiscal 2007. The decrease in cash flows from operating activities was primarily due to the significant decrease in accounts receivable and work completed not billed during fiscal 2007. For the years ended June 30, 2008 and 2007, our combined revenue days outstanding in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts increased to 68 days from 66 days, respectively.
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
Capital Expenditures
We routinely invest in vehicles, equipment and technology. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. Capital expenditures were $27.3 million, $8.6 million and $32.1 million for fiscal 2009, 2008 and 2007, respectively. Capital expenditures for all periods consisted primarily of purchases of vehicles and equipment used to service our customers. As of June 30, 2009, we had no material outstanding commitments for capital expenditures. We expect capital expenditures to range from $20 million to $30 million for the year ending June 30, 2010, which could vary depending on the addition of new customers or increased work on existing customer relationships. We intend to fund those expenditures primarily from operating cash flow and available cash and cash equivalents.
Credit Facility
As of June 30, 2009, we had $140.5 million of term loan indebtedness outstanding under our credit facility and our borrowing availability under the revolving portion of our credit facility was $66.4 million (after giving effect to $23.6 million of outstanding standby letters of credit). The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.
Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and other restricted payments. Under the credit agreement, we are permitted to incur maximum capital expenditures of $70.0 million in fiscal 2010 and in any fiscal year thereafter, subject to a one year carry-forward of 50% of the unused amount from the previous fiscal year. In addition, our credit agreement includes a requirement that we maintain: (i) a leverage ratio (as defined in the senior credit facility; measured on a trailing four-quarter basis) of no more than 3.25 to 1.0 as of the last day of each fiscal quarter and declining ratios on an annual basis thereafter, down to 2.25 on June 30, 2012, and (ii) a cash interest coverage ratio (as defined in the senior credit facility; measured on a trailing four-quarter basis) of at least 3.5 to 1.0 as of the last day of each fiscal quarter. As of June 30, 2009, we were in compliance with all of our debt covenants, included those noted above, with a leverage ratio of 1.41 to 1.00 and a cash interest coverage ratio of 12.89 to 1.00.
We repaid $51.0 million of term loans outstanding under our credit facility during fiscal 2008 with cash provided by operations and, to a lesser extent, proceeds from the sale of property and equipment.
On July 29, 2009, we entered into a restated credit agreement that replaces our current credit facility. The restated credit agreement: (i) extends the maturity of the revolving facility from July 1, 2010 to July 1, 2012; (ii) increases availability under the revolving facility from $90.0 million to $115.0 million; (iii) increases the interest rate on the revolving facility by 2.0%; iv) increases the aggregate dollar limits on our ability to invest in joint ventures, transfer assets to foreign subsidiaries, make earn-out payments, use unsecured debt, lease equipment, repurchase debt, pay dividends and repurchase equity; and (v) increases the letter of credit limit from $50.0 million to $90.0 million, with the addition of an additional $25.0 million cash collateralized letter of credit facility at our option. The financial covenants in the credit facility remained unchanged in the restated credit agreement.

Contractual Obligations and Other Commitments
As of June 30, 2009, our contractual obligations and other commitments were as follows:

	Payment Obligations by Fiscal Year Ended June 30,
	Total	2010	2011	2012	2013	2014	Thereafter
	(in millions)
Long-term debt obligations (1)	$140.5	$—	$—	$—	$140.5	$—	$—
Interest payment obligations (2)	8.7	4.5	2.0	2.0	0.2	—	—
Operating lease obligations	33.9	8.9	8.0	5.2	3.4	2.9	5.5
Purchase obligations (3)	11.1	11.1	—	—	—	—	—
Deferred compensation (4)	9.7	1.4	—	—	1.7	—	6.6

Total	$203.9	$25.9	$10.0	$7.2	$145.8	$2.9	$12.1

(1)	Includes only obligations to pay principal not interest expense.

(2)	Represents estimated interest payments to be made on our variable rate debt. All interest payments assume that principal payments are made as originally scheduled. Interest rates utilized to determine interest payments for variable rate debt are based upon our current term loan interest rate and include the impact of our interest rate swaps. For more information, see Note 6 of the Notes to Consolidated Financial Statements.

(3)	Represents purchase obligations related to materials and subcontractor services for customer contracts.

(4)	For a description of the deferred compensation obligation, see Note 15 of the Notes to Consolidated Financial Statements.
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
Letters of Credit
Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. As of June 30, 2009, we had $23.6 million of standby letters of credit issued under our credit facility primarily for insurance and bonding purposes.
Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2009, we had $91.5 million in surety bonds outstanding, and we also had provided collateral in the form of a letter of credit to sureties in the amount of $4.0 million, which is included in the total letters of credit outstanding above. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.

Pike Electric Corporation, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers.
Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for our interim reporting period ending on September 30, 2009. We are in the process of evaluating the provisions of SFAS No. 168 to determine the impact of the Codification on our financial reporting process and for providing Codification references in our public filings.
In April 2009, the FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), Business Combinations. The FSP will carry forward the requirements in SFAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The FSP will have the same effective date as SFAS No. 141(R) (discussed below), and will therefore impact our consolidated financial statements for business combinations with an acquisition date on or after July 1, 2009.
In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for our interim reporting period ending on September 30, 2009.
In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP will be in effect for intangible assets we acquire on or after July 1, 2009. We are currently evaluating the impact of the implementation of FSP SFAS No. 142-3 on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn-out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS No. 141(R) is effective for our business combinations for which the acquisition date is on or after July 1, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after July 1, 2009, regardless of the date of the original business combination. SFAS No. 141(R) will impact our consolidated financial statements for business combinations with an acquisition date on or after July 1, 2009.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurement. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those years, which for us is the first quarter of fiscal 2010. The partial adoption of SFAS No. 157 for financial assets and financial liabilities in our first quarter of fiscal 2009 did not have a material impact on our consolidated financial statements. We are currently evaluating the impact the adoption of SFAS No. 157 will have on the non-financial assets and non-financial liabilities in our consolidated financial statements.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that are intended to be “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company and the industry in which we operate and management’s beliefs and assumptions. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Business — Industry Trends,” “- Competitive Strengths,” “- Business Strategy,” “- Our Services,” “- Competition,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Words such as “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “potential,” “continue,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Such risks include, without limitation, those identified under the heading “Risk Factors.” Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to:
•	our belief that ARRA credit subsidies and tax incentives will result in increased renewable energy spending, particularly in wind and related transmission infrastructure, as renewable energy developers now have a means to more easily access capital and monetize tax benefits;
•	our belief that we are well positioned to benefit from the government stimulus packages;
•	our belief that opportunities exist for solar energy projects in the Southeast and wind farms in the Midwest, South and West;
•	our belief that future development of new power generation will lead to increased demand over the long-term for our transmission, distribution, and substation engineering and installation services;
•	our belief that we are well positioned to provide outsourcing services in a manner that is cost efficient to our existing customers and attractive to our prospective customers;
•	our expectation that a substantial portion of our total revenues will continue to be derived from a limited group of customers given the composition of the utilities, co-operatives and municipalities in our geographical market;
•	our belief that we have a favorable competitive position in our markets due in large part to our ability to execute with respect to the following factors: (i) safety of crews, customers and the public at large; (ii) customer relationships and industry reputation; (iii) responsiveness in emergency restoration situations; (iv) adequate financial resources and bonding capacity; (v) geographic breadth and presence in customer markets; and (vi) pricing of services, particularly under MSA constraints;
•	our expectation that costs to maintain environmental compliance and/or to address environmental issues will not have a material adverse effect on our results of operations, cash flows or financial condition;
•	our expectation that we will face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices;
•	our intention to continue to retain any future earnings to finance growth, development and expansion of our business rather than paying dividends;
•	our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business will not have a material adverse effect on our results of operation or financial position;
•	our belief that a significant amount of pent-up demand is building and power system reliability is being challenged and that we remain well positioned to benefit from a reacceleration in maintenance spending, which will remain dependent to a large extent on the health of the economy;
•	our belief that believe smart-grid technology implementation, the demand for renewable energy solutions, and the anticipated energy infrastructure stimulus plan will continue to highlight the needs for our services;

•	our expectation that current volatility in the capital markets will not have a material impact on the principal amounts of our cash investments;
•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future;
•	our expectation that our capital expenditures will range from $20 million to $30 million for the year ended June 30, 2010 and our intention to fund those expenditures from operating cash flow and available cash and cash equivalents;
•	our belief that it is unlikely that any material claims will be made under a letter of credit in the foreseeable future;
•	our belief that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future;
•	our expectation that certain recent accounting pronouncements will have no material effect on our consolidated financial statements; and
•	our expectation that substantially all the assets held for sale at June 30, 2009 will be sold during the first quarter of fiscal 2010.
Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after we file this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk related to changes in interest rates on borrowings under our credit facility, which bears interest based on the London Interbank Offered Rate (“LIBOR”), plus an applicable margin dependent upon our total leverage ratio. We use derivative financial instruments to manage exposure to fluctuations in interest rates on our senior credit facility. These derivative financial instruments, which are currently all swap agreements, are not entered into for trading or speculative purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. Effective December 2007, we entered into two separate interest rate swap agreements. The first agreement had a notional amount of $60.0 million, an effective date of December 13, 2007 and an expiration date of December 13, 2009. The second agreement had a notional amount of $40.0 million, an effective date of December 19, 2007 and an expiration date of December 19, 2009. Under both swap agreements, we pay a fixed rate of 3.99% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. Based on our current leverage ratio, these swap agreements effectively fix the interest rate at 5.49% for $100.0 million of our term debt. The fair value of the interest rate swaps at June 30, 2009 was reflected on the balance sheet in accrued expenses and other for $1.8 million.
Based on our outstanding debt of $140.5 million at June 30, 2009 and after including the impact of our active interest rate swaps, a hypothetical change in the annual interest rate of 50 basis points would result in a change in annual cash interest expense of $0.5 million. Actual changes in interest rates may differ materially from the hypothetical assumptions used in computing this exposure.
Diesel Fuel Risk
We have a large fleet of vehicles and equipment that primarily uses diesel fuel. As a result, we have market risk for changes in diesel fuel prices. If diesel prices rise, our gross profit and operating income would be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers.
We periodically enter into diesel fuel swaps and fixed-price forward contracts to decrease our price volatility. We currently hedge approximately 45% of our diesel usage with prices ranging from $2.40 to $4.25 per gallon. Our goal is to maintain our hedged positions at 40% to 70% of our annual volumes on a rolling basis. The fair value of the diesel fuel swaps at June 30, 2009 was reflected on the balance sheet in accrued expenses and other for $0.3 million.
Based on our projected fuel usage for fiscal 2010, a $0.50 change in the price per gallon of fuel would change our annual cost of operations by approximately $4.9 million. Actual changes in costs of operations may differ materially from the hypothetical assumptions used in computing this exposure.

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
The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors of Pike; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of June 30, 2009.
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
We have audited the accompanying consolidated balance sheets of Pike Electric Corporation as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pike Electric Corporation at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pike Electric Corporation’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 1, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Greensboro, North Carolina
September 1, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Pike Electric Corporation
We have audited Pike Electric Corporation’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pike Electric Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Pike Electric Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pike Electric Corporation as of June 30, 2009 and 2008 and the related consolidated statements of income, stockholder’s equity and cash flows for each of the three years in the period ended June 30, 2009 of Pike Electric Corporation and our report dated September 1, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Greensboro, North Carolina
September 1, 2009

PIKE ELECTRIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$43,820	$11,357
Accounts receivable from customers, net	57,766	62,224
Costs and estimated earnings in excess of billings on uncompleted contracts	46,674	40,410
Inventories	7,718	8,343
Prepaid expenses and other	6,306	5,123
Deferred income taxes	13,649	15,376

Total current assets	175,933	142,833
Property and equipment, net	222,539	229,119
Goodwill	106,865	94,402
Other intangibles, net	40,139	40,065
Deferred loan costs, net	2,028	2,778
Other assets	1,465	1,463

Total assets	$548,969	$510,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,231	$10,867
Accrued compensation	23,002	22,157
Billings in excess of costs and estimated earnings on uncompleted contracts	5,176	397
Accrued expenses and other	8,301	5,460
Current portion of deferred compensation	1,402	3,666
Current portion of insurance and claim accruals	26,442	28,873

Total current liabilities	77,554	71,420
Long-term debt	140,500	140,500
Insurance and claim accruals, net of current portion	7,335	7,989
Deferred compensation, net of current portion	5,563	6,283
Deferred income taxes	57,251	62,416
Other liabilities	3,801	1,100
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 33,462 and 33,183 shares issued and outstanding at June 30, 2009 and 2008, respectively	6,427	6,427
Additional paid-in capital	153,035	148,288
Accumulated other comprehensive loss, net of taxes	(1,109)	(806)
Retained earnings	98,612	67,043

Total stockholders’ equity	256,965	220,952

Total liabilities and stockholders’ equity	$548,969	$510,660

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended June 30,
	2009	2008	2007

Revenues	$613,476	$552,029	$596,837
Cost of operations	503,203	460,325	499,422

Gross profit	110,273	91,704	97,415
General and administrative expenses	50,248	41,724	46,486
Loss on sale and impairment of property and equipment	2,116	3,043	1,052

Income from operations	57,909	46,937	49,877
Other expense (income):
Interest expense	9,258	13,919	19,799
Other, net	(1,552)	(214)	(236)

Total other expense	7,706	13,705	19,563

Income before income taxes	50,203	33,232	30,314
Income tax expense	18,634	12,983	11,957

Net income	$31,569	$20,249	$18,357

Earnings per share:
Basic	$0.96	$0.62	$0.57

Diluted	$0.94	$0.60	$0.55

Shares used in computing earnings per share:
Basic	33,023	32,810	32,416

Diluted	33,741	33,666	33,366

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common		Additional	Other		Total
	Stock	Common	Paid-In	Comprehensive	Retained	Stockholders
	Shares	Stock	Capital	Loss	Earnings	Equity

Balance June 30, 2006	32,577	$6,426	$135,869	—	$28,437	$170,732
Employee stock compensation plans, net	339	—	6,980	—	—	6,980
Comprehensive income:
Net income	—	—	—	—	18,357	18,357
Loss on derivative instruments, net of income taxes of ($4)	—	—	—	$(8)	—	(8)

Total comprehensive income	—	—	—	(8)	18,357	18,349

Balance June 30, 2007	32,916	$6,426	$142,849	$(8)	$46,794	$196,061
Employee stock compensation plans, net	267	1	5,439	—	—	5,440
Comprehensive income:
Net income	—	—	—	—	20,249	20,249
Loss on derivative instruments, net of income taxes of ($512)	—	—	—	(798)	—	(798)

Total comprehensive income	—	—	—	(798)	20,249	19,451

Balance June 30, 2008	33,183	$6,427	$148,288	$(806)	$67,043	$220,952
Employee stock compensation plans, net	279	—	4,747	—	—	4,747
Comprehensive income:
Net income	—	—	—	—	31,569	31,569
Loss on derivative instruments, net of income taxes of ($194)	—	—	—	(303)	—	(303)

Total comprehensive income	—	—	—	(303)	31,569	31,266

Balance June 30, 2009	33,462	$6,427	$153,035	$(1,109)	$98,612	$256,965

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net income	$31,569	$20,249	$18,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,564	36,042	39,791
Non-compete litigation settlement	—	—	3,551
Non-cash interest expense	1,534	2,946	3,241
Deferred income taxes	(389)	(6,074)	(6,243)
Loss on sale and impairment of property and equipment	2,116	3,043	1,052
Equity compensation expense	3,437	2,903	2,629
Excess tax benefit from stock-based compensation	(255)	(976)	(1,335)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	16,631	1,893	18,929
Inventories, prepaid expenses and other	(1,357)	1,588	1,196
Insurance and claim accruals	(3,085)	(701)	5,258
Accounts payable and other	(5,713)	(1,006)	1,475
Deferred compensation	(3,709)	(4,153)	(9,428)

Net cash provided by operating activities	77,343	55,754	78,473

Cash flows from investing activities:
Purchases of property and equipment	(27,251)	(8,568)	(32,117)
Business acquisitions, net	(25,092)	—	—
Net proceeds from sale of property and equipment	6,462	11,166	9,532

Net cash (used in) provided by investing activities	(45,881)	2,598	(22,585)

Cash flows from financing activities:
Principal payments on long-term debt	—	(51,000)	(57,500)
Borrowings under revolving credit facility	84,705	2,800	—
Repayments under revolving credit facility	(84,705)	(2,800)	(4,500)
Proceeds from exercise of stock options and employee stock purchases	805	1,562	3,015
Excess tax benefit from stock-based compensation	255	976	1,335
Deferred loan costs	(59)	—	(162)

Net cash provided by (used in) financing activities	1,001	(48,462)	(57,812)

Net increase (decrease) in cash and cash equivalents	32,463	9,890	(1,924)
Cash and cash equivalents beginning of year	11,357	1,467	3,391

Cash and cash equivalents end of year	$43,820	$11,357	$1,467

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2009, 2008 and 2007
(in thousands, except per share amounts)
1. Organization and Business
As used in this section, unless the context requires otherwise, the terms “Pike,” “Pike Electric,” “we,” “us,” and “our”, refer to Pike Electric Corporation and its subsidiaries and all predecessors of Pike Electric Corporation and its subsidiaries.
Pike Electric is one of the largest providers of energy solutions for utilities, municipalities and co-operatives throughout the United States. Our comprehensive services include siting, permitting, engineering design, installation, maintenance and repair of power delivery systems, including renewable energy projects. We operate in one reportable segment. We do not have operations or assets outside the United States.
We monitor revenue by two categories of services: core and storm restoration. We use this breakdown because core services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, and storm restoration revenues represent additional revenue opportunities that depend on weather conditions.
The following table sets forth our revenue by category of service for the periods indicated:

	For the Years Ended June 30,
	2009		2008		2007
Core services	$460,630	75.1%	$502,632	91.1%	$543,570	91.1%
Storm restoration services	152,846	24.9	49,397	8.9	53,267	8.9

Total	$613,476	100.0%	$552,029	100.0%	$596,837	100.0%

2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Pike Electric Corporation and its wholly owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (‘GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts; recognition of revenue for costs and estimated earnings in excess of billings on uncompleted contracts; future cash flows associated with long-lived assets; useful lives and salvage values of fixed assets for depreciation purposes; workers compensation and employee benefit liabilities; purchase price allocations, fair value assumptions in analyzing goodwill, income taxes; and fair value of financial instruments. Due to the subjective nature of these estimates, actual results could differ from those estimates.
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
Revenues for longer duration fixed-price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Contract cost include all direct material, labor and subcontract costs, as well as indirect costs related to contract performance, such as indirect labor, tools, repairs and depreciation. The cost estimation process is based on the professional knowledge and experience of our engineers, project managers and financial professionals. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.
The current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized in excess of amounts billed. The current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues recognized.
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
Accounts receivable, net and costs and estimated earnings in excess of billings on uncompleted contracts included allowances for doubtful accounts of $896 and $699 at June 30, 2009 and 2008, respectively. We recorded bad debt expense of $392, $297 and $660 for fiscal 2009, 2008 and 2007, respectively.
Inventories
Inventories consist of machine parts, supplies, small tools and other materials used in the ordinary course of business and are stated at the lower of average cost or market.

Property and Equipment
Property and equipment is carried at cost. Replacements and improvements are capitalized when costs incurred for those purposes extend the useful life of the asset. Maintenance and repairs are expensed as incurred. Depreciation on capital assets is computed using the straight-line method. Internal and external costs incurred to acquire and create internal use software are capitalized in accordance with AICPA Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized software is included in property and equipment on the consolidated balance sheets. Our management makes assumptions regarding future conditions in determining estimated useful lives and potential salvage values, and reviews these assumptions at least annually. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss recognized once the asset is disposed of or classified as “held for sale.”
Valuation of Long-Lived Assets
We review our long-lived assets for impairment when events or changes in business conditions indicate the carrying value of the asset may not be recoverable, as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment of assets classified as “held and used” is evaluated when the sum of the undiscounted estimated future cash flows expected is less than the carrying value of the assets. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to the net book value to measure the impairment charge, if any. When the criteria for classifying assets as “held for sale” has been met, the assets are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market.
Valuation of Goodwill and Other Intangible Assets
We have goodwill of $106,865 and certain identifiable intangible assets including customer arrangements, customer relationships and non-compete agreements with a net value of $40,139, which are being amortized over their estimated useful lives (See Note 5). In accordance with SFAS No. 141, Business Combinations, we identify and value, separate from goodwill, intangible assets, such as customer arrangements, customer relationships, and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which it could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. For customers with whom we have an existing relationship prior to the date of the transaction, we utilize assumptions that a marketplace participant would consider to estimate the fair value of customer relationships that an acquired entity had with pre-existing customers in accordance with EITF 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill for impairment at least annually, or more frequently if events or circumstances exist which indicate impairment may exist. Examples of such events or circumstances may include a significant change in business climate, a loss of significant customers or the other parties to non-compete agreements breaching their obligations thereunder, among others. We complete our annual analysis of the reporting units on the first day of the fourth fiscal quarter. For purposes of our fiscal 2009 analysis, we had two reporting units — construction and engineering. In evaluating reporting units, we first consider our operating segments and related components in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We allocate goodwill to the reporting units that are expected to benefit from the synergies of the business combinations generating the goodwill. A two-step fair value-based test is applied to assess goodwill for impairment. The first step compares the fair values of the reporting units to their carrying amounts, including goodwill. If the carrying amount of any reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in income from operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable. We have no intangibles with indefinite lives other than goodwill.
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

Insurance and Claim Accruals
We are partially self-insured for individual workers’ compensation, vehicle and general liability, and health insurance claims. To mitigate a portion of these risks, we maintain commercial insurance for individual workers’ compensation and vehicle and general liability claims exceeding $1,000. We also maintain commercial insurance for health insurance claims exceeding $350 per person on an annual basis. We determine the amount of our loss reserves and loss adjustment expenses for self-insured claims based on analyses prepared quarterly that use both company-specific and industry data, as well as general economic information. Our estimates for insurance loss exposures require us to monitor and evaluate our insurance claims throughout their life cycles. Using this data and our assumptions about the emerging trends, we estimate the size of ultimate claims. Our most significant assumptions in forming our estimates include the trend in loss costs, the expected consistency with prior year claims of the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. We also monitor the reasonableness of the judgments made in the prior year’s estimates and adjust current year assumptions based on that analysis.
For the years ended June 30, 2009, 2008 and 2007, respectively, insurance and claims expense was $43,437, $41,495 and $41,780 and was included in cost of operations and general and administrative expenses in the consolidated statements of income.
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
Advertising and Promotion
We expense advertising and promotion costs as incurred and these costs are included as a component of general and administrative expenses. Advertising and promotion costs for the years ended June 30, 2009, 2008 and 2007 were $1,184, $944 and $128, respectively.
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
Deferred Loan Costs
Deferred loan costs are being amortized over the term of the related debt using the effective-interest method. Accumulated amortization was $11,102 and $10,293 at June 30, 2009 and 2008, respectively. Amortization expense was $809, $1,703 and $1,945 for the years ended June 30, 2009, 2008 and 2007, respectively. Approximately $829 and $1,068 of the amortization expense for fiscal 2008 and 2007, respectively, is related to unamortized loan costs written off due to term loan prepayments (See Note 6). We had no term loan prepayments during fiscal 2009.

Derivative Instruments
We use certain derivative instruments to enhance our ability to manage risk relating to diesel fuel and interest rate exposure. Our use of derivative instruments is currently limited to interest rate swaps and diesel fuel swaps. These instruments are generally structured as hedges of forecasted transactions or the variability of cash flows to be paid related to a recognized asset or liability (cash flow hedges). We do not enter into derivative instruments for trading or speculative purposes. However, we have entered into diesel fuel swaps to economically hedge the future purchases of diesel fuel, for which we have not applied hedge accounting. All derivatives are recognized on the balance sheet at fair value. For those derivative instruments for which we intend to elect hedge accounting, on the date the derivative contract is entered into, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the consolidated balance sheet or to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
Changes in the fair value of derivatives that are highly effective, and are designated and qualify as cash flow hedges are recorded in other comprehensive income (loss) until earnings are affected by the variability in cash flows of the designated hedged item. Any changes in the fair value of a derivative where hedge accounting has not been elected or where there is ineffectiveness are recognized immediately in earnings. Cash flows related to derivatives are included in operating activities. See Note 7 for additional information.
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
Subsequent Events
In accordance with SFAS No. 165, Subsequent Events, we have evaluated subsequent events for recognition or disclosure through September 1, 2009, the date these consolidated financial statements were issued.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for our interim reporting period ending on September 30, 2009. We are in the process of evaluating the provisions of SFAS No. 168 to determine the impact of the Codification on our financial reporting process and for providing Codification references in our public filings.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), Business Combinations. The FSP will carry forward the requirements in SFAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The FSP will have the same effective date as SFAS No. 141(R) (discussed below), and will therefore impact our consolidated financial statements for business combinations with an acquisition date on or after July 1, 2009.
In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for our interim reporting period ending on September 30, 2009.
In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP will be in effect for intangible assets we acquire on or after July 1, 2009. We are currently evaluating the impact of the implementation of FSP SFAS No. 142-3 on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS No. 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn-out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS No. 141(R) is effective for our business combinations for which the acquisition date is on or after July 1, 2009, except that resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, will be adjusted to income tax expense for all such adjustments after July 1, 2009, regardless of the date of the original business combination. SFAS No. 141(R) will impact our consolidated financial statements for business combinations with an acquisition date on or after July 1, 2009.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurement. In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those years, which for us is the first quarter of fiscal 2010. The partial adoption of SFAS No. 157 for financial assets and financial liabilities in our first quarter of fiscal 2009 did not have a material impact on our consolidated financial statements. We are currently evaluating the impact the adoption of SFAS No. 157 will have on the non-financial assets and non-financial liabilities in our consolidated financial statements.
3. Acquisitions
Energy Delivery Services
On September 1, 2008, we acquired substantially all of the assets of Shaw Energy Delivery Services, Inc. (“EDS”) for $22,632 in cash, including transaction costs, plus the assumption of certain operating liabilities. This acquisition enabled Pike to expand its operations into engineering, design, procurement and construction management services and expand its geographic presence through engineering offices in the Southwest, Pacific Northwest, Northeast and Mid-Atlantic markets. In addition, the acquisition added talented workforce and equipment for transmission projects up to 345 kilovolt (“kV”) with substation construction capabilities and an operational team focused on renewable energy projects.

The purchase price to acquire EDS, including transaction costs, has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values, as summarized in the table below.

Current assets	$18,629
Property and equipment	6,297
Customer relationships	2,800
Non-compete agreements	700
Deferred tax asset	2,855
Goodwill	10,321

Total assets acquired	41,602
Current liabilities	(16,103)
Non-current liabilities	(2,867)

Total liabilities assumed	(18,970)

Net assets	$22,632

The intangible asset related to customer relationships is being amortized over eight years. Intangible assets related to non-compete agreements with the seller and certain employees are being amortized over a weighted-average useful life of two years. Approximately $5,700 of the goodwill is expected to be amortizable for tax purposes.
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

	Year Ended June 30,
	2009	2008
Revenues	$631,524	$647,972

Net income	$31,124	$11,127

Basic earnings per common share	$0.94	$0.34

Diluted earnings per common share	$0.92	$0.33

Facilities Planning & Siting
On June 30, 2009, we acquired the assets of Facilities Planning & Siting, PLLC. (“FPS”). FPS’s civil engineers, GIS analysts, landscape architects and environmental experts, develop site plans for utilities, cooperatives and municipalities. The purchase price of approximately $2,462, including transaction costs, has been allocated on a preliminary basis to $120 of tangible assets and $200 in identifiable intangible assets, resulting in goodwill of approximately $2,142.

4. Property and Equipment
Property and equipment is comprised of the following:

	Estimated Useful	June 30,
	Lives in Years	2009	2008
Land	—	$2,971	$2,921
Buildings	15-39	26,708	26,701
Vehicles	5-12	262,413	269,653
Machinery and equipment	3-19	86,947	86,566
Office equipment, furniture and software	3-7	22,758	11,565

Total		401,797	397,406
Less: accumulated depreciation		(179,258)	(168,287)

Property and equipment, net		$222,539	$229,119

Depreciation expense for the years ended June 30, 2009, 2008 and 2007 was $32,939, $32,878 and $36,593, respectively.
Expenses for maintenance and repairs of property and equipment were $34,609, $36,097 and $39,362, for the years ended June 30, 2009, 2008 and 2007, respectively.
Amounts reported as loss on sale and impairment of property and equipment relate primarily to the sale of aging, damaged or excess fleet equipment. The carrying value of assets held for sale was $825 and $633 at June 30, 2009 and 2008, respectively, and is included in prepaid expenses and other in the consolidated balance sheets. Substantially all of the assets held for sale at June 30, 2009 are expected to be sold during the first six months of fiscal 2010.
5. Goodwill and Other Intangible Assets
During the year ended June 30, 2009, we recorded $12,463 of goodwill and $3,700 of amortizable intangible assets in connection with acquisitions.
The carrying amount of goodwill was $106,865 and $94,402 at June 30, 2009 and 2008, respectively. The change in the carrying amount of goodwill was due to acquisitions that occurred during fiscal 2009 (See Note 3). We have no intangibles with indefinite lives other than goodwill.
Other amortizable intangible assets are comprised of:

	Customer		Customer		Non-Compete
	Relationships		Arrangements		Agreements		Total
	June 30,		June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008	2009	2008

Gross carrying value	$46,170	$43,220	$6,990	$6,990	$6,250	$5,500	$59,410	$55,710
Accumulated amortization	(8,929)	(6,211)	(6,990)	(6,990)	(3,352)	(2,444)	(19,271)	(15,645)

Net intangible assets	$37,241	$37,009	$—	$—	$2,898	$3,056	$40,139	$40,065

Amortization expense related to intangible assets for the years ended June 30, 2009, 2008 and 2007 was $3,625, $3,164 and $3,198, respectively.

Estimated future amortization expense related to intangible assets is as follows:

Years Ended June 30,	Amount
2010	$4,289
2011	3,553
2012	2,851
2013	2,973
2014	2,285
Thereafter	24,188

Total	$40,139

6. Debt
Debt consisted of the following at June 30, 2009 and 2008:

	June 30,
	2009	2008
Revolving credit facility	$—	$—

Long-term debt:
$300 million term loan	$89,534	$89,534
$150 million term loan	50,966	50,966

	140,500	140,500
Less: current portion	—	—

Long-term debt	$140,500	$140,500

The total $140,500 balance of long-term debt matures in fiscal year 2013.
On July 1, 2004, we entered into a secured bank credit agreement (“Credit Agreement”), which was amended and restated on July 29, 2009. The Credit Agreement currently consists of: (i) a $300,000 term loan due July 1, 2012, (ii) a $150,000 term loan due December 10, 2012 and (iii) a $90,000 revolving facility that matures July 1, 2010. We have incurred $13,072 in fees related to this agreement that are being amortized as part of interest expense, using the effective interest method, over the lives of the respective loans and facility.
The term loans bear interest at a variable rate at our option of either (a) the Alternate Base Rate, defined as the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus a margin ranging from 0.50% to 0.75% or (b) LIBOR plus a margin ranging from 1.50% to 1.75%. The margins are applied based on our leverage ratio, which is computed quarterly. At June 30, 2009, the margins were at 1.50%. At June 30, 2009, our interest rate for both term loans was 1.875%.
Advances made under the revolving facility bear interest at a variable rate at our election of either (a) the Alternate Base Rate as defined, plus a margin ranging from 0.50% to 1.00% or (b) LIBOR plus a margin ranging from 1.50% to 2.00%. The margins are applied based on our leverage ratio, which is computed quarterly. At June 30, 2009, the margins were at 1.50%. The borrowing availability under the revolving credit facility was $66,360 as of June 30, 2009 (after giving effect to outstanding standby letters of credit of $23,640). We are subject to a commitment fee of 0.50% and letter of credit fees between 1.75% and 2.25% based on our leverage ratio.
The Credit Agreement is secured by substantially all of our assets and contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, restricted payments, and a requirement to maintain certain financial ratios. Pursuant to the terms of the Credit Agreement, we may prepay any loans under the agreement in whole or in part without penalty. We made no payments on the term loans in fiscal 2009 and an aggregate amount of $51,000 in fiscal 2008.

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
Cash paid for interest expense totaled $7,982, $12,616 and $16,134 for the years ended June 30, 2009, 2008 and 2007, respectively. Interest costs capitalized for the year ended June 30, 2009, 2008 and 2007 were $232, $92 and $134, respectively.
On July 29, 2009, we entered into a restated credit agreement that replaces our current credit facility. The restated credit agreement: (i) extends the maturity of the revolving facility from July 1, 2010 to July 1, 2012; (ii) increases availability under the revolving facility from $90,000 to $115,000; (iii) increases the interest rate on the revolving facility by 2.0%; (iv) increases the aggregate dollar limits on our ability to invest in joint ventures, transfer assets to foreign subsidiaries, make earn-out payments, use unsecured debt, lease equipment, repurchase debt, pay dividends and repurchase equity; and (v) increases the letter of credit limit from $50,000 to $90,000, with the addition of an additional $25,000 cash collateralized letter of credit facility at our option. The financial covenants in the credit facility remained unchanged in the restated credit agreement.
7. Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 provides companies with requirements for enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on a company’s financial position, financial performance and cash flows. In accordance with the effective date of No. 161, we adopted the disclosure provisions of SFAS No. 161 during the quarter ended March 31, 2009.
All derivative instruments are recorded on the consolidated balance sheets at their respective fair values in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Changes in fair value are recognized either in income or other comprehensive income (loss) (“OCI”), depending on whether the transaction qualifies for hedge accounting and, if so, the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure. The effective portions recorded in OCI are recognized in the statement of income when the hedged item affects earnings.
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
Effective December 2007, we entered into two interest rate swap agreements with a total notional amount of $100,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. Under both swap agreements, we pay a fixed rate of 3.99% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. Based on our current leverage ratio, these swap agreements effectively fix the interest rate at 5.49% for $100,000 of our term debt. The interest rate swaps qualified for hedge accounting and were designated as cash flow hedges. As determined in accordance with SFAS No. 133, there was no hedge ineffectiveness for the interest rate swaps for the year ended June 30, 2009. The interest rate swaps expire in December 2009.

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
We periodically enter into diesel fuel swaps to decrease our price volatility. We currently hedge approximately 45% of our diesel usage with prices ranging from $2.40 to $4.25 per gallon. We designated one diesel fuel swap as a cash flow hedge qualifying for hedge accounting treatment that expired in fiscal 2008. We have not elected to apply hedge accounting for the swaps we entered into during fiscal 2009 and are currently not utilizing hedge accounting for any active diesel fuel derivatives.
Balance Sheet and Statement of Income Information
The fair value of derivatives at June 30, 2009 is summarized in the following table:

	Asset Derivatives
	June 30, 2009
	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under SFAS 133:
Diesel fuel swaps (gross)(1)	Accrued expenses and other	$259

Total derivatives not designated as hedging instruments under SFAS 133		$259

Total derivatives		$259

	Liability Derivatives
	June 30, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest rate swaps	Accrued expenses and other	$1,821

Total derivatives designated as hedging instruments under SFAS 133		$1,821

Derivatives not designated as hedging instruments under SFAS 133:
Diesel fuel swaps (gross)(1)	Accrued expenses and other	$572

Total derivatives not designated as hedging instruments under SFAS 133		$572

Total derivatives		$2,393

(1)	The fair values of asset and liability derivatives with the same counterparty are netted on the balance sheet.

The effects of derivative instruments on the condensed consolidated statements of income for the fiscal year ended June 30, 2009 and 2008 are summarized in the following tables:
Derivatives designated as cash flow hedging instruments under SFAS No. 133:

			Location of Gain (Loss)	Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from	Reclassified from
	Recognized in OCI		Accumulated OCI into	Accumulated OCI into
	(Effective Portion)		Income	Income
For the Year Ended June 30,	2009	2008		2009	2008
Interest rate swaps	$(303)	$(806)	Interest expense	$(1,529)	$(216)
Diesel fuel swap	—	8	Cost of operations	—	114

Totals	$(303)	$(798)		$(1,529)	$(102)

Derivatives not designated as cash flow hedging instruments under SFAS No. 133:

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
For the Year Ended June 30, 2009	in Income	Recognized in Income
Diesel fuel swaps	Cost of operations	$(313)

Total		$(313)

During the year ended June 30, 2009, we had no cash flow hedge ineffectiveness. During the year ended June 30, 2008, the net loss representing cash flow hedge ineffectiveness was immaterial and was recognized in cost of operations in the consolidated statements of income.
Accumulated OCI
For the interest rate swaps and diesel fuel swap, the following table summarizes the net derivative gains or losses, net of taxes, deferred into accumulated OCI and reclassified to earnings for the periods indicated below.

	For the Year Ended
	June 30,
	2009	2008
Net accumulated derivative loss deferred at beginning of period	$(806)	$(8)

Deferral of net derivative loss in accumulated other comprehensive loss	(1,832)	(900)
Reclassification of net derivative loss against income	1,529	102

Net accumulated derivative loss deferred at end of period	$(1,109)	$(806)

At June 30, 2009 and June 30, 2008, accumulated OCI associated with interest rate swaps qualifying for hedge accounting treatment was ($1,109) and ($806), respectively, net of income tax effects. At June 30, 2009 and June 30, 2008, there was no accumulated OCI associated with diesel fuel swaps as we were not utilizing hedge accounting for any such swaps.

The estimated net amount of the existing losses in OCI at June 30, 2009 expected to be reclassified into net earnings with the next six months is $1,109, as both swaps expire in December 2009. This amount was computed using the fair value of the cash flow hedges at June 30, 2009 and will differ from actual reclassifications from OCI to net income during the next twelve months.
For the year ended June 30, 2009 and 2008, there were no reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.
8. Comprehensive Income
The components of comprehensive income were as follows for the periods presented:

	For the Year Ended June 30,
	2009	2008
Net income	$31,569	$20,249
Change in fair value of diesel fuel cash flow hedge, net of income taxes of $4	—	8
Change in fair value of interest rate cash flow hedges, net of income taxes of ($194) and ($516), respectively	(303)	(806)

Comprehensive income	$31,266	$19,451

9. Fair Value of Financial Instruments
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS No. 157 as of July 1, 2008, for financial instruments. The adoption of SFAS No. 157 did not materially impact our financial condition, results of operations, or cash flow.
In February 2008, the FASB issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, which defers the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 currently applies to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis.
SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
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
As of June 30, 2009, we held certain financial instruments that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge a portion of our diesel fuel costs and our exposure to interest rate fluctuations. These derivative instruments currently consist of swaps only. See Note 7 for further information on our derivative instruments and hedging activities.

Our interest rate derivative instruments and diesel fuel derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange. The fair values for our interest rate swaps and diesel fuel swaps are based on current settlement values and represent the estimated amount we would have paid upon termination of these agreements. The fair values are derived using pricing models that rely on market observable inputs such as yield curves and commodity forward prices, and therefore are classified as Level 2. We also consider counterparty credit risk in our determination of all estimated fair values. We have consistently applied these valuation techniques in all periods presented.
At June 30, 2009, both the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

Description	June 30, 2009	Level 1	Level 2	Level 3
Interest rate swap agreements	$(1,821)	$—	$(1,821)	$—
Diesel fuel swap agreements	(572)	—	(572)	—

Total	$(2,393)	$—	$(2,393)	$—

10. Income Taxes
Income tax expense consisted of the following:

	Years Ended June 30,
	2009	2008	2007
Current	$19,023	$19,052	$18,200
Deferred	(389)	(6,069)	(6,243)

Total	$18,634	$12,983	$11,957

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows:

	June 30,
	2009	2008
Deferred tax liabilities:
Tax over book depreciation	$(58,791)	$(61,932)
Tax over book amortization	(9,864)	(10,649)
Other	(687)	(377)

Total deferred tax liabilities	(69,342)	(72,958)

Deferred tax assets:
Deferred compensation	2,721	3,886
Self-insurance accruals	12,236	14,061
Accrued vacation	2,310	2,223
Other	8,473	5,748

Total deferred tax assets	25,740	25,918

Net deferred tax liabilities	$(43,602)	$(47,040)

The differences between the income tax expense and the amounts computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	Years Ended June 30,
	2009		2008		2007
Computed tax at federal statutory rate	$17,571	35.0%	$11,631	35.0%	$10,610	35.0%
State income taxes, net of federal benefit	1,799	3.6%	1,393	4.2%	1,269	4.2%
Other	(736)	(1.5)%	(41)	(0.1)%	78	0.2%

Net income tax expense	$18,634	37.1%	$12,983	39.1%	$11,957	39.4%

Cash paid for income taxes totaled $20,203, $23,971 and $8,041 for the years ended June 30, 2009, 2008 and 2007, respectively.
Effective July 1, 2007, Pike adopted the provisions of FASB Interpretation No. 48 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. The pronouncement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not impact the total liabilities or stockholders’ equity of Pike. At the date of adoption Pike had $558 in liabilities associated with unrecognized tax benefits and there were no changes in unrecognized tax benefits during the year ended June 30, 2008. In July 2008, the Internal Revenue Service completed its examination of Pike’s federal income tax returns through the year ended June 30, 2007.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended June 30, 2009 is as follows:

Beginning of year	$558
Increases related to tax positions taken in a prior period	75
Decreases related to tax positions taken in a prior period	(120)
Decreases relating to settlements with taxing authorities	(367)

End of year	$146

All of the unrecognized tax benefits remaining as of June 30, 2009 would impact our effective tax rate if recognized.
The Internal Revenue Service has completed its examination of our federal income tax returns through the year ended June 30, 2007. With few exceptions, our state income tax returns our subject to examination for the year ended June 30, 2006 and forward.
As permitted under FIN 48, we have elected to continue to recognize interest and penalties related to income tax matters in the income tax provision. As of June 30, 2009, there were no significant amounts accrued for interest or penalties related to uncertain tax positions.
11. Employee Benefit Plans
We sponsor a defined contribution plan that covers all full-time employees who have completed a minimum of two months of employment. Contributions relating to the defined contribution plan will be made based upon the plan’s provisions. Additional amounts may be contributed at the option of our board of directors. Our contributions were $2,084, $1,630 and $2,151 for the years ended June 30, 2009, 2008 and 2007, respectively.

12. Stock-Based Compensation
Overview
In connection with our initial public offering, we adopted the 2005 Omnibus Compensation Plan (the “2005 Plan”) in July 2005. We adopted the 2008 Omnibus Compensation Plan (the “2008 Plan” and, together with the 2005 Plan, the “Omnibus Plans”) in fiscal year 2008 in anticipation of future compensation-related equity awards. The Omnibus Plans authorize our Board of Directors to grant various types of awards to directors, officers, employees and consultants, including stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, cash incentive awards, deferred share units and other equity-based or equity-related awards. To date all equity awards under the Omnibus Plans have consisted of nonqualified stock options and restricted stock.
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
We recorded non-cash expense related to our stock-based compensation plans of $3,437, $2,903 and $2,629 for the years ended June 30, 2009, 2008 and 2007, respectively, all of which is included in general and administrative expenses in the consolidated statements of income. The total income tax benefit associated with non-cash stock compensation expense was $1,342, $1,134 and $1,027 for the years ended June 30, 2009, and 2008 and 2007, respectively. As of June 30, 2009, there were 2,466 shares available for future issuance under our stock-based compensation plans.
Stock Options
For purposes of determining compensation expense for stock option awards, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model for options granted during fiscal 2009, 2008 and 2007 were as follows:

	Years Ended June 30,
	2009	2008	2007

Dividend yield	—	—	—
Risk-free interest rate	1.87% – 3.00%	3.21% – 3.53%	4.64% – 4.92%
Expected volatility	0.38	0.36 – 0.38	0.29 – 0.30
Expected life	6.0 years	6.0 – 6.5 years	5.0 – 6.5 years

The dividend yield assumption is based on our current intent not to issue dividends. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. We have limited trading history beginning July 27, 2005; as such our expected volatility is based on the average long-term historical volatilities of peer companies. Also, due to our limited trading history, we are using the “simplified method” to calculate expected holding periods as allowed under the provisions of SAB 107, which represents the period of time that options granted are expected to be outstanding.
A summary of stock option activity for the year ended June 30, 2009, is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Life (years)	Value

Options outstanding, June 30, 2008	2,644	$9.96
Exercised	(42)	$5.84
Forfeited	(33)	$15.33
Granted	371	$11.75

Options outstanding, June 30, 2009	2,940	$10.19	5.6	$10,918

Options vested and expected to vest, June 30, 2009	2,825	$10.10	5.7	$10,017

Options exercisable, June 30, 2009	2,017	$4.95	3.9	$9,509

The weighted-average grant-date fair value of options granted during fiscal 2009, 2008 and 2007 was $4.19, $6.65 and $7.06, respectively. The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $415, $2,695 and $3,722, respectively.
As of June 30, 2009, there was $3,580 of unrecognized compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.1 years.
Cash received from option exercises for the years ended June 30, 2009, 2008 and 2007 was $242, $1,008 and $1,952, respectively. The actual tax benefit realized from option exercises totaled $225, $1,100 and $1,500 for the years ended June 30, 2009, 2008 and 2007, respectively.
Other Stock-Based Compensation
A summary of restricted stock activity for the year ended June 30, 2009 is presented below:

		Weighted
		Average Grant-
	Shares	Date Fair Value

Non-vested shares, June 30, 2008	290	$13.40
Granted	181	$12.75
Vested	(72)	$7.62
Forfeited	(10)	$13.33

Non-vested shares, June 30, 2009	389	$14.16

The fair value of restricted stock awards is estimated based on the average of our high and low stock price on the date of grant, and, for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for estimated forfeitures. As of June 30, 2009, there was $2,878 of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the years ended June 30, 2009, 2008 and 2007 was $149, $773 and $117, respectively.

In addition, we recorded non-cash compensation expense of $250 in both of the years ended June 30, 2008 and 2007, related to an annual bonus of unrestricted and fully vested shares of common stock granted to our Chief Executive Officer pursuant to his employment agreement. This specific equity award was eliminated pursuant to a change in the employment agreement of our Chief Executive Officer in fiscal 2009.
Employee Stock Purchase Plan
In September 2005, we adopted an Employee Stock Purchase Plan (the “ESPP”) that was approved by stockholders in December 2005. Under the ESPP, shares of our common stock are purchased during offerings commencing on January 1 of each year. The first offering period under the ESPP commenced on January 1, 2006. Shares are purchased at three-month intervals at 95% of the fair market value on the last trading day of each three-month purchase period. Employees may purchase shares having a value not exceeding 20% of their annual compensation, or $25, whichever is less. During the fiscal year ended June 30, 2009, employees purchased 51 shares at an average price of $11.10 per share. During the fiscal year ended June 30, 2008, employees purchased 36 shares at an average price of $15.51 per share. During the fiscal year ended June 30, 2007, employees purchased 42 shares at an average price of $16.45 per share. At June 30, 2009, there were 348 shares of common stock reserved for future issuance under the ESPP.
13. Earnings Per Share
The following table sets forth the calculations of basic and diluted earnings per share:

	Years Ended June 30,
	2009	2008	2007

Basic:
Net income	$31,569	$20,249	$18,357

Weighted average common shares	33,023	32,810	32,416

Basic earnings per share	$0.96	$0.62	$0.57

Diluted:
Net income	$31,569	$20,249	$18,357

Weighted average common shares	33,023	32,810	32,416
Potential common stock arising from stock options and restricted stock	718	856	950

Weighted average common shares — diluted	33,741	33,666	33,366

Diluted earnings per share	$0.94	$0.60	$0.55

Outstanding options and restricted stock awards equivalent to 1,465, 444 and 298 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended June 30, 2009, 2008 and 2007, respectively, because their effect would have been anti-dilutive.
14. Leases
We lease various technology hardware; real estate used as engineering offices, satellite offices or storage facilities; and two airplanes under operating leases with terms ranging from one to ten years. We also rent various vehicles and equipment on short-term, month-to-month leases. Many of these leases have automatic renewal features and we have no material escalation clauses. At June 30, 2009, the future minimum lease payments under the operating leases are as follows:

2010	$8,891
2011	7,984
2012	5,274
2013	3,450
2014	2,881
Thereafter	5,458

$33,938

Rent expense related to operating leases was approximately $4,986, $2,856 and $3,083 for the years ended June 30, 2009, 2008 and 2007, respectively. We do not have any leases that are classified as capital leases for any of the periods presented in these financial statements.
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
For the year ended June 30, 2008, due to forfeitures, we recorded deferred compensation income of $620. Accretion of interest on deferred compensation liabilities was $725, $1,243 and $1,295 for the years ended June 30, 2009, 2008 and 2007, respectively, and is included in interest expense on the consolidated statements of income.
The following table sets forth the approximate amounts of deferred compensation remaining to be paid in each of the five years ended June 30 and thereafter:

2010	$1,402
2011	—
2012	—
2013	1,659
2014	—
Thereafter	6,602

Total	9,663
Less amount representing interest	(2,698)

Present value of expected payments	6,965
Less current portion	(1,402)

Deferred compensation, net of current portion	$5,563

16. Financial Instruments
Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Due to the high-credit quality of our customers, credit risk relating to accounts receivable is limited and credit losses have generally been within management’s estimates. We perform periodic credit evaluations of our customers’ financial condition, but generally do not require collateral. Duke Energy accounted for approximately 20.1%, 19.9%, and 15.6% of our total revenues for fiscal 2009, 2008 and 2007, respectively. We had accounts receivable from one customer of $13,061 and $13,433 at June 30, 2009 and 2008, respectively.
At June 30, 2009 and 2008, we had cash in excess of federally insured limits on deposit with a financial institution of approximately $43,057 and $11,236, respectively.
Off-Balance Sheet Risk
For both June 30, 2009 and 2008, we had letters of credit outstanding totaling $23,640, as required by our workers’ compensation, general liability and vehicle liability insurance providers and to the surety bond holder.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The carrying value of our debt approximates fair value based on the market-determined, variable interest rates.
17. Related Party Transactions and Agreements
Stockholders Agreement
We, LGB Pike II LLC, a company affiliated with Lindsay Goldberg, and certain other stockholders, including certain of our executive officers, are parties to a stockholders agreement dated April 18, 2002, as amended, which provides such stockholders registration rights for the shares of our common stock they hold. Specifically, each of the stockholders party to the stockholders agreement has “piggyback” registration rights where, if we propose to register any of our securities for sale for our own account, other than a registration in connection with an employee benefit or similar plan or an acquisition or an exchange offer, we will be required to provide them the opportunity to participate in such registration. In addition to its piggyback registration rights, LGB Pike II LLC and its affiliates have the right to require us to file registration statements, or “demand registrations,” covering shares of our common stock that they hold. On September 7, 2006, we filed a registration statement registering the resale of 8,000,000 shares of our common stock held by LGB Pike II LLC, which was declared effective by the SEC on September 20, 2006. The stockholders agreement also provides that J. Eric Pike will have the right to a seat on our board of directors so long as he serves as our Chief Executive Officer and controls at least 1,321,965 shares of the Company’s common stock. So long as Mr. Pike has the right to a seat on the board of directors, LGB Pike II LLC and its affiliates are required to vote their shares of common stock in favor of Mr. Pike’s election as a director.
18. Commitments and Contingencies
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

Purchase Obligations
As of June 30, 2009, we had $11,090 in purchase obligations related to materials and subcontractor services for customer contracts, all of which are expected to be completed within 12 months.
Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2009, we had $91,451 in surety bonds outstanding, and we also had provided collateral in the form of letters of credit to sureties in the amount of $4,000. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Electric Corporation, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers.
Indemnities
We have indemnified various parties against specified liabilities that those parties might incur in the future in connection with our previous acquisitions of certain companies. We also generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of June 30, 2009, we were not aware of circumstances that would lead to future indemnity claims against us for material amounts in connection with these indemnity obligations.
19. Quarterly Data — Unaudited
The following table presents the quarterly operating results for the years ended June 30, 2009 and 2008:

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
Fiscal 2009:
Revenues	$185,506	$144,586	$154,921	$128,462
Gross profit	44,961	18,436	28,129	18,747
Net income	18,269	2,571	8,270	2,458
Basic earnings per share	$0.55	$0.08	$0.25	$0.07
Diluted earnings per share	$0.54	$0.08	$0.25	$0.07

Fiscal 2008:
Revenues	$139,735	$143,116	$131,362	$137,816
Gross profit	23,278	24,463	20,755	23,208
Net income	5,283	5,079	4,283	5,603
Basic earnings per share	$0.16	$0.15	$0.13	$0.17
Diluted earnings per share	$0.16	$0.15	$0.13	$0.17
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
There has been no change in our internal control over financial reporting during fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For information with respect to our executive officers, see “Executive Officers” section of the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to our Directors, see the “Proposal 1: Election of Directors” section of the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Board of Directors Information — Board Committees” section of the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.
We have adopted a written code of conduct, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act (the “Code of Ethics”). The Code of Ethics applies to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and any other person performing similar functions. The Code of Ethics is available on our website at www.pike.com. We intend to disclose any substantive amendments to, or waivers from, our Code of Ethics on our website or in a report on Form 8-K. We have filed as exhibits to this Form 10-K the officer certifications required by Section 302 of the Sarbanes-Oxley Act, and we submitted the required annual CEO certification to the NYSE in fiscal 2009 without any qualifications.
There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since October 23, 2008, which is the date of our last proxy statement.

ITEM 11. EXECUTIVE COMPENSATION
For information with respect to executive and director compensation, see the “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Report of the Compensation Committee” and “The Board of Directors — Director Compensation” sections of the Proxy Statement for the 2009 Annual Meeting of Stockholders, which are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For information with respect to security ownership of certain beneficial owners and management, see the “Security Ownership of Certain Beneficial Owners and Management” section of the Proxy Statement for the 2009 Annual Meeting of Stockholders, which are incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Securities Authorized for Issuance under our Equity Compensation Plan” section of the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For information with respect to certain relationships and related transactions, see the “Certain Relationships and Related Party Transactions” section of the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “The Board of Directors — Director Independence” section of the Proxy Statement for the 2009 Annual Meeting of Stockholders regarding director independence, which are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
For information with respect to principal accountant fees and services, see the “Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Proxy Statement for the 2009 Annual Meeting of Stockholders, which is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a)	Financial Information
(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedule: See “Schedule II — Valuation and Qualifying Accounts” of this Form 10-K.

(3)	Exhibits

See (b) below.
b)	Exhibits

See Exhibit Index on page 66.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE ELECTRIC CORPORATION (Registrant)
Date: September 1, 2009	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Eric Pike J. Eric Pike	Chairman, Chief Executive Officer and President	September 1, 2009

/s/ Anthony K. Slater Anthony K. Slater	Executive Vice President and Chief Financial Officer	September 1, 2009

/s/ Gary D. Waldman Gary D. Waldman	Chief Accounting Officer	September 1, 2009

/s/ Charles E. Bayless Charles E. Bayless	Director	September 1, 2009

/s/ Adam P. Godfrey Adam P. Godfrey	Director	September 1, 2009

/s/ James R. Helvey III James R. Helvey III	Director	September 1, 2009

/s/ Robert D. Lindsay Robert D. Lindsay	Director	September 1, 2009

/s/ Daniel J. Sullivan Daniel J. Sullivan	Director	September 1, 2009

/s/ Louis F. Terhar Louis F. Terhar	Director	September 1, 2009

SCHEDULE II
PIKE ELECTRIC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007

	Balance at	Charged to			Balance at
	Beginning	Revenue or			End of
Description	of Period	Expense	Deductions		Period
	(in thousands)
Year ended June 30, 2009:
Allowance for doubtful accounts	$699	$1,058	$(861	)(1)	$896
Insurance claim reserve	38,857	41,621	(44,539	)(2)	35,939

Year ended June 30, 2008:
Allowance for doubtful accounts	$942	$497	$(740	)(1)	$699
Insurance claim reserve	39,295	39,799	(40,237	)(2)	38,857

Year ended June 30, 2007:
Allowance for doubtful accounts	$2,432	$520	$(2,010	)(1)	$942
Insurance claim reserve	35,675	40,010	(36,390	)(2)	39,295

(1)	Represents uncollectible accounts written off, net of recoveries.

(2)	Represents claim payments for self-insured claims.

EXHIBIT INDEX

EXHIBIT
NO.		DESCRIPTION

2.1
Asset Purchase Agreement dated June 18, 2008 by and among Pike Electric, Inc., Shaw Energy Delivery Services, Inc., Pike Electric Corporation and The Shaw Group, Inc., as amended on August 14, 2008 (Incorporated by reference to Exhibit 2.1 on our Form 8-K filed September 3, 2008)

3.1		Certificate of Incorporation of Pike Electric Corporation (Incorporated by reference to Exhibit 3.1 on our Registration Statement on Form S-1/A filed July 11, 2005)

3.2		Amended and Restated Bylaws of Pike Electric Corporation, as of April 30, 2009 (Incorporated by reference to Exhibit 3.1 on our Form 8-K filed May 5, 2009)

4.1		Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 on our Registration Statement on Form S-1/A filed July 22, 2005)

4.2		Senior Indenture (Incorporated by reference to Exhibit 4.1 on our Registration Statement on Form S-3 filed July 16, 2009)

4.3		Subordinated Indenture (Incorporated by reference to Exhibit 4.2 on our Registration Statement on Form S-3 filed July 16, 2009)

10.1
Sixth Amendment and Restatement Agreement, dated as of July 29, 2009, to the Amended and Restated Credit Agreement among Pike Electric Corporation, Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed August 3, 2009)

10.2
Second Amended and Restated Credit Agreement, dated as of July 29, 2009, among Pike Electric Corporation, Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed August 3, 2009)

10.3
Stockholders Agreement, dated April 18, 2002, among Pike Holdings, Inc., LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.6 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.4
Addendum, dated June 13, 2005, to the Stockholders Agreement dated April 18, 2002, among Pike Holdings, Inc., LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.13 on our Registration Statement on Form S-1/A filed July 11, 2005)

10.5
Amendment, dated July 21, 2005, to the Stockholders Agreement dated April 18, 2002, among Pike Electric Corporation as successor to Pike Holdings, Inc., LGB Pike II LLC as successor to LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.16 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.6	*	2005 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.7	*	2002 Stock Option Plan A (Incorporated by reference to Exhibit 10.2 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.8	*	2002 Stock Option Plan B (Incorporated by reference to Exhibit 10.3 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.9	*	2005 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.15 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.10	*	2008 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed December 11, 2007)

10.11	*	Form of Stock Option Award Agreement (filed herewith)

10.12	*	Form of Restricted Share Award Agreement (filed herewith)

EXHIBIT
NO.		DESCRIPTION

10.13	*	Form of Restricted Stock Unit Award Agreement (filed herewith)

10.14	*	Form of Director Restricted Stock Award Agreement (filed herewith)

10.15	*	Management Incentive Plan (filed herewith)

10.16	*	Director Compensation Summary (filed herewith)

10.17	*
Amended and Restated Employment Agreement between Pike Electric Corporation and J. Eric Pike, dated as of September 24, 2008 (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed September 29, 2008)

10.18	*
First Amendment to Amended and Restated Employment Agreement, dated May 1, 2009, by and between Pike Electric Corporation and J. Eric Pike (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed May 5, 2009)

10.19	*	Form of Employment Agreement between Pike Electric Corporation and its executive officers (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed June 12, 2009)

10.20	*	Form of Indemnification Agreement between Pike Electric Corporation and its Directors (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed May 5, 2009)

21.1		List of subsidiaries of Pike Electric Corporation (filed herewith)

23.1		Consent of Ernst & Young LLP (filed herewith)

31.1		Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2		Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Indicates a management contract or compensatory plan or arrangement.