Form 10-Q
period 2009-09-30
Pike Electric CORP
filed 2009-11-09
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2009, there were 33,466,114 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,443	$43,820
Accounts receivable from customers, net	53,846	57,766
Costs and estimated earnings in excess of billings on uncompleted contracts	51,575	46,674
Inventories	7,959	7,718
Prepaid expenses and other	6,991	6,306
Deferred income taxes	12,170	13,649

Total current assets	174,984	175,933
Property and equipment, net	216,545	222,539
Goodwill	106,865	106,865
Other intangibles, net	39,168	40,139
Deferred loan costs, net	4,380	2,028
Other assets	1,464	1,465

Total assets	$543,406	$548,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,607	$13,231
Accrued compensation	23,909	23,002
Billings in excess of costs and estimated earnings on uncompleted contracts	1,829	5,176
Accrued expenses and other	7,228	8,301
Current portion of deferred compensation	—	1,402
Current portion of insurance and claim accruals	24,412	26,442

Total current liabilities	74,985	77,554
Long-term debt	140,500	140,500
Insurance and claim accruals, net of current portion	7,825	7,335
Deferred compensation, net of current portion	5,632	5,563
Deferred income taxes	55,126	57,251
Other liabilities	3,364	3,801
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 33,474 and 33,462 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively	6,427	6,427
Additional paid-in capital	154,216	153,035
Accumulated other comprehensive loss, net of taxes	(576)	(1,109)
Retained earnings	95,907	98,612

Total stockholders’ equity	255,974	256,965

Total liabilities and stockholders’ equity	$543,406	$548,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2009	2008

Revenues	$127,220	$185,506
Cost of operations	115,525	140,545

Gross profit	11,695	44,961
General and administrative expenses	13,123	13,301
Loss on sale and impairment of property and equipment	661	242

(Loss) income from operations	(2,089)	31,418
Other expense (income):
Interest expense	2,371	2,335
Other, net	(101)	(207)

Total other expense	2,270	2,128

(Loss) income before income taxes	(4,359)	29,290
Income tax (benefit) expense	(1,654)	11,021

Net (loss) income	$(2,705)	$18,269

(Loss) earnings per share:
Basic	$(0.08)	$0.55

Diluted	$(0.08)	$0.54

Shares used in computing (loss) earnings per share:
Basic	33,077	32,987

Diluted	33,077	33,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(2,705)	$18,269
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,243	9,373
Non-cash interest expense	510	254
Deferred income taxes	(987)	89
Loss on sale and impairment of property and equipment	661	242
Equity compensation expense	1,083	637
Excess tax expense (benefit) from stock-based compensation	33	(167)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(981)	(48,841)
Inventories, prepaid expenses and other	(104)	(722)
Insurance and claim accruals	(1,540)	(1,558)
Accounts payable and other	1,286	25,556
Deferred compensation	(1,402)	(3,709)

Net cash provided by (used in) operating activities	5,097	(577)

Cash flows from investing activities:
Purchases of property and equipment	(4,680)	(3,938)
Business acquisitions, net	—	(25,882)
Net proceeds from sale of property and equipment	902	2,272

Net cash used in investing activities	(3,778)	(27,548)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	27,930
Repayments under revolving credit facility	—	(10,560)
Proceeds from exercise of stock options and employee stock purchases	129	285
Excess tax (expense) benefit from stock-based compensation	(33)	167
Deferred loan costs	(2,792)	—

Net cash (used in) provided by financing activities	(2,696)	17,822

Net decrease in cash and cash equivalents	(1,377)	(10,303)
Cash and cash equivalents beginning of year	43,820	11,357

Cash and cash equivalents end of period	$42,443	$1,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2009 and 2008
(In thousands, except per share amounts)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Pike Electric Corporation and its wholly-owned subsidiaries (“Pike,” “Pike Electric,” “we,” “us,” and “our”) are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management these financial statements include all adjustments (consisting of normal recurring adjustments) that are considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The balance sheet at June 30, 2009 has been derived from our audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Certain amounts reported previously have been reclassified to conform to the current year presentation. These financial statements should be read in conjunction with our financial statements and related notes included in our report on Form 10-K for the year ended June 30, 2009.
2. Business
Pike Electric is headquartered in Mount Airy, North Carolina and is one of the largest providers of energy solutions for investor-owned, municipal and co-operative utilities throughout the United States. Our comprehensive services include siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems, including renewable energy projects. We operate in one reportable segment and we do not have operations or assets outside the United States.
We monitor revenue by two categories of services: core and storm restoration. We use this breakdown because core services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, and storm restoration revenues represent additional revenue opportunities that depend on weather conditions.
The table below sets forth our revenues by category of service for the periods indicated:

	Three Months Ended
	September 30,
	2009		2008
Core services	124,713	$98.0%	$107,836	58.1%
Storm restoration services	2,507	2.0%	77,670	41.9%

Total	$127,220	100.0%	$185,506	100.0%

3. Acquisition of Energy Delivery Services
On September 1, 2008, we acquired substantially all of the assets of Shaw Energy Delivery Services, Inc. (“EDS”) for $22,632 in cash, including transaction costs, plus the assumption of certain operating liabilities. This acquisition enabled Pike to expand its operations into engineering, design, procurement and construction management services and expand its geographic presence through engineering offices in the Southwest, Pacific Northwest, Northeast and Mid-Atlantic markets. In addition, the acquisition added talented workforce and equipment for transmission projects up to 345 kilovolt with substation construction capabilities and an operational team focused on renewable energy projects.

The financial results of the operations of EDS have been included in our consolidated financial statements since the date of the acquisition. The following unaudited pro forma statement of income data gives effect to the acquisition of EDS as if it had occurred on July 1, 2008. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented.

	Three Months Ended
	September 30,
	2009	2008
Revenues	$127,220	$203,554

Net (loss) income	$(2,705)	$17,833

Basic (loss) earnings per common share	$(0.08)	$0.54

Diluted (loss) earnings per common share	$(0.08)	$0.53

4. Credit Facility
On July 29, 2009, we entered into an amended and restated secured bank credit agreement (“Amended Credit Agreement”), which replaced our prior credit facility (“Original Credit Facility”). The Amended Credit Agreement: (i) extended the maturity of the revolving facility from July 1, 2010 to July 1, 2012; (ii) increased availability under the revolving facility from $90,000 to $115,000; (iii) increased the interest rate on the revolving facility by 2.0%; (iv) increased the aggregate dollar limits on our ability to invest in joint ventures, transfer assets to foreign subsidiaries, make earn-out payments, use unsecured debt, lease equipment, repurchase debt, pay dividends and repurchase equity; and (v) increased the letter of credit limit from $50,000 to $90,000, with the addition of an additional $25,000 cash collateralized letter of credit facility at our option. The financial covenants in the credit facility remained unchanged in the Amended Credit Agreement.
We paid and capitalized $2,851 of fees related to the Amended Credit Agreement that are being amortized on a straight-line basis as part of interest expense over the remaining term of the revolving facility. During the three months ended September 30, 2009, we immediately recognized expense for $112 in deferred loan costs associated with the Original Credit Facility, which was related to costs assigned to parties not involved in the amended revolving facility. We continue to amortize, over the remaining term of the related debt using the effective-interest method, $13,071 in deferred loan costs related to the Original Credit Facility. At September 30, 2009, accumulated amortization related to deferred loan costs was $11,543.
In addition to the revolving facility, the Amended Credit Agreement includes a $300,000 term loan due July 1, 2012 and a $150,000 term loan due December 10, 2012, of which we had $140,500 outstanding at September 30, 2009. The Amended Credit Agreement is secured by substantially all of our assets and contains a number of affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, restricted payments, and a requirement to maintain certain financial ratios. Pursuant to the terms of the Amended Credit Agreement, we may prepay any loans under the agreement in whole or in part without penalty.
The term loans bear interest at a variable rate at our option of either (a) the Alternate Base Rate, defined as the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus a margin ranging from 0.50% to 0.75% or (b) LIBOR plus a margin ranging from 1.50% to 1.75%. The margins are applied based on our leverage ratio, which is computed quarterly. At September 30, 2009, the LIBOR margin was 1.50%. At September 30, 2009, our interest rate for both term loans was 1.75%.
Advances made under the revolving facility bear interest at a variable rate at our election of either (a) the Alternate Base Rate as defined, plus a margin ranging from 2.50% to 3.00% or (b) LIBOR plus a margin ranging from 3.50% to 4.00%. The margins are applied based on our leverage ratio, which is computed quarterly. At September 30, 2009, the LIBOR margin was 3.50%. The borrowing availability under the revolving credit facility was $93,360 as of September 30, 2009 (after giving effect to outstanding standby letters of credit of $21,640). We are subject to a commitment fee of 0.75% and letter of credit fees between 3.75% and 4.25% based on our leverage ratio.

5. Stock-Based Compensation
Compensation expense related to stock-based compensation plans was $1,083 and $637 for the three months ended September 30, 2009 and September 30, 2008, respectively. The income tax benefit recognized for stock-based compensation arrangements was $423 and $249 for the three months ended September 30, 2009 and September 30, 2008, respectively.
6. Property and Equipment
Amounts reported as loss on sale and impairment of property and equipment relate primarily to aging, damaged or excess fleet equipment. Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market. Assets held for sale totaled $1,501 and $825 at September 30, 2009 and June 30, 2009, respectively, and is included in prepaid expenses and other in the condensed consolidated balance sheets. Substantially all of the assets held for sale at September 30, 2009 are expected to be sold in the next six months.
7. (Loss) Earnings Per Share
The following table sets forth the calculations of basic and diluted (loss) earnings per share:

	Three Months Ended
	September 30,
	2009	2008
Basic:
Net (loss) income	$(2,705)	$18,269

Weighted average common shares	33,077	32,987

Basic (loss) earnings per share	$(0.08)	$0.55

Diluted:
Net (loss) income	$(2,705)	$18,269

Weighted average common shares	33,077	32,987

Potential common stock arising from stock options and restricted stock	—	855

Weighted average common shares — diluted	33,077	33,842

Diluted (loss) earnings per share	$(0.08)	$0.54

All outstanding options and restricted stock awards were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2009 because their effect would have been anti-dilutive. Outstanding options and restricted stock awards equivalent to 502 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2008 because their effect would have been anti-dilutive.
8. Fair Value of Financial Instruments
Fair value rules currently apply to all financial assets and liabilities and for certain nonfinancial assets and liabilities that are required to be recognized or disclosed at fair value on a recurring basis. For this purpose, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
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
As of September 30, 2009, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge a portion of our diesel fuel costs and our exposure to interest rate fluctuations. These derivative instruments currently consist of swaps only. See Note 10 for further information on our derivative instruments and hedging activities.
Our interest rate derivative instruments and diesel fuel derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange. The fair values for our interest rate swaps and diesel fuel swaps are based on current settlement values and represent the estimated amount we would have received or paid upon termination of these agreements. The fair values are derived using pricing models that rely on market observable inputs such as yield curves and commodity forward prices, and therefore are classified as Level 2. We also consider counterparty credit risk in our determination of all estimated fair values. We have consistently applied these valuation techniques in all periods presented.
At September 30, 2009, both the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

	September 30,
Description	2009	Level 1	Level 2	Level 3

Interest rate swap agreements	$(944)	$—	$(944)	$—
Diesel fuel swap agreements	55	—	55	—

Total	$(889)	$—	$(889)	$—

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The carrying value of our debt approximates fair value based on the market-determined, variable interest rates.
9. Income Taxes
Effective income tax rates of 37.9% and 37.6% for the three months ended September 30, 2009 and 2008, respectively, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes.

10. Derivative Instruments and Hedging Activities
All derivative instruments are recorded on the consolidated balance sheets at their respective fair values under U.S. GAAP. Changes in fair value are recognized either in earnings or other comprehensive income (loss) (“OCI”), depending on whether the transaction qualifies for hedge accounting and, if so, the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure. The effective portions recorded in OCI are recognized in the statement of operations when the hedged item affects earnings.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates on borrowings under our senior credit facility, which bears interest based on LIBOR, plus an applicable margin dependent upon our leverage ratio. We use derivative financial instruments to manage exposure to fluctuations in interest rates on our senior credit facility.
Effective December 2007, we entered into two interest rate swap agreements with a total notional amount of $100,000 to help manage a portion of our interest risk related to our floating-rate debt. Under both swap agreements, we pay a fixed rate of 3.99% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. Based on our current leverage ratio, these swap agreements effectively fix the interest rate at 5.49% for $100,000 of our term debt. The interest rate swaps qualified for hedge accounting and were designated as cash flow hedges. As determined in accordance with U.S. GAAP, there was no hedge ineffectiveness for the interest rate swaps for the three months ended September 30, 2009 and 2008, respectively. The interest rate swaps expire in December 2009.
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
Diesel Fuel Risk
We have a large fleet of vehicles and equipment that primarily uses diesel fuel. As a result, we have market risk for changes in diesel fuel prices. If diesel prices rise, our gross profit and operating earnings would be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers.
We periodically enter into diesel fuel swaps to decrease our price volatility. As of September 30, 2009, we had hedged 28% of our next 12 months of projected diesel fuel purchases at prices ranging from $2.40 to $3.39 per gallon. We are currently not utilizing hedge accounting for any active diesel fuel derivatives.

Balance Sheet and Statement of Operations Information
The fair value of derivatives at September 30, 2009 and June 30, 2009 is summarized in the table on the following page:

		Asset Derivatives		Liability Derivatives
		Fair Value	Fair Value	Fair Value	Fair Value
		at Sept. 30,	at June 30,	at Sept. 30,	at June 30,
	Balance Sheet Location	2009	2009	2009	2009
Derivatives designated as hedging instruments under U.S. GAAP:
Interest rate swaps	Accrued expenses and other	$—	$—	$944	$1,821

Total derivatives designated as hedging instruments under SFAS 133		$—	$—	$944	$1,821

Derivatives not designated as hedging instruments under U.S. GAAP:
Diesel fuel swaps (gross) (1)	Prepaid expenses and other	$214	$—	$144	$—
Diesel fuel swaps (gross) (1)	Accrued expenses and other	—	259	15	572

Total derivatives not designated as hedging instruments under SFAS 133		$214	$259	$159	$572

Total derivatives		$214	$259	$1,103	$2,393

(1)	The fair values of asset and liability derivatives with the same counterparty are netted on the balance sheet.
The effects of derivative instruments on the condensed consolidated statements of operations for the three months ended September 30, 2009 and 2008 are summarized in the following tables:
Derivatives designated as cash flow hedging instruments under U.S. GAAP:

			Location of Loss	Amount of Loss
	Amount of Gain		Reclassified from	Reclassified from
For the Three Months Ended	Recognized in OCI		Accumulated OCI into	Accumulated OCI into
September 30,	(Effective Portion)		Earnings	Earnings
	2009	2008		2009	2008
Interest rate swaps	$533	$138	Interest expense	$(575)	$(230)

Totals	$533	$138		$(575)	$(230)

Derivatives not designated as cash flow hedging instruments under U.S. GAAP:

	Location of Gain	Amount of Gain (Loss)
For the Three Months Ended	(Loss) Recognized	Recognized in Earnings
September 30,	in Earnings	2009	2008
Diesel fuel swaps	Cost of operations	$368	$(263)

Total		$368	$(263)

The estimated net amount of the existing losses in OCI at September 30, 2009 expected to be reclassified into net earnings with the next three months is $576, as both swaps expire in December 2009. This amount was computed using the fair value of the cash flow hedges at September 30, 2009 and will differ from actual reclassifications from OCI to net earnings during the next three months.
For the three months ended September 30, 2009 and 2008, there were no reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

11. Comprehensive (Loss) Income
The components of comprehensive (loss) income were as follows for the periods presented:

	For the Three Months Ended
	September 30,
	2009	2008
Net (loss) income	$(2,705)	$18,269
Change in fair value of interest rate cash flow hedges, net of income taxes of $342 and $89, respectively	533	138

Comprehensive (loss) income	$(2,172)	$18,407

12. Recent Accounting Pronouncements
FASB Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. This new guidance created the FASB Accounting Standards Codification (“Codification”). The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for us in our first quarter of fiscal 2010. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on our consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.
Accounting for Business Combinations
We adopted new U.S. GAAP guidance related to business combinations beginning in our first quarter of fiscal 2010. The adoption of the new guidance did not have an immediate significant impact on our consolidated financial statements. However, it will impact the accounting for any future business combinations and it will impact the resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, but will now be adjusted to income tax expense, regardless of the date of the original business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, this guidance requires expensing of acquisition-related and restructure-related costs, remeasurement of earn-out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles.
Determination of the Useful Life of Intangible Assets
We adopted new U.S. GAAP guidance concerning the determination of the useful life of intangible assets beginning in our first quarter of fiscal 2010. The adoption of the new guidance did not have a significant impact on our consolidated financial statements. The new guidance amends the factors that are to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows originally used to measure the fair value of the intangible asset under U.S. GAAP.

Measuring Liabilities at Fair Value
In August 2009, the FASB released new guidance concerning measuring liabilities at fair value. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain valuation techniques. Additionally, it clarifies that a reporting entity is not required to adjust the fair value of a liability for the existence of a restriction that prevents the transfer of the liability. This new guidance is effective for our second quarter of fiscal 2010 beginning October 1, 2009. The application of this new guidance is not expected to have a significant impact on our consolidated financial statements.
13. Commitments and Contingencies
Legal Proceedings
We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things: (a) compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract or property damage, (b) punitive damages, civil penalties or other damages, or (c) injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows.
Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of September 30, 2009, we had $100,791 in surety bonds outstanding, and we also had provided collateral in the form of letters of credit to sureties in the amount of $2,000. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Electric Corporation, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers.
Indemnities
We have indemnified various parties against specified liabilities that those parties might incur in the future in connection with our previous acquisitions of certain companies. We also generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of September 30, 2009, we were not aware of circumstances that would lead to future indemnity claims against us for material amounts in connection with these indemnity obligations.
14. Subsequent Events
We have evaluated subsequent events for recognition or disclosure through November 9, 2009, the date these condensed consolidated financial statements were issued, and have determined that no material subsequent events occurred after the balance sheet date but prior to the issuance date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on September 1, 2009 and is available on the SEC’s website at www.sec.gov. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Uncertainty of Forward-Looking Statements and Information” below in this Item 2 and “Risk Factors” in Item 1A of Part II of this Quarterly Report.
Introduction
Pike Electric is headquartered in Mount Airy, North Carolina and is one of the largest providers of energy solutions for investor-owned, municipal and co-operative utilities in the United States. Our comprehensive services include siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems, including renewable energy projects. We operate in one reportable segment and we do not have operations or assets outside the United States.
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
Our service offering now includes the following:

Service	Description

Planning & Siting	Our planning and siting process leverages technology and the collection of environmental, cultural, land use and scientific data to facilitate successful right-of-way negotiations and permitting for powerlines, substations, pipelines and renewable energy installations.

Engineering & Design	We provide design, engineering, procurement and construction (“EPC”), owner engineer, project management, multi-entity coordination, grid integration, balance-of-plant and Thermal Rate solutions for individual or turn-key powerline, substation and renewable energy projects.

Construction	We provide overhead and underground powerline construction, upgrade and extension services (predominately single-pole and H-frame wood, concrete or steel poles) for distribution networks and transmission lines with voltages up to 345kV (“kV”), energized maintenance work for voltages up to 500kV and substation construction and service.

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
Although storm restoration services can generate significant revenues, their unpredictability is demonstrated by comparing our revenues from those services in the last five full fiscal years which have ranged from 8.9% to 25.5% of total revenues. During periods with significant storm restoration work, we generally see man-hours diverted from core work, which decreases core services revenues. The table below sets forth our revenues by category of service for the periods indicated (dollars in millions):

	Three Months Ended
	September 30,
	2009		2008
Core services	$124.7	98.0%	$107.8	58.1%
Storm restoration services	2.5	2.0%	77.7	41.9%

Total	$127.2	100.0%	$185.5	100.0%

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make certain estimates and assumptions for interim financial information that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and other intangible assets, asset lives and salvage values used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies, litigation and stock-based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended June 30, 2009 for further information regarding our critical accounting policies and estimates.
Operational and Other Factors
We are subject to various operational and other factors that can affect our business and results of operations. To mitigate the effects of these factors, we focus on elements of our business we can control, including excellent customer service, safety, employee development and cost control. The statements in this section are based on our current expectations. See “Uncertainty of Forward-Looking Statements and Information.” Certain of these operational and other factors that affect our business include the following:
•	General economic conditions may impact utility maintenance expenditures, and certain of our customers’ powerline maintenance projects may be temporarily deferred. We continue to work closely with all customers to provide a skilled, flexible work force.
•	When we add new customers and arrangements, we generally experience an increase in costs, including the costs of training and outfitting our crews and spending on equipment and specialized tools and supplies. Once the crews and equipment are fully utilized, our margins generally increase over the life of the arrangement.

•	Industry-wide costs for worker’s compensation, medical and general liability insurance could rise at a rate faster than our revenues. We have implemented several safety initiatives designed to reduce incident rates and corresponding insurance costs.

•	There are a limited number of skilled workers who can perform our work. When we experience increased demand in a particular market, labor costs tend to increase. We historically have been able to obtain price increases when we renegotiate rates with our customers to offset these cost increases.

•	We own the vast majority of our equipment and vehicles. Due to decreased demand for our distribution services in recent periods, we maintain certain underutilized equipment and vehicles for future growth. As utility maintenance is deferred our fixed fleet costs will cause a decline in our gross profit percentage.

•	We have a large fleet of vehicles and equipment that primarily use diesel fuel. Fuel costs have been extremely volatile in recent years. We have implemented bulk purchasing in certain areas to lower our fuel costs. We utilize diesel fuel swaps and fixed-price arrangements and may enter into additional diesel fuel derivative instruments and fixed-price arrangements in the future, depending on market conditions.
Results of Operations
The following table sets forth selected statements of operations data as approximate percentages of revenues for the periods indicated:

	Three Months Ended
	September 30,
	2009	2008
Revenues:
Core services	98.0%	58.1%
Storm restoration services	2.0%	41.9%

Total	100.0%	100.0%
Cost of operations	90.8%	75.8%

Gross profit	9.2%	24.2%
General and administrative expenses	10.3%	7.2%
Loss on sale and impairment of property and equipment	0.5%	0.1%

(Loss) income from operations	-1.6%	16.9%
Interest expense and other, net	1.8%	1.1%

(Loss) income before income taxes	-3.4%	15.8%
Income tax expense	-1.3%	6.0%

Net (loss) income	-2.1%	9.8%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Revenues. Revenues decreased 31.4%, or $58.3 million, to $127.2 million for the three months ended September 30, 2009 from $185.5 million for the three months ended September 30, 2008. The decrease was attributable to a $75.2 million decrease in storm restoration revenues, partially offset by a $16.9 million increase in core revenues.
Our storm restoration revenues are highly volatile and unpredictable. For the three months ended September 30, 2009, storm revenues totaled only $2.5 million. In contrast, primarily due to damages caused by Hurricanes Gustav and Ike, storm revenues totaled $77.7 million for the three months ended September 30, 2008.

Our core revenues increased 15.7% to $124.7 million for the three months ended September 30, 2009 from $107.8 million for the same period in the prior year. Engineering and substation construction revenues related to the September 1, 2008 acquisition of Shaw Energy Delivery Services, Inc. (“EDS”) added approximately $18.9 million in core revenues for the three months ended September 30, 2009 compared to approximately $3.3 million in core revenues for the same quarter of the prior year. Transmission revenues increased by $11.2 million compared to the same period in the prior year. In addition, overhead distribution revenues increased $0.6 million for the three months ended September 30, 2009 compared to the same period in the prior year. Partially offsetting these increases, underground distribution revenues declined $10.3 million for the three months ended September 30, 2009 compared to the same period in the prior year.
The majority of our distribution services are provided to investor-owned, municipal and co-operative utilities under master service agreements (“MSAs”). Services provided under these MSAs include both overhead and underground powerline distribution services. Our MSAs do not guarantee a minimum volume of work. The MSAs provide a framework for core and storm restoration pricing and provide an outline of the service territory in which we will work or the percentage of overall outsourced distribution work we will provide for the customer. Our MSAs also provide a platform for multi-year relationships with our customers. We can easily ramp up staffing for a customer without exhaustive contract negotiations and the MSAs also allow our customers to reduce staffing needs.
Our underground distribution services continue to be impacted by the decrease in new residential housing developments. We began experiencing a decline in underground distribution service revenue in our first fiscal quarter of 2008. Many residential developments utilize underground distribution powerlines for aesthetic reasons and the underground powerlines can be put in place with required cable, phone or gas lines. Continued challenging economic conditions and tight credit markets have also caused our customers to reduce overhead distribution maintenance spending. Our customers face difficulty in obtaining capital for capital projects and are faced with declining power usage from residential and commercial customers. Reducing maintenance expenditures is an action taken by our customers to improve short-term cash flow and operating results. We believe that a significant amount of pent-up demand is building and power system reliability is being challenged. We remain well positioned to benefit from a reacceleration in maintenance spending, which will remain dependent to a large extent on the health of the economy. In addition to our traditional transmission and distribution services, we believe smart-grid technology implementation, the demand for renewable energy solutions, and the anticipated energy infrastructure stimulus plan will continue to highlight the needs for our services.
Gross Profit. Gross profit decreased 74.0% to $11.7 million for the three months ended September 30, 2009 from $45.0 million for the three months ended September 30, 2008. Gross profit as a percentage of revenues decreased to 9.2% for the three months ended September 30, 2009 from 24.2% for the three months ended September 30, 2008. Our gross profit was impacted negatively by the following:
•	A significantly lower mix of storm revenue. Our storm restoration services typically generate a higher profit margin than core services. During a storm response, our storm-assigned crews and equipment are fully utilized. In addition, the overtime typically worked on storm events lowers the ratio of fixed costs to revenue. Storm gross profit margins can vary greatly depending on the geographic area, customer and amount of overtime worked.

•	Distribution margins. Due to the decline in overall distribution demand, we are experiencing compressed margins due to the following: (i) increased level of idle equipment held for an anticipated return of distribution demand, (ii) decreased distribution productivity due to the types of projects being outsourced, (iii) higher average wage rates as we have retained our most experienced workers and (iv) increased overhead as a percentage of revenue as we have maintained field supervision and support for an anticipated return of distribution demand.

•	Lower gross profit margin material procurement services. Material procurement services offered primarily in the engineering, substation and transmission businesses generate lower gross profit margins compared to other core services. We recognized approximately $14.2 million in material procurement revenues for the quarter ended September 30, 2009 compared to approximately $2.9 million for the same period in the prior year.

Partially offsetting those negative impacts was the following:
•	Lower fuel expense as a percentage of revenue. Fuel expense decreased to 4.4% of total revenues for the three months ended September 30, 2009 compared to 6.2% for the same period in the prior year as fuel costs have moderated significantly since the record highs reached during the summer of 2008.
General and Administrative Expenses. General and administrative expenses decreased 1.3% to $13.1 million for the three months ended September 30, 2009 from $13.3 million for the three months ended September 30, 2008. However, as a percentage of revenues, general and administrative expenses increased to 10.3% from 7.2%. The decrease in general and administrative expenses was primarily due to decreased cash incentive compensation expense, partially offset by increased stock-based compensation expense, increased professional fees and increased depreciation expense related to recent software and office equipment additions.
Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment was $0.6 million for the three months ended September 30, 2009 compared to $0.2 million for the three months ended September 30, 2008. The level of losses is affected by several factors, including the timing of the continued replenishment of aging, damaged or excess fleet equipment, and conditions in the market for used equipment. We continually evaluate the depreciable lives and salvage values of our equipment.
Interest Expense and Other, Net. Interest expense and other, net increased 6.7% to $2.3 million for the quarter ended September 30, 2009 from $2.1 million for the quarter ended September 30, 2008. This increase was primarily due to increased amortization of deferred loan costs related to the extension of our revolving credit facility.
Income Tax Benefit or Expense. The income tax benefit was $1.7 million for the three months ended September 30, 2009 compared to income tax expense of $11.0 million for the three months ended September 30, 2008. The effective tax rate was 37.9% and 37.6% for the three months ended September 30, 2009 and September 30, 2008, respectively.
Liquidity and Capital Resources
Our primary cash needs have been for working capital and capital expenditures. Our primary source of cash for the three months ended September 30, 2009 was cash provided by operations. Our primary source of cash for the three months ended September 30, 2008 was cash provided by borrowings under our revolving credit facility.
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
As of September 30, 2009, our cash totaled $42.4 million and we had $93.4 million available under the $115.0 million revolving portion of our senior credit facility (after giving effect to the outstanding balance of $21.6 million of standby letters of credit).
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

Changes in Cash Flows:

	Three Months Ended
	September 30,
	2009	2008
	(In millions)
Net cash provided by (used in) operating activities	$5.1	$(0.6)
Net cash used in investing activities	$(3.8)	$(27.5)
Net cash (used in) provided by financing activities	$(2.7)	$17.8
Net cash provided by operating activities was $5.1 million for the three months ended September 30, 2009 compared to cash used in operations of $0.6 million for the three months ended September 30, 2008. The change in cash flows from operating activities was primarily due to the timing of significant prior year storm restoration revenues, which occurred near the end of the quarter. The storm restoration activity created significant receivable balances as of September 30, 2008, which was only partially offset by the prior year positive difference in net income.
Net cash used in investing activities decreased to $3.8 million for the three months ended September 30, 2009 from $27.5 million for the three months ended September 30, 2008. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers and software purchases for both the implementation of our human resource and payroll system and toward the implementation of our job cost reporting and billings system. The decrease in cash used in investing activities was primarily due to the purchase of EDS during the three months ended September 30, 2008.
Net cash used in financing activities was $2.7 million for the three months ended September 30, 2009 compared to net cash provided by financing activities of $17.8 million for the three months ended September 30, 2008. Our cash used in financing activities during the three months ended September 30, 2009 related to $2.8 million of fees associated with the July 29, 2009 closing of our amended and restated credit agreement. Because of the increased service activity caused by the significant storm restoration activity during the three months ended September 30, 2008, we had an excess of customer billings over customer collections, which led to increased accounts receivables. Therefore, we temporarily utilized borrowings under the revolving portion of our senior credit facility to satisfy our working capital needs.
Senior Credit Facility
On July 29, 2009, we entered into an amended and restated credit agreement that replaced our existing credit facility. The amended credit agreement: (i) extended the maturity of the revolving facility from July 1, 2010 to July 1, 2012; (ii) increased availability under the revolving facility from $90.0 million to $115.0 million; (iii) increased the interest rate on the revolving facility by 2.0%; (iv) increased the aggregate dollar limits on our ability to invest in joint ventures, transfer assets to foreign subsidiaries, make earn-out payments, use unsecured debt, lease equipment, repurchase debt, pay dividends and repurchase equity; and (v) increased the letter of credit limit from $50.0 million to $90.0 million, with the addition of an additional $25.0 million cash collateralized letter of credit facility at our option. The financial covenants in the credit facility remained unchanged in the restated credit agreement.
As of September 30, 2009, we had $140.5 million of term loan outstanding under our amended credit agreement. As of September 30, 2009, our borrowing availability under the $115.0 million revolving portion of our amended credit agreement was $93.4 million (after giving effect to the outstanding balance of $21.6 million of outstanding standby letters of credit). The obligations under our amended credit agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.

Our amended credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and other restricted payments. Among these covenants, our amended credit agreement includes a requirement that we maintain: (i) a leverage ratio (as defined in the senior credit facility; measured on a trailing four-quarter basis) of no more than 3.25 to 1.0 as of the last day of each fiscal quarter, with declining ratios at June 30 each year, down to 2.25 on June 30, 2012, and (ii) a cash interest coverage ratio (as defined in the senior credit facility; measured on a trailing four-quarter basis) of at least 3.5 to 1.0 as of the last day of each fiscal quarter. The amended credit agreement also contains an excess cash provision which could require us to make debt payments, if the leverage ratio is 2.0 or higher at June 30 of each year, based on a defined calculation. As of September 30, 2009, we were in compliance with all of our debt covenants, including those noted above, with a leverage ratio of 2.04 to 1.00 and a cash interest coverage ratio of 9.20 to 1.00.
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
Letters of Credit
Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. As of September 30, 2009, we had $21.6 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes.

Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of September 30, 2009, we had $100.8 million in surety bonds outstanding, and we also had provided collateral in the form of a letter of credit to sureties in the amount of $2.0 million, which is included in the total letters of credit outstanding above. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.
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
Recent Accounting Pronouncements
See Note 12, “Recent Accounting Pronouncements,” to our Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

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
•	our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business will not have a material adverse effect on our results of operation or financial position;

•	our belief that a significant amount of pent-up demand is building and power system reliability is being challenged and that we remain well positioned to benefit from a reacceleration in maintenance spending, which will remain dependent to a large extent on the health of the economy;

•	our belief that smart-grid technology implementation, the demand for renewable energy solutions and the anticipated energy infrastructure stimulus plan will continue to highlight the needs for our services;
•	our expectation that current volatility in the capital markets will not have a material impact on the principal amounts of our cash investments;

•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future;

•	our belief that it is unlikely that any material claims will be made under a letter of credit in the foreseeable future;

•	our belief that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future;

•	our expectation that certain recent accounting pronouncements will have no material effect on our consolidated financial statements; and

•	our expectation that substantially all the assets held for sale at September 30, 2009 will be sold during the next six months.
These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances, and involve risks and uncertainties that may cause actual future activities and results of operations to be materially different from historical or anticipated results. Factors that could impact those differences or adversely affect future periods include, but are not limited to, the factors set forth in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended June 30, 2009.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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
As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, except for the addition of the following risk factor:
Changes in our decisions concerning underutilized equipment could affect our results of operations and financial condition. We own the vast majority of our equipment and vehicles. Decreased demand for our distribution services in recent periods has resulted in underutilized equipment and vehicles. We currently hold the majority of these assets for future growth. If we decide to sell a large portion of our underutilized equipment and vehicles, we may incur impairment charges that may be material to our financial statements.

Item 6. Exhibits

Exhibit		Description

3.1		Certificate of Incorporation of Pike Electric Corporation (Incorporated by reference to Exhibit 3.1 on our Registration Statement on Form S-1/A filed July 11, 2005)

3.2		Amended and Restated Bylaws of Pike Electric Corporation, as of April 30, 2009 (Incorporated by reference to Exhibit 3.1 on our Form 8-K filed May 5, 2009)

10.1	*	Director Compensation Summary (filed herewith)

31.1		Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2		Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

PIKE ELECTRIC CORPORATION (Registrant)
Date: November 9, 2009	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: November 9, 2009	By:	/s/ Anthony K. Slater
Anthony K. Slater
Executive Vice President and Chief Financial Officer