Form 10-Q
period 2009-12-31
Pike Electric CORP
filed 2010-02-08
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 5, 2010, there were 33,509,387 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,866	$43,820
Accounts receivable from customers, net	64,624	57,766
Costs and estimated earnings in excess of billings on uncompleted contracts	53,225	46,674
Inventories	7,403	7,718
Prepaid expenses and other	5,338	5,481
Assets held for sale	5,361	825
Deferred income taxes	11,989	13,649

Total current assets	180,806	175,933
Property and equipment, net	199,415	222,539
Goodwill	106,239	106,865
Other intangibles, net	38,710	40,139
Deferred loan costs, net	3,999	2,028
Other assets	1,898	1,465

Total assets	$531,067	$548,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,052	$13,231
Accrued compensation	20,148	23,002
Billings in excess of costs and estimated earnings on uncompleted contracts	4,062	5,176
Accrued expenses and other	6,604	8,301
Current portion of deferred compensation	—	1,402
Current portion of insurance and claim accruals	25,056	26,442

Total current liabilities	69,922	77,554
Long-term debt	140,500	140,500
Insurance and claim accruals, net of current portion	7,506	7,335
Deferred compensation, net of current portion	5,703	5,563
Deferred income taxes	51,407	57,251
Other liabilities	3,144	3,801
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 33,509 and 33,462 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively	6,427	6,427
Additional paid-in capital	155,254	153,035
Accumulated other comprehensive loss, net of taxes	—	(1,109)
Retained earnings	91,204	98,612

Total stockholders’ equity	252,885	256,965

Total liabilities and stockholders’ equity	$531,067	$548,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues	$135,198	$144,586	$262,418	$330,093
Cost of operations	118,262	126,150	233,787	266,696

Gross profit	16,936	18,436	28,631	63,397
General and administrative expenses	13,131	11,169	26,254	24,470
Loss on sale and impairment of property and equipment	301	612	962	854
Restructuring expenses	8,924	—	8,924	—

(Loss) income from operations	(5,420)	6,655	(7,509)	38,073
Other expense (income):
Interest expense	2,273	2,730	4,644	5,066
Other, net	(78)	(301)	(179)	(508)

Total other expense	2,195	2,429	4,465	4,558

(Loss) income before income taxes	(7,615)	4,226	(11,974)	33,515
Income tax (benefit) expense	(2,912)	1,655	(4,566)	12,675

Net (loss) income	$(4,703)	$2,571	$(7,408)	$20,840

(Loss) earnings per share:
Basic	$(0.14)	$0.08	$(0.22)	$0.63

Diluted	$(0.14)	$0.08	$(0.22)	$0.62

Shares used in computing (loss) earnings per share:
Basic	33,134	33,012	33,106	32,999

Diluted	33,134	33,699	33,106	33,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(7,408)	$20,840
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	18,298	18,820
Non-cash interest expense	961	767
Deferred income taxes	(4,896)	(1,283)
Loss on sale and impairment of property and equipment	962	854
Restructuring expenses, non-cash	7,899	—
Equity compensation expense	2,306	1,497
Excess tax expense (benefit) from stock-based compensation	43	(168)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(13,409)	(11,388)
Inventories, prepaid expenses and other	610	(1,989)
Insurance and claim accruals	(1,215)	469
Accounts payable and other	(3,722)	(1,648)
Deferred compensation	(1,402)	(3,710)

Net cash (used in) provided by operating activities	(973)	23,061

Cash flows from investing activities:
Purchases of property and equipment	(9,337)	(10,432)
Business acquisitions, net	—	(22,635)
Net proceeds from sale of property and equipment	2,235	3,649

Net cash used in investing activities	(7,102)	(29,418)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	84,705
Repayments under revolving credit facility	—	(84,705)
Stock option and employee stock purchase activity, net	(44)	423
Excess tax (expense) benefit from stock-based compensation	(43)	168
Deferred loan costs	(2,792)	—

Net cash (used in) provided by financing activities	(2,879)	591

Net decrease in cash and cash equivalents	(10,954)	(5,766)
Cash and cash equivalents beginning of year	43,820	11,357

Cash and cash equivalents end of period	$32,866	$5,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2009 and 2008
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
The table below sets forth our revenues by category of service for the periods indicated:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2009		2008		2009		2008
Core services	$117,230	86.7%	$133,695	92.5%	$241,944	92.2%	$241,532	73.2%
Storm restoration services	17,968	13.3%	10,891	7.5%	20,474	7.8%	88,561	26.8%

Total	$135,198	100.0%	$144,586	100.0%	$262,418	100.0%	$330,093	100.0%

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

	Six months ended
	December 31,
	2009	2008
Revenues	$262,418	$348,141

Net (loss) income	$(7,408)	$20,351

Basic (loss) earnings per common share	$(0.22)	$0.62

Diluted (loss) earnings per common share	$(0.22)	$0.60

4. Restructuring Expenses
During the three months ended December 31, 2009, we initiated plans to implement cost restructuring measures in our distribution operations and support services. The cost restructuring initiatives included reductions in headcount, pay levels and employee benefits in distribution operations and support services, and the disposition of excess fleet assets. We have made these changes in order to improve our efficiency and to better align our costs with the current operating environment.
We recorded a pre-tax restructuring charge related to these measures of $8,924 for our fiscal quarter ended December 31, 2009, comprised of $1,025 for severance and other termination benefits and a $7,899 non-cash writedown of fleet and other fixed assets to be disposed. The following table summarizes the restructuring activity during the three months ended December 31, 2009:

	One-Time
	Employee
	Termination	Fixed Asset
Description	Benefits	Writedowns	Total
Accrued restructuring balance as of September 30, 2009	$—	$—	$—
Costs incurred and charged to expense	1,025	7,899	8,924
Cash payments	(166)	—	(166)
Non-cash settlement	—	(7,899)	(7,899)

Accrued restructuring balance as of December 31, 2009	$859	$—	$859

While substantially all of the cost restructuring initiatives noted above were implemented by the end of our fiscal quarter ended December 31, 2009, the disposition of assets will continue over the next year. As of December 31, 2009 we had received $543 in proceeds from the sale of assets written down in connection with the restructuring. The carrying value of the remaining assets to be disposed of in connection with the restructuring was $4,852 at December 31, 2009 and was included within assets held for sale in the condensed consolidated balance sheets.
We anticipate that substantially all termination benefits associated with the headcount reductions will be paid by June 30, 2010. At December 31, 2009, the unpaid severance charges of $859 were included within accrued compensation in the condensed consolidated balance sheets.

5. Credit Facility
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
We paid and capitalized $2,851 of fees related to the Amended Credit Agreement that are being amortized on a straight-line basis as part of interest expense over the remaining term of the revolving facility. During the three months ended September 30, 2009, we immediately recognized expense for $112 in deferred loan costs associated with the Original Credit Facility, which was related to costs assigned to parties not involved in the amended revolving facility. We continue to amortize, over the remaining term of the related debt using the effective-interest method, $13,071 in deferred loan costs related to the Original Credit Facility. At December 31, 2009, accumulated amortization related to deferred loan costs was $11,924.
In addition to the revolving facility, the Amended Credit Agreement includes a $300,000 term loan due July 1, 2012 and a $150,000 term loan due December 10, 2012, of which we had $140,500 outstanding at December 31, 2009. The Amended Credit Agreement is secured by substantially all of our assets and contains a number of affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens and restricted payments, and a requirement to maintain certain financial ratios. Pursuant to the terms of the Amended Credit Agreement, we may prepay any loans under the agreement in whole or in part without penalty.
The term loans bear interest at a variable rate at our option of either (a) the Alternate Base Rate, defined as the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus a margin ranging from 0.50% to 0.75% or (b) LIBOR plus a margin ranging from 1.50% to 1.75%. The margins are applied based on our leverage ratio, which is computed quarterly. At December 31, 2009, the LIBOR margin was 1.50%. At December 31, 2009, our interest rate for both term loans was 1.75%.
Advances made under the revolving facility bear interest at a variable rate at our election of either (a) the Alternate Base Rate as defined, plus a margin ranging from 2.50% to 3.00% or (b) LIBOR plus a margin ranging from 3.50% to 4.00%. The margins are applied based on our leverage ratio, which is computed quarterly. At December 31, 2009, the LIBOR margin was 3.50%. The borrowing availability under the revolving credit facility was $90,360 as of December 31, 2009 (after giving effect to outstanding standby letters of credit of $24,640). We are subject to a commitment fee of 0.75% and letter of credit fees between 3.75% and 4.25% based on our leverage ratio.
6. Stock-Based Compensation
Compensation expense related to stock-based compensation plans was $1,222 and $860 for the three months ended December 31, 2009 and December 31, 2008, respectively, and $2,306 and $1,497 for the six months ended December 31, 2009 and December 31, 2008, respectively. The income tax benefit recognized for stock-based compensation arrangements was $423 and $336 for the three months ended December 31, 2009 and December 31, 2008, respectively, and $901 and $585 for the six months ended December 31, 2009 and December 31, 2008, respectively.
7. Property and Equipment
Amounts reported as loss on sale and impairment of property and equipment relate primarily to aging, damaged or excess fleet equipment. Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Substantially all of the assets held for sale at December 31, 2009 are expected to be sold over the next twelve months.

8. (Loss) Earnings Per Share
The following table sets forth the calculations of basic and diluted (loss) earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Basic:
Net (loss) income	$(4,703)	$2,571	$(7,408)	$20,840

Weighted average common shares	33,134	33,012	33,106	32,999

Basic (loss) earnings per share	$(0.14)	$0.08	$(0.22)	$0.63

Diluted:
Net (loss) income	$(4,703)	$2,571	$(7,408)	$20,840

Weighted average common shares	33,134	33,012	33,106	32,999
Potential common stock arising from stock options and restricted stock	—	687	—	748

Weighted average common shares — diluted	33,134	33,699	33,106	33,747

Diluted (loss) earnings per share	$(0.14)	$0.08	$(0.22)	$0.62

All outstanding options and restricted stock awards were excluded from the calculation of diluted earnings per share for the three and six months ended December 31, 2009 because their effect would have been anti-dilutive. Outstanding options and restricted stock awards equivalent to 1,656 and 1,406 shares of common stock were excluded from the calculation of diluted earnings per share for the three and six months ended December 31, 2008 because their effect would have been anti-dilutive.
9. Fair Value
Fair value rules currently apply to all financial assets and liabilities and for certain nonfinancial assets and liabilities that are required to be recognized or disclosed at fair value. For this purpose, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.
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
As of December 31, 2009, we held certain items that are required to be measured at fair value on a recurring basis. These items consisted of diesel fuel derivative instruments, which are used to hedge a portion of our diesel fuel costs. These derivative instruments currently consist of swaps only. See Note 11 for further information on our derivative instruments and hedging activities.

Our diesel fuel derivative instruments consist of over-the-counter contracts, which are not traded on a public exchange. The fair values for our diesel fuel swaps are based on current settlement values and represent the estimated amount we would have received or paid upon termination of these agreements. The fair values are derived using pricing models that rely on market observable inputs such as yield curves and commodity forward prices, and therefore are classified as Level 2. We also consider counterparty credit risk in our determination of all estimated fair values. We have consistently applied these valuation techniques in all periods presented.
At December 31, 2009, both the carrying amounts and fair values for our diesel fuel swaps were as follows:

	December 31,
Description	2009	Level 1	Level 2	Level 3

Diesel fuel swap agreements	$381	$—	$381		$—

Total	$381	$—	$381	$

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The carrying value of our debt approximates fair value based on the market-determined, variable interest rates.
Assets and liabilities that are measured at fair value on a nonrecurring basis include reporting units valued in connection with annual and interim goodwill impairment testing, assets held for sale, and termination benefits to be paid in connection with our restructuring plans (Note 4). For goodwill impairment testing we rely primarily on a discounted cash flow approach, using Level 3 inputs. This approach requires significant estimates and judgmental factors, including revenue growth rates, terminal values, and weighted average cost of capital, which is used to discount future cash flows. Assets held for sale are valued using Level 2 inputs, primarily observed prices for similar assets in the used equipment market. Liabilities measured and recorded for termination benefits are based on the estimated ultimate payment amounts, which approximate fair value as determined using Level 3 inputs.
10. Income Taxes
Effective income tax rates of 38.2% and 39.2% for the three months ended December 31, 2009 and December 31, 2008, respectively, and 38.1% and 37.8% for the six months ended December 31, 2009 and December 31, 2008, respectively, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes.
11. Derivative Instruments and Hedging Activities
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates on borrowings under our senior credit facility, which bears interest based on LIBOR, plus an applicable margin dependent upon our leverage ratio. We have used derivative financial instruments to manage exposure to fluctuations in interest rates on our senior credit facility.

Effective December 2007, we entered into two interest rate swap agreements with a total notional amount of $100,000 to help manage a portion of our interest risk related to our floating-rate debt. Under both swap agreements, we paid a fixed rate of 3.99% and received a rate equivalent to the thirty-day LIBOR, adjusted monthly. The interest rate swaps qualified for hedge accounting and were designated as cash flow hedges. As determined in accordance with U.S. GAAP, there was no hedge ineffectiveness for the interest rate swaps for the three and six months ended December 31, 2009 and 2008, respectively. The interest rate swaps expired in December 2009.
Diesel Fuel Risk
We have a large fleet of vehicles and equipment that primarily uses diesel fuel. As a result, we have market risk for changes in diesel fuel prices. If diesel prices rise, our gross profit and operating earnings would be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers.
We periodically enter into diesel fuel swaps to decrease our price volatility. As of December 31, 2009, we had hedged 32% of our next 12 months of projected diesel fuel purchases at prices ranging from $2.40 to $3.07 per gallon. We are currently not utilizing hedge accounting for any active diesel fuel derivatives.
Balance Sheet and Statement of Operations Information
The fair value of derivatives at December 31, 2009 and June 30, 2009 is summarized in the following table:

		Asset Derivatives		Liability Derivatives
		Fair Value	Fair Value	Fair Value	Fair Value
		at Dec. 31,	at June 30,	at Dec. 31,	at June 30,
	Balance Sheet Location	2009	2009	2009	2009
Derivatives designated as hedging instruments under U.S. GAAP:
Interest rate swaps	Accrued expenses and other	$—	$—	$—	$1,821

Total derivatives designated as hedging instruments under SFAS 133		$—	$—	$—	$1,821

Derivatives not designated as hedging instruments under U.S. GAAP:
Diesel fuel swaps (gross) (1)	Prepaid expenses and other	$384	$—	$3	$—
Diesel fuel swaps (gross) (1)	Accrued expenses and other	—	259	—	572

Total derivatives not designated as hedging instruments under SFAS 133		$384	$259	$3	$572

Total derivatives		$384	$259	$3	$2,393

(1)	The fair values of asset and liability derivatives with the same counterparty are netted on the balance sheet.

The effects of derivative instruments, net of tax, on the condensed consolidated statements of operations for the three and six months ended December 31, 2009 and 2008 are summarized in the following tables:
Derivatives designated as cash flow hedging instruments under U.S. GAAP:

				Amount of Loss
	Amount of Gain		Location of Loss	Reclassified from
	Recognized in OCI		Reclassified from	Accumulated OCI into
For the Three Months Ended	(Effective Portion)		Accumulated OCI into	Earnings
December 31,	2009	2008	Earnings	2009	2008
Interest rate swaps	$—	$1,279	Interest expense	$(494)	$(216)

Totals	$—	$1,279		$(494)	$(216)

For the Six Months Ended December 31,	2009	2008		2009	2008
Interest rate swaps	$—	$1,140	Interest expense	$(1,068)	$(446)

Totals	$—	$1,140		$(1,068)	$(446)

Derivatives not designated as cash flow hedging instruments under U.S. GAAP:

	Location of Gain	Amount of Gain (Loss)
For the Three Months Ended	(Loss) Recognized	Recognized in Earnings
December 31,	in Earnings	2009	2008
Diesel fuel swaps	Cost of operations	$199	$(812)

Total		$199	$(812)

For the Six Months Ended December 31,		2009	2008
Diesel fuel swaps	Cost of operations	$423	$(971)

Total		$423	$(971)

For the three and six months ended December 31, 2009 and 2008, there were no reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.
12. Comprehensive (Loss) Income
The components of comprehensive (loss) income were as follows for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net (loss) income	$(4,703)	$2,571	$(7,408)	$20,840
Change in fair value of interest rate cash flow hedges, net of income taxes of $342 and $89, respectively	576	(1,279)	1,109	(1,140)

Comprehensive (loss) income	$(4,127)	$1,292	$(6,299)	$19,700

13. Recent Accounting Pronouncements
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
Measuring Liabilities at Fair Value
In August 2009, the FASB released new guidance concerning measuring liabilities at fair value. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain valuation techniques. Additionally, it clarifies that a reporting entity is not required to adjust the fair value of a liability for the existence of a restriction that prevents the transfer of the liability. This new guidance was effective for our second quarter of fiscal 2010 and did not have a significant impact on our consolidated financial statements.

14. Commitments and Contingencies
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
Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of December 31, 2009, we had $100,269 in surety bonds outstanding, and we also had provided collateral in the form of letters of credit to sureties in the amount of $2,000. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Electric Corporation, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers.
Indemnities
We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of December 31, 2009, we were not aware of circumstances that would lead to future indemnity claims against us for material amounts in connection with these indemnity obligations.
15. Subsequent Events
We have evaluated subsequent events for recognition or disclosure through February 8, 2010, the date these condensed consolidated financial statements were issued, and have determined that no material subsequent events occurred after the balance sheet date but prior to the issuance date.

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

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2009		2008		2009		2008
Core services	$117.2	86.7%	$133.7	92.5%	$241.9	92.2%	$241.5	73.2%
Storm restoration services	18.0	13.3%	10.9	7.5%	20.5	7.8%	88.6	26.8%

Total	$135.2	100.0%	$144.6	100.0%	$262.4	100.0%	$330.1	100.0%

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
Operational and Other Factors
We are subject to various operational and other factors that can affect our business and results of operations. To mitigate the effects of these factors, we focus on elements of our business we can control, including excellent customer service, safety, employee development and cost control. The statements in this section are based on our current expectations. See “Uncertainty of Forward-Looking Statements and Information.” Certain of these operational and other factors that affect our business include the following:
•	General economic conditions and unsuccessful public utility rate cases may impact utility maintenance expenditures going forward, and certain of our customers’ powerline maintenance projects may be temporarily deferred. We have experienced a reduction of utility distribution maintenance spending over the past two years and this reduction has materially impacted our distribution revenues and profit margins.
•	When we add new customers and arrangements, we generally experience an increase in costs, including the costs of training and outfitting our crews and spending on equipment and specialized tools and supplies. Once the crews and equipment are fully utilized, our margins generally increase over the life of the arrangement.

•	Industry-wide costs for worker’s compensation, medical and general liability insurance could rise at a rate faster than our revenues. We have implemented several safety initiatives designed to reduce incident rates and corresponding insurance costs.
•	There are a limited number of skilled workers who can perform our work. When we experience increased demand in a particular market, labor costs tend to increase. We historically have been able to obtain price increases when we renegotiate rates with our customers to offset these cost increases.
•	We own the vast majority of our equipment and vehicles. Due to decreased demand for our distribution services in recent periods, the percentage of underutilized equipment has increased. We had intended on retaining most of the underutilized equipment for future needs. However, given current market conditions we have decided instead to dispose of a large portion of this equipment, resulting in an impairment charge being recorded in the second quarter of fiscal 2010. See “Restructuring Expenses” discussion below. We intend to retain a portion of the underutilized equipment to provide for flexibility in fleet management and for future growth. However, if demand for our distribution services continues to decline, we may face additional fixed asset impairment charges.
•	We have a large fleet of vehicles and equipment that primarily use diesel fuel. Fuel costs have been extremely volatile in recent years. We have implemented bulk purchasing in certain areas to lower our fuel costs. We utilize diesel fuel swaps and fixed-price arrangements and plan to enter into additional diesel fuel derivative instruments and fixed-price arrangements in the future.
Results of Operations
The following table sets forth selected statements of operations data as approximate percentages of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues:
Core services	86.7%	92.5%	92.2%	73.2%
Storm restoration services	13.3%	7.5%	7.8%	26.8%

Total	100.0%	100.0%	100.0%	100.0%
Cost of operations	87.5%	87.2%	89.1%	80.8%

Gross profit	12.5%	12.8%	10.9%	19.2%
General and administrative expenses	9.7%	7.7%	10.0%	7.4%
Loss on sale of property and equipment	0.2%	0.5%	0.4%	0.3%
Restructuring expense	6.6%	0.0%	3.4%	0.0%

(Loss) income from operations	-4.0%	4.6%	-2.9%	11.5%
Interest expense and other, net	1.6%	1.7%	1.7%	1.4%

(Loss) income before income taxes	-5.6%	2.9%	-4.6%	10.1%
Income tax (benefit) expense	-2.1%	1.1%	-1.8%	3.8%

Net (loss) income	-3.5%	1.8%	-2.8%	6.3%

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
Revenues. Revenues decreased 6.5%, or $9.4 million, to $135.2 million for the three months ended December 31, 2009 from $144.6 million for the three months ended December 31, 2008. The decrease was attributable to a $16.5 million decrease in core revenues, partially offset by a $7.1 million increase in storm restoration revenues.
Our storm restoration revenues increased 65.0% to $18.0 million for the three months ended December 31, 2009 from $10.9 million for the same period in the prior year. Storm restoration work during both periods primarily included various winter storm events. Our storm restoration revenues are highly volatile and unpredictable.
Our core revenues decreased 12.3% to $117.2 million for the three months ended December 31, 2009 from $133.7 million for the same period in the prior year. We continue to see year-over-year growth in engineering, substation and transmission due to our efforts to expose more of our traditional distribution construction customers to our new service lines. In addition, we are more active in fixed price bid projects and turn-key EPC projects. EPC projects include engineering, material procurement and construction services. Material procurement services are included in our revenues when materials are procured and the material costs are included in our costs of operations. Our distribution business continues to face challenges due to lower utility spending in our service territory. An increase in storm restoration revenues also contributed to a decline in overhead distribution specifically, as our storm restoration efforts require us to redeploy crews from our core overhead work. The following table contains information on revenue and percentage changes by category for the periods indicated:

	Three Months Ended
	December 31,
Category of Core Revenue	2009	2008	% Change
Overhead distribution and other	$63.1	$78.2	-19.3%
Underground distribution	15.3	26.0	-41.1%
Transmission	17.3	14.6	18.5%
Engineering and substation	21.5	14.9	44.2%

Total	$117.2	$133.7	-12.3%

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
Our underground distribution services continue to be impacted by a weak market for new residential housing. We began experiencing a decline in underground distribution service revenue in our first fiscal quarter of 2008. Many residential developments utilize underground distribution powerlines for aesthetic reasons and the underground powerlines can be put in place with required cable, phone or gas lines. Continued challenging economic conditions and tight credit markets have also caused our customers to reduce overhead distribution maintenance spending. Our customers face difficulty in obtaining capital for capital projects and are faced with declining power usage from residential and commercial customers. Reducing maintenance expenditures is an action taken by our customers to improve short-term cash flow and operating results. We believe that a significant amount of pent-up demand is building and power system reliability is being challenged. We remain well positioned to benefit from a reacceleration in maintenance spending, which will remain dependent to a large extent on the health of the economy. In addition to our traditional transmission and distribution services, we believe smart-grid technology implementation, the demand for renewable energy solutions, and the anticipated energy infrastructure stimulus plan will continue to highlight the needs for our services.

Gross Profit. Gross profit decreased 8.1% to $16.9 million for the three months ended December 31, 2009 from $18.4 million for the three months ended December 31, 2008. Gross profit as a percentage of revenues decreased to 12.5% for the three months ended December 31, 2009 from 12.8% for the three months ended December 31, 2008. Our gross profit was negatively impacted by the following:
•	Distribution margins. Due to the decline in overall distribution demand, we experienced compressed margins during the quarter due to the following: (i) increased level of idle equipment, (ii) decreased distribution productivity due to the types of projects being outsourced by our customers, (iii) higher average wage rates as we have retained our most experienced workers and (iv) increased overhead as a percentage of revenue. Idle equipment and overhead costs are in the process of being realigned with our current revenue levels (see restructuring expense discussion below).
•	Lower gross profit margin material procurement services. Material procurement services offered primarily in the engineering, substation and transmission businesses generate lower gross profit margins compared to other core services. We recognized approximately $8.7 million in material procurement revenues for the quarter ended December 31, 2009 compared to approximately $2.8 million for the same period in the prior year.
•	Environmental matter. We recognized $1.8 million of costs for the three months ended December 31, 2009 related to the cleanup of certain petroleum-related products on an owned property in Marietta, Georgia. Although the contamination was only recently discovered, we believe the contamination occurred before we purchased the property. We have committed the necessary resources to remediate this contamination in a timely and appropriate manner, and based on the physical investigation and technical data received to date do not expect to recognize further expense related to this matter.
Partially offsetting those negative impacts were the following:
•	A higher mix of storm revenue. Our storm restoration services typically generate a higher profit margin than core services. During a storm response, our storm-assigned crews and equipment are fully utilized. In addition, the overtime typically worked on storm events lowers the ratio of fixed costs to revenue. Storm gross profit margins can vary greatly depending on the geographic area, customer and amount of overtime worked.
•	Lower fuel expense as a percentage of revenue. Fuel expense decreased to 3.9% of total revenues for the three months ended December 31, 2009 compared to 5.9% for the same period in the prior year. Fuel pricing was favorable for the three months ended December 31, 2009 compared to the same period in the prior year. Also, for the three months ended December 31, 2008, we incurred a $1.3 million non-cash, mark-to-market charge related to our diesel fuel swaps as well as $0.4 million in swap cash settlement charges. In comparison, we recorded a $0.2 million non-cash, mark-to-market credit related to our diesel fuel swaps and had virtually neutral cash settlements for the three months ended December 31, 2009.
General and Administrative Expenses. General and administrative expenses increased 17.6% to $13.1 million for the three months ended December 31, 2009 from $11.2 million for the three months ended December 31, 2008. As a percentage of revenues, general and administrative expenses increased to 9.7% for the three months ended December 31, 2009 from 7.7% for the same period in the prior year. The increase in general and administrative expenses was primarily attributable to a $1.4 million reversal of incentive compensation expense recorded in the second quarter of fiscal 2009 attributable to the forfeiture of incentive compensation by senior management.
Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment was $0.3 million for the three months ended December 31, 2009 compared to $0.6 million for the three months ended December 31, 2008. The level of losses is affected by several factors, including the timing of the continued replenishment of aging, damaged or excess fleet equipment, and conditions in the market for used equipment. We continually evaluate the depreciable lives and salvage values of our equipment.
Restructuring Expenses. During the three months ended December 31, 2009, we initiated plans to implement cost restructuring measures in our distribution operations and support services. The cost restructuring initiatives included reductions in headcount, pay levels and employee benefits in distribution operations and support services, and the disposition of excess fleet assets. We have made these changes in order to improve our efficiency and to better align our costs with the current operating environment.

We recorded a pre-tax restructuring charge related to these measures of $8.9 million ($5.4 million or $0.16 per diluted share on an after-tax basis) for our fiscal quarter ended December 31, 2009, comprised of $1.0 million for severance and other termination benefits and a $7.9 million non-cash writedown of fleet and other fixed assets to be disposed.
While substantially all of the cost restructuring initiatives noted above were implemented by the end of our fiscal quarter ended December 31, 2009, the disposition of assets will continue over the next twelve months. As of December 31, 2009 we had received $0.5 million in proceeds from the sale of assets written down in connection with the restructuring. The carrying value of the remaining assets to be disposed of in connection with the restructuring was $4.9 million at December 31, 2009 and was included within assets held for sale in the condensed consolidated balance sheets.
We anticipate that substantially all termination benefits associated with the headcount reductions will be paid by June 30, 2010. At December 31, 2009, the unpaid severance charges of $0.9 million were included within accrued compensation in the condensed consolidated balance sheets. We currently expect these restructuring measures to result in annual savings of $16.4 million.
Interest Expense and Other, Net. Interest expense and other, net decreased 9.7% to $2.2 million for the quarter ended December 31, 2009 from $2.4 million for the quarter ended December 31, 2008. This decrease was primarily due to lower interest rates, partially offset by increased settlement costs related to interest rates swaps. These interest rate swaps expired in December 2009.
Income Tax Benefit or Expense. The income tax benefit was $2.9 million for the three months ended December 31, 2009 compared to income tax expense of $1.7 million for the three months ended December 31, 2008. The effective tax rate was 38.2% and 39.2% for the three months ended December 31, 2009 and December 31, 2008, respectively.
Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008
Revenues. Revenues decreased 20.5%, or $67.7 million, to $262.4 million for the six months ended December 31, 2009 from $330.1 million for the six months ended December 31, 2008. The decrease was attributable to a $68.1 million decrease in storm restoration revenues, partially offset by a $0.4 million increase in core revenues.
Our storm restoration revenues are highly volatile and unpredictable. For the six months ended December 31, 2009, storm revenues totaled $20.5 million. In contrast, primarily due to damages caused by Hurricanes Gustav and Ike, storm revenues totaled $88.6 million for the six months ended December 31, 2008.
Our core revenues increased marginally to $241.9 million for the six months ended December 31, 2009 from $241.5 million for the same period in the prior year. The following table contains information on revenue and percentage changes by category for the periods indicated (engineering and substation construction revenues are related to the September 1, 2008 acquisition of Shaw Energy Delivery Services, Inc.):

	Six Months Ended
	December 31,
Category of Core Revenue	2009	2008	% Change
Overhead distribution and other	$133.9	$148.5	-9.9%
Underground distribution	32.3	53.3	-39.4%
Transmission	35.4	21.5	64.8%
Engineering and substation	40.4	18.2	121.5%

Total	$241.9	$241.5	0.2%

Gross Profit. Gross profit decreased 54.8% to $28.6 million for the six months ended December 31, 2009 from $63.4 million for the six months ended December 31, 2008. Gross profit as a percentage of revenues decreased to 10.9% for the six months ended December 31, 2009 from 19.2% for the six months ended December 31, 2008. Our gross profit was impacted negatively by the following:
•	A significantly lower mix of storm revenue. Our storm restoration services typically generate a higher profit margin than core services. During a storm response, our storm-assigned crews and equipment are fully utilized. In addition, the overtime typically worked on storm events lowers the ratio of fixed costs to revenue. Storm gross profit margins can vary greatly depending on the geographic area, customer and amount of overtime worked.
•	Distribution margins. Due to the decline in overall distribution demand, we experienced compressed margins due to the following: (i) increased level of idle equipment, (ii) decreased distribution productivity due to the types of projects being outsourced by our customers, (iii) higher average wage rates as we have retained our most experienced workers and (iv) increased overhead as a percentage of revenue. Idle equipment and overhead costs are in the process of being realigned with our current revenue levels (see restructuring expense discussion below).
•	Lower gross profit margin material procurement services. Material procurement services offered primarily in the engineering, substation and transmission businesses generate lower gross profit margins compared to other core services. We recognized approximately $13.6 million in material procurement for the six months ended December 31, 2009 compared to approximately $3.2 million for the same period in the prior year.
•	Environmental matter. We recognized $1.8 million of costs for the three months ended December 31, 2009 related to the cleanup of certain petroleum-related products on an owned property in Marietta, Georgia. Although the contamination was only recently discovered, we believe the contamination occurred before we purchased the property. We have committed the necessary resources to remediate this contamination in a timely and appropriate manner, and based on the physical investigation and technical data received to date do not expect to recognize further expense related to this matter.
Partially offsetting those negative impacts was the following:
•	Lower fuel expense as a percentage of revenue. Fuel expense decreased to 4.1% of total revenues for the six months ended December 31, 2009 compared to 6.1% for the same period in the prior year as fuel costs have moderated significantly since the record highs reached during the summer of 2008.
General and Administrative Expenses. General and administrative expenses increased 7.3% to $26.3 million for the six months ended December 31, 2009 from $24.5 million for the six months ended December 31, 2008. As a percentage of revenues, general and administrative expenses increased to 10.0% from 7.4%. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense, increased professional fees and increased depreciation expense related to recent software and office equipment additions, partially offset by decreased cash incentive compensation expense.
Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment was $1.0 million for the six months ended December 31, 2009 compared to $0.9 million for the six months ended December 31, 2008. The level of losses is affected by several factors, including the timing of the continued replenishment of aging, damaged or excess fleet equipment, and conditions in the market for used equipment. We continually evaluate the depreciable lives and salvage values of our equipment.
Restructuring Expenses. During the second quarter ended December 31, 2009, we initiated plans to implement cost restructuring measures in our distribution operations and support services. The cost restructuring initiatives included reductions in headcount, pay levels and employee benefits in distribution operations and support services, and the disposition of excess fleet assets. We have made these changes in order to improve our efficiency and to better align our costs with the current operating environment.
We recorded a pre-tax restructuring charge related to these measures of $8.9 million ($5.4 million or $0.16 per diluted share on an after-tax basis) for the six months ended December 31, 2009, comprised of $1.0 million for severance and other termination benefits and a $7.9 million non-cash writedown of fleet and other fixed assets to be disposed.

While substantially all of the cost restructuring initiatives noted above were implemented by the end of our fiscal quarter ended December 31, 2009, the disposition of assets will continue over the next twelve months. As of December 31, 2009 we had received $0.5 million in proceeds from the sale of assets written down in connection with the restructuring. The carrying value of the remaining assets to be disposed of in connection with the restructuring was $4.9 million at December 31, 2009 and was included within assets held for sale in the condensed consolidated balance sheets.
We anticipate that substantially all termination benefits associated with the headcount reductions will be paid by June 30, 2010. At December 31, 2009, the unpaid severance charges of $0.9 million were included within accrued compensation in the condensed consolidated balance sheets. We currently expect these restructuring measures to result in annual savings of $16.4 million.
Interest Expense and Other, Net. Interest expense and other, net decreased 2.0% to $4.5 million for the six months ended December 31, 2009 from $4.6 million for the six months ended December 31, 2008. This decrease was primarily due to lower interest rates, partially offset by increased settlement costs related to interest rates swaps and increased amortization of deferred loan costs related to the extension of our revolving credit facility. Our interest rate swaps expired in December 2009.
Income Tax Benefit or Expense. The income tax benefit was $4.6 million for the six months ended December 31, 2009 compared to income tax expense of $12.7 million for the six months ended December 31, 2008. The effective tax rate was 38.1% and 37.8% for the six months ended December 31, 2009 and December 31, 2008, respectively.
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
As of December 31, 2009, our cash totaled $32.9 million and we had $90.4 million available under the $115.0 million revolving portion of our senior credit facility (after giving effect to the outstanding balance of $24.6 million of standby letters of credit).
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

Changes in Cash Flows:

	Six Months Ended
	December 31,
	2009	2008
	(In millions)
Net cash (used in) provided by operating activities	$(1.0)	$23.1
Net cash used in investing activities	$(7.1)	$(29.4)
Net cash (used in) provided by financing activities	$(2.9)	$0.6
Net cash used in operating activities was $1.0 million for the six months ended December 31, 2009 compared to cash provided by operations of $23.1 million for the six months ended December 31, 2008. The decrease in cash flows from operating activities was primarily due to the significant change in net (loss)/income between the two time periods. We had a net loss of $7.4 million for the six months ended December 31, 2009 compared to net income of $20.8 million for the six months ended December 31, 2008. Primarily due to storm restoration events that occurred during December 2009, our accounts receivable balance increased by $10.8 million during the second quarter of fiscal 2010. Storm billings for the month of December 2009 totaled approximately $16.4 million, substantially all of which remained in accounts receivable at December 31, 2009. Our customers have historically been financially stable and creditworthy and we believe that we will continue to collect our AR in normal time parameters, which are typically slightly extended for storm restoration services.
Net cash used in investing activities decreased to $7.1 million for the six months ended December 31, 2009 from $29.4 million for the six months ended December 31, 2008. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers and software purchases for both the implementation of our human resource and payroll system and toward the implementation of our job cost reporting and billings system. The decrease in cash used in investing activities was primarily due to the purchase of EDS during the six months ended December 31, 2008.
Net cash used in financing activities was $2.9 million for the six months ended December 31, 2009 compared to net cash provided by financing activities of $0.6 million for the six months ended December 31, 2008. Our cash used in financing activities during the six months ended December 31, 2009 primarily related to $2.8 million of fees associated with the July 29, 2009 closing of our amended and restated credit agreement.
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
As of December 31, 2009, we had $140.5 million of term loans outstanding under our amended credit agreement. As of December 31, 2009, our borrowing availability under the $115.0 million revolving portion of our amended credit agreement was $90.4 million (after giving effect to the outstanding balance of $24.6 million of outstanding standby letters of credit). The obligations under our amended credit agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.

Our amended credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens and other restricted payments. Among these covenants, our amended credit agreement includes a requirement that we maintain: (i) a leverage ratio (as defined in the senior credit facility; measured on a trailing four-quarter basis) of no more than 3.25 to 1.0 as of the last day of each fiscal quarter, with declining ratios at June 30 each year, down to 2.25 on June 30, 2012, and (ii) a cash interest coverage ratio (as defined in the senior credit facility; measured on a trailing four-quarter basis) of at least 3.5 to 1.0 as of the last day of each fiscal quarter. The amended credit agreement also contains an excess cash provision which could require us to make debt payments, if the leverage ratio is 2.0 or higher at June 30 of each year, based on a defined calculation. As of December 31, 2009, we were in compliance with all of our debt covenants, including those noted above, with a leverage ratio of 2.20 to 1.00 and a cash interest coverage ratio of 9.00 to 1.00.
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
Letters of Credit
Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. As of December 31, 2009, we had $24.6 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes.

Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of December 31, 2009, we had $101.3 million in surety bonds outstanding, and we also had provided collateral in the form of a letter of credit to sureties in the amount of $2.0 million, which is included in the total letters of credit outstanding above. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.
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
Recent Accounting Pronouncements
See Note 13, “Recent Accounting Pronouncements,” to our Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
Uncertainty of Forward-Looking Statements and Information
This Quarterly Report on Form 10-Q, as well as information included in future filings by Pike Electric Corporation with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, certain “forward-looking statements” under Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such “forward-looking statements” include information relating to, among other matters, our future prospects, developments and business strategies for our operations. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company and the industry in which we operate and management’s beliefs and assumptions. Words such as “may,” “will,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “potential,” “project,” “continue,” “believe,” “seek,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among others, statements relating to:
•	our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business will not have a material adverse effect on our results of operation or financial position;
•	our belief that a significant amount of pent-up demand is building and power system reliability is being challenged and that we remain well positioned to benefit from a reacceleration in maintenance spending, which will remain dependent to a large extent on the health of the economy;
•	our belief that smart-grid technology implementation, the demand for renewable energy solutions and the anticipated energy infrastructure stimulus plan will continue to highlight the needs for our services;
•	our belief that we maintain substantially all of cash investments in high credit quality financial institutions;
•	our belief that our cash investment policies are conservative and that we maintain a diverse portfolio of high-quality cash investments;

•	our expectation that current volatility in the capital markets will not have a material impact on the principal amounts of our cash investments;
•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future;
•	our belief that it is unlikely that any material claims will be made under a letter of credit in the foreseeable future;
•	our belief that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future;
•	our belief that contamination at our owned property in Marietta, Georgia occurred before we purchased the property but was only recently discovered and that we will incur no further expense related to this matter;
•	our expectation that certain recent accounting pronouncements will have no material effect on our consolidated financial statements;
•	our expectation that our restructuring measures will result in annual savings of $16.4 million;
•	our expectation that substantially all termination benefits associated with our headcount reductions will be paid by June 30, 2010; and
•	our expectation that substantially all the assets held for sale at December 31, 2009 will be sold over the next twelve months.
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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We held our annual meeting of stockholders in Bermuda Run, North Carolina on December 2, 2009. The following matters were submitted to a vote of the shareholders with the results shown below:
(b) Seven members were elected to the board of directors, each to serve until our next annual meeting of stockholders and until their respective successors have been elected and qualified.

Nominee	Votes For	Votes Withheld

J. Eric Pike	31,427,752	462,969
Charles W. Bayless	26,925,038	4,965,683
Adam B. Godfrey	31,486,212	404,509
James R. Helvey, III	26,923,633	4,967,088
Robert D. Lindsay	31,488,883	401,838
Daniel J. Sullivan	26,916,104	4,974,617
Louis F. Terhar	26,921,754	4,968,967
(c) The stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2010.

Votes For	Votes Against	Abstained	Broker Non-Votes

31,845,636	37,576	7,509	None

Item 6.	Exhibits

Exhibit	Description

3.1	Certificate of Incorporation of Pike Electric Corporation (Incorporated by reference to Exhibit 3.1 on our Registration Statement on Form S-1/A filed July 11, 2005)

3.2	Amended and Restated Bylaws of Pike Electric Corporation, as of April 30, 2009 (Incorporated by reference to Exhibit 3.1 on our Form 8-K filed May 5, 2009)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

PIKE ELECTRIC CORPORATION (Registrant)
Date: February 8, 2010	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: February 8, 2010	By:	/s/ Anthony K. Slater
Anthony K. Slater
Executive Vice President and Chief Financial Officer