Form 10-Q
period 2010-03-31
Pike Electric CORP
filed 2010-05-10
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2010, there were 33,530,481 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,683	$43,820
Accounts receivable from customers, net	61,853	57,766
Costs and estimated earnings in excess of billings on uncompleted contracts	45,188	46,674
Inventories	7,078	7,718
Prepaid expenses and other	5,512	5,481
Assets held for sale	1,754	825
Deferred income taxes	11,367	13,649

Total current assets	184,435	175,933
Property and equipment, net	195,942	222,539
Goodwill	106,123	106,865
Other intangibles, net	37,619	40,139
Deferred loan costs, net	3,616	2,028
Other assets	1,903	1,465

Total assets	$529,638	$548,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,138	$13,231
Accrued compensation	21,174	23,002
Billings in excess of costs and estimated earnings on uncompleted contracts	4,178	5,176
Accrued expenses and other	7,293	8,301
Current portion of deferred compensation	—	1,402
Current portion of insurance and claim accruals	24,111	26,442

Total current liabilities	71,894	77,554
Long-term debt	140,500	140,500
Insurance and claim accruals, net of current portion	7,263	7,335
Deferred compensation, net of current portion	5,773	5,563
Deferred income taxes	49,168	57,251
Other liabilities	2,852	3,801
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 33,530 and 33,462 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	6,427	6,427
Additional paid-in capital	156,587	153,035
Accumulated other comprehensive loss, net of taxes	—	(1,109)
Retained earnings	89,174	98,612

Total stockholders’ equity	252,188	256,965

Total liabilities and stockholders’ equity	$529,638	$548,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues	$120,931	$154,921	$383,349	$485,014
Cost of operations	110,500	126,792	344,287	393,488

Gross profit	10,431	28,129	39,062	91,526
General and administrative expenses	12,007	12,137	38,261	36,607
Loss on sale and impairment of property and equipment	240	1,096	1,202	1,949
Restructuring expenses	59	—	8,983	—

(Loss) income from operations	(1,875)	14,896	(9,384)	52,970
Other expense (income):
Interest expense	1,441	2,162	6,085	7,228
Other, net	(49)	(238)	(229)	(746)

Total other expense	1,392	1,924	5,856	6,482

(Loss) income before income taxes	(3,267)	12,972	(15,240)	46,488
Income tax (benefit) expense	(1,236)	4,702	(5,802)	17,378

Net (loss) income	$(2,031)	$8,270	$(9,438)	$29,110

(Loss) earnings per share:
Basic	$(0.06)	$0.25	$(0.28)	$0.88

Diluted	$(0.06)	$0.25	$(0.28)	$0.86

Shares used in computing (loss) earnings per share:
Basic	33,149	33,036	33,119	33,011

Diluted	33,149	33,703	33,119	33,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(9,438)	$29,110
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,860	27,823
Non-cash interest expense	1,415	1,116
Deferred income taxes	(6,573)	(2,845)
Loss on sale and impairment of property and equipment	1,202	1,949
Restructuring expenses, non-cash	7,958	—
Equity compensation expense	3,514	2,520
Excess tax expense (benefit) from stock-based compensation	43	(198)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(2,601)	2,961
Inventories, prepaid expenses and other	2,452	(1,717)
Insurance and claim accruals	(2,403)	591
Accounts payable and other	(2,623)	(5,603)
Deferred compensation	(1,402)	(3,710)

Net cash provided by operating activities	18,404	51,997

Cash flows from investing activities:
Purchases of property and equipment	(13,628)	(21,270)
Business acquisitions, net	—	(22,632)
Net proceeds from sale of property and equipment	5,840	5,247

Net cash used in investing activities	(7,788)	(38,655)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	84,705
Repayments under revolving credit facility	—	(84,705)
Stock option and employee stock purchase activity, net	82	675
Excess tax (expense) benefit from stock-based compensation	(43)	198
Deferred loan costs	(2,792)	—

Net cash (used in) provided by financing activities	(2,753)	873

Net increase in cash and cash equivalents	7,863	14,215
Cash and cash equivalents beginning of year	43,820	11,357

Cash and cash equivalents end of period	$51,683	$25,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2010 and 2009
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
The table below sets forth our revenues by category of service for the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2010		2009		2010		2009
Core services	$98,643	81.6%	$100,681	65.0%	$340,587	88.8%	$342,212	70.6%
Storm restoration services	22,288	18.4%	54,240	35.0%	42,762	11.2%	142,802	29.4%

Total	$120,931	100.0%	$154,921	100.0%	$383,349	100.0%	$485,014	100.0%

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

	Nine Months Ended
	March 31,
	2010	2009

Revenues	$383,349	$503,061

Net (loss) income	$(9,438)	$28,621

Basic (loss) earnings per common share	$(0.28)	$0.87

Diluted (loss) earnings per common share	$(0.28)	$0.85

4. Restructuring Expenses
During the second quarter of fiscal 2010, we initiated plans to implement cost restructuring measures in our distribution operations and support services. The cost restructuring initiatives included reductions in headcount, pay levels and employee benefits in distribution operations and support services, and the disposition of excess fleet assets. We made these changes in order to improve our efficiency and to better align our costs with the current operating environment.
We recorded a pre-tax restructuring charge related to these measures of $8,924 for our fiscal quarter ended December 31, 2009, comprised of $1,025 for severance and other termination benefits and a $7,899 non-cash writedown of fleet and other fixed assets to be disposed. During our fiscal quarter ended March 31, 2010, we recognized an additional $59 in non-cash writedowns due to a change in the estimated value of fixed assets to be sold. The following table summarizes the restructuring activity during the nine months ended March 31, 2010:

	One-Time
	Employee
	Termination	Fixed Asset
Description	Benefits	Writedowns	Total

Accrued restructuring balance as of June 30, 2009	$—	$—	$—
Costs incurred and charged to expense	1,025	7,958	8,983
Cash payments	(725)	—	(725)
Non-cash settlement	—	(7,958)	(7,958)

Accrued restructuring balance as of March 31, 2010	$300	$—	$300

Substantially all of the cost restructuring initiatives noted above were implemented during our fiscal quarter ended December 31, 2009. As of March 31, 2010 we had received $3,639 in proceeds from the sale of assets written down in connection with the restructuring. The carrying value of the remaining assets to be disposed of in connection with the restructuring was $1,532 at March 31, 2010 and was included within assets held for sale in the condensed consolidated balance sheets. We expect to complete the disposition of these remaining assets within the next six months.

We anticipate that substantially all termination benefits associated with the headcount reductions will be paid by June 30, 2010. At March 31, 2010, the unpaid severance charges of $300 were included within accrued compensation in the condensed consolidated balance sheets.
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
We paid and capitalized $2,851 of fees related to the Amended Credit Agreement that are being amortized on a straight-line basis as part of interest expense over the remaining term of the revolving facility. During the three months ended September 30, 2009, we immediately recognized expense for $112 in deferred loan costs associated with the Original Credit Facility, which was related to costs assigned to parties not involved in the amended revolving facility. In addition to the fees to be amortized related to our revolving credit facility, we continue to amortize, over the remaining term of the related debt using the effective-interest method, $13,071 in deferred loan costs related to the Original Credit Facility. At March 31, 2010, accumulated amortization related to all deferred loan costs was $12,307.
In addition to the revolving facility, the Amended Credit Agreement includes a $300,000 term loan due July 1, 2012 and a $150,000 term loan due March 10, 2012, of which we had $140,500 outstanding at March 31, 2010. The Amended Credit Agreement is secured by substantially all of our assets and contains a number of affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens and restricted payments, and a requirement to maintain certain financial ratios. Pursuant to the terms of the Amended Credit Agreement, we may prepay any loans under the agreement in whole or in part without penalty.
The term loans bear interest at a variable rate at our option of either (a) the Alternate Base Rate, defined as the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus a margin ranging from 0.50% to 0.75% or (b) LIBOR plus a margin ranging from 1.50% to 1.75%. The margins are applied based on our leverage ratio, which is computed quarterly. At March 31, 2010, the LIBOR margin was 1.50%; however it will increase to 1.75% during our fiscal quarter ending June 30, 2010. At March 31, 2010, our interest rate for both term loans was 1.75%.
Advances made under the revolving facility bear interest at a variable rate at our election of either (a) the Alternate Base Rate as defined, plus a margin ranging from 2.50% to 3.00% or (b) LIBOR plus a margin ranging from 3.50% to 4.00%. The margins are applied based on our leverage ratio, which is computed quarterly. At March 31, 2010, the LIBOR margin was 3.50%; however it will increase to 4.00% during our fiscal quarter ending June 30, 2010. The borrowing availability under the revolving credit facility was $90,360 as of March 31, 2010 (after giving effect to outstanding standby letters of credit of $24,640). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of the Amended Credit Agreement. We are subject to a commitment fee of 0.75% and letter of credit fees between 3.75% and 4.25% based on our leverage ratio.
6. Stock-Based Compensation
Compensation expense related to stock-based compensation plans was $1,209 and $1,024 for the three months ended March 31, 2010 and March 31, 2009, respectively, and $3,514 and $2,520 for the nine months ended March 31, 2010 and March 31, 2009, respectively. The income tax benefit recognized for stock-based compensation arrangements was $472 and $400 for the three months ended March 31, 2010 and March 31, 2009, respectively, and $1,373 and $984 for the nine months ended March 31, 2010 and March 31, 2009, respectively.

7. Property and Equipment
Amounts reported as loss on sale and impairment of property and equipment relate primarily to aging, damaged or excess fleet equipment. Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Substantially all of the assets held for sale at March 31, 2010 are expected to be sold over the next six months.
8. (Loss) Earnings Per Share
The following table sets forth the calculations of basic and diluted (loss) earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Basic:
Net (loss) income	$(2,031)	$8,270	$(9,438)	$29,110

Weighted average common shares	33,149	33,036	33,119	33,011

Basic (loss) earnings per share	$(0.06)	$0.25	$(0.28)	$0.88

Diluted:
Net (loss) income	$(2,031)	$8,270	$(9,438)	$29,110

Weighted average common shares	33,149	33,036	33,119	33,011
Potential common stock arising from stock options and restricted stock	—	667	—	722

Weighted average common shares — diluted	33,149	33,703	33,119	33,733

Diluted (loss) earnings per share	$(0.06)	$0.25	$(0.28)	$0.86

All outstanding options and restricted stock awards were excluded from the calculation of diluted earnings per share for the three and nine months ended March 31, 2010, respectively, because their effect would have been anti-dilutive. Outstanding options and restricted stock awards equivalent to 1,715 and 1,448 shares of common stock were excluded from the calculation of diluted earnings per share for the three and nine months ended March 31, 2009, respectively, because their effect would have been anti-dilutive.
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

As of March 31, 2010, we held certain items that are required to be measured at fair value on a recurring basis. These items consisted of diesel fuel swaps, which are used to hedge a portion of our diesel fuel costs. See Note 11 for further information on our derivative instruments and hedging activities.
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
At March 31, 2010, both the carrying amount and fair value for our diesel fuel swaps were as follows:

	March 31,
Description	2010	Level 1	Level 2	Level 3

Diesel fuel swap agreements	$614	$—	$614	$—

Total	$614	$—	$614	$—

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
10. Income Taxes
Effective income tax rates of 37.8% and 36.2% for the three months ended March 31, 2010 and March 31, 2009, respectively, and 38.1% and 37.4% for the nine months ended March 31, 2010 and March 31, 2009, respectively, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes.
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
Effective December 2007, we entered into two interest rate swap agreements with a total notional amount of $100,000 to help manage a portion of our interest risk related to our floating-rate debt. Under both swap agreements, we paid a fixed rate of 3.99% and received a rate equivalent to the thirty-day LIBOR, adjusted monthly. The interest rate swaps qualified for hedge accounting and were designated as cash flow hedges. As determined in accordance with U.S. GAAP, there was no hedge ineffectiveness for the interest rate swaps for both the nine months ended March 31, 2010 and 2009, respectively, and for the three months ended March 31, 2009. The interest rate swaps expired in December 2009.
Diesel Fuel Risk
We have a large fleet of vehicles and equipment that primarily uses diesel fuel. As a result, we have market risk for changes in diesel fuel prices. If diesel prices rise, our gross profit and operating earnings would be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers.
We periodically enter into diesel fuel swaps to decrease our price volatility. As of March 31, 2010, we had hedged approximately 50% of our next 12 months of projected diesel fuel purchases at prices ranging from $2.70 to $3.11 per gallon. We are not currently utilizing hedge accounting for any active diesel fuel derivatives.
Balance Sheet and Statement of Operations Information
The fair value of derivatives at March 31, 2010 and June 30, 2009 is summarized in the following table:

		Asset Derivatives		Liability Derivatives
		Fair Value	Fair Value	Fair Value	Fair Value
		at Mar. 31,	at June 30,	at Mar. 31,	at June 30,
	Balance Sheet Location	2010	2009	2010	2009
Derivatives designated as hedging instruments under U.S. GAAP:
Interest rate swaps	Accrued expenses and other	$—	$—	$—	$1,821

Total derivatives designated as hedging instruments under U.S. GAAP		$—	$—	$—	$1,821

Derivatives not designated as hedging instruments under U.S. GAAP:
Diesel fuel swaps (gross) (1)	Prepaid expenses and other	$616	$—	$2	$—
Diesel fuel swaps (gross) (1)	Accrued expenses and other	—	259	—	572

Total derivatives not designated as hedging instruments under U.S. GAAP		$616	$259	$2	$572

Total derivatives		$616	$259	$2	$2,393

(1)	The fair values of asset and liability derivatives with the same counterparty are netted on the balance sheet.

The effects of derivative instruments, net of tax, on the condensed consolidated statements of operations for the three and nine months ended March 31, 2010 and 2009 are summarized in the following tables:
Derivatives designated as cash flow hedging instruments under U.S. GAAP:

				Amount of Loss
	Amount of Gain (Loss)		Location of Loss	Reclassified from
	Recognized in OCI		Reclassified from	Accumulated OCI into
For the Three Months Ended	(Effective Portion)		Accumulated OCI into	Earnings
March 31,	2010	2009	Earnings	2010	2009
Interest rate swaps	$—	$388	Interest expense	$—	$(529)

Totals	$—	$388		$—	$(529)

For the Nine Months Ended
March 31,	2010	2009		2010	2009
Interest rate swaps	$1,109	$(753)	Interest expense	$(1,068)	$(976)

Totals	$1,109	$(753)		$(1,068)	$(976)

Derivatives not designated as cash flow hedging instruments under U.S. GAAP:

	Location of Gain	Amount of Gain (Loss)
For the Three Months Ended	(Loss) Recognized	Recognized in Earnings
March 31,	in Earnings	2010	2009
Diesel fuel swaps	Cost of operations	$142	$247

Total		$142	$247

For the Nine Months Ended
March 31,		2010	2009
Diesel fuel swaps	Cost of operations	$565	$(725)

Total		$565	$(725)

For the three and nine months ended March 31, 2010 and 2009, there were no reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

12. Comprehensive (Loss) Income
The components of comprehensive (loss) income were as follows for the periods presented:

	For the Three Months Ended
	March 31,
	2010	2009
Net (loss) income	$(2,031)	$8,270
Change in fair value of interest rate cash low hedges, net of income taxes of $249	—	388

Comprehensive (loss) income	$(2,031)	$8,658

	For the Nine Months Ended
	March 31,
	2010	2009
Net (loss) income	$(9,438)	$29,110
Change in fair value of interest rate cash low hedges, net of income taxes of $711 and ($482), respectively	1,109	(753)

Comprehensive (loss) income	$(8,329)	$28,357

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
Disclosures for Fair Value Measurements
In January 2010, the FASB issued new guidance which requires additional disclosures for recurring and nonrecurring fair value measurements and clarifies certain existing disclosure requirements. These additional disclosures include: amounts and reasons for significant transfers between Level 1 and Level 2 of the fair value hierarchy; reasons for significant transfers in and out of Level 3 of the fair value hierarchy; and information about purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 measurements.
The clarification of existing fair value disclosure requirements include the requirement for entities to disclose information about both the inputs and valuation techniques used in estimating Level 2 and Level 3 fair value measurements and to provide disclosures for fair value measurements for each class of assets and liabilities. The requirements of this guidance were effective for periods beginning after December 15, 2009, with the exception of the requirement of information about purchases, sales, issuances and settlements of Level 3 measurements, which becomes effective for periods ending after December 15, 2010. We do not expect this new guidance to have a material impact on our consolidated financial statements.
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

Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of March 31, 2010, we had $109,313 in surety bonds outstanding, and we also had provided collateral in the form of letters of credit to sureties in the amount of $2,000. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Electric Corporation, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers.
Indemnities
We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of March 31, 2010, we do not believe that any future indemnity claims against us would have a material adverse effect on our results of operations, financial position or cash flows.

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

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2010		2009		2010		2009
Core services	$98.6	81.6%	$100.7	65.0%	$340.6	88.8%	$342.2	70.6%
Storm restoration services	22.3	18.4%	54.2	35.0%	42.7	11.2%	142.8	29.4%

Total	$120.9	100.0%	$154.9	100.0%	$383.3	100.0%	$485.0	100.0%

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
Operational and Other Factors
We are subject to various operational and other factors that can affect our business and results of operations. To mitigate the effects of these factors, we focus on elements of our business we can control, including excellent customer service, safety, employee development and cost control. The statements in this section are based on our current expectations. See “Uncertainty of Forward-Looking Statements and Information.” Certain of these operational and other factors that affect our business include the following:
•	General economic conditions and unsuccessful public utility rate cases may impact utility maintenance expenditures going forward, and certain of our customers’ powerline maintenance projects may be temporarily deferred. We have experienced a reduction of utility distribution maintenance spending over the past two years and this reduction has materially impacted our distribution revenues and profit margins.

•	When we add new customers and arrangements, we generally experience an increase in costs, including the costs of training and outfitting our crews and spending on equipment and specialized tools and supplies. Once the crews and equipment are fully utilized, our margins generally increase over the life of the arrangement.

•	Industry-wide costs for worker’s compensation, medical and general liability insurance could rise at a rate faster than our revenues.

•	We own the vast majority of our equipment and vehicles. Due to decreased demand for our distribution services in recent periods, the percentage of underutilized equipment has increased. We had intended on retaining most of the underutilized equipment for future needs. However, during our fiscal second quarter, given current market conditions we decided instead to dispose of a large portion of this equipment, resulting in an impairment charge. See “Restructuring Expenses” discussion below. We intend to retain a portion of the underutilized equipment to provide for flexibility in fleet management and for future growth. However, if demand for our distribution services continues to decline, we may face additional fixed asset impairment charges.

•	We have a large fleet of vehicles and equipment that primarily use diesel fuel. Fuel costs have been extremely volatile in recent years. We have implemented bulk purchasing in certain areas to lower our fuel costs. We utilize diesel fuel swaps and fixed-price arrangements and plan to enter into additional diesel fuel derivative instruments and fixed-price arrangements in the future.
Results of Operations
The following table sets forth selected statements of operations data as approximate percentages of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues:
Core services	81.6%	65.0%	88.8%	70.6%
Storm restoration services	18.4%	35.0%	11.2%	29.4%

Total	100.0%	100.0%	100.0%	100.0%
Cost of operations	91.4%	81.8%	89.8%	81.1%

Gross profit	8.6%	18.2%	10.2%	18.9%
General and administrative expenses	9.9%	7.8%	10.0%	7.5%
Loss on sale of property and equipment	0.2%	0.8%	0.3%	0.4%
Restructuring expense	0.1%	0.0%	2.3%	0.0%

(Loss) income from operations	-1.6%	9.6%	-2.4%	11.0%
Interest expense and other, net	1.1%	1.2%	1.6%	1.4%

(Loss) income before income taxes	-2.7%	8.4%	-4.0%	9.6%
Income tax (benefit) expense	-1.0%	3.0%	-1.5%	3.6%

Net (loss) income	-1.7%	5.4%	-2.5%	6.0%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Revenues. Revenues decreased 21.9%, or $34.0 million, to $120.9 million for the three months ended March 31, 2010 from $154.9 million for the three months ended March 31, 2009. The decrease was attributable to a $2.0 million decrease in core revenues and a $32.0 million decrease in storm restoration revenues.
Our storm restoration revenues decreased 58.9% to $22.3 million for the three months ended March 31, 2010 from $54.2 million for the same period in the prior year. Storm restoration work during both periods primarily included various winter storm events, including the significant February 2009 Midwest winter storms. Our storm restoration revenues are highly volatile and unpredictable.
Our core revenues decreased 2.0% to $98.6 million for the three months ended March 31, 2010 from $100.7 million for the same period in the prior year. Our distribution services continue to suffer from low utility growth and reduced maintenance spending in our service territory. In addition, the large amount of storm restoration work during the third quarter of the prior fiscal year diverted significant man-hours from core work during that period, which minimized the current period decrease for core revenues. Our new diversified services including engineering, substation and transmission continue to produce solid revenues, however engineering and substation revenues may fluctuate due to the timing of material procurement revenues. The following table contains information on revenue and percentage changes by category for the periods indicated:

	Three Months Ended
	March 31,
Category of Core Revenue	2010	2009	% Change
Overhead distribution and other	$51.2	$52.3	-2.1%
Underground distribution	14.6	17.4	-16.1%
Transmission	16.3	14.0	16.2%
Engineering and substation	16.5	17.0	-2.8%

Total	$98.6	$100.7	-2.0%

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

Gross Profit. Gross profit decreased 62.9% to $10.4 million for the three months ended March 31, 2010 from $28.1 million for the three months ended March 31, 2009. Gross profit as a percentage of revenues decreased to 8.6% for the three months ended March 31, 2010 from 18.2% for the three months ended March 31, 2009. Although we realized approximately $3.3 million in savings from our December 2009 restructuring, our gross profit was negatively impacted by the following:
•	A significantly lower mix of storm revenue for the current quarter. Our storm restoration services typically generate a higher profit margin than core services. During a storm response, our storm-assigned crews and equipment are fully utilized. In addition, the overtime typically worked on storm events lowers the ratio of fixed costs to revenue. Storm gross profit margins can vary greatly depending on the geographic area, customer and amount of overtime worked.

•	Distribution margins. Due to the decline in overall distribution demand, we experienced compressed margins during the quarter due to the following: (i) increased level of idle equipment, (ii) decreased distribution productivity due to the types of projects being outsourced by our customers, (iii) higher average wage rates as we have retained our most experienced workers and (iv) increased overhead as a percentage of revenue. Major steps were taken as part of our restructuring during our fiscal second quarter to better align our costs with revenue expectations. However, because of the continued reduction of distribution revenues and intense competition, our distribution margins remain under significant pressure.

•	Crew start-up costs. Toward the end of our third fiscal quarter, we had additions to our transmission and distribution headcount, which resulted in new crews and caused us to absorb costs related to: the release of certain tools and supplies from inventory, the acquisition of certain new tools, and additional specialized rental equipment.

•	Environmental matter. We recognized an additional $1.5 million of costs during the three months ended March 31, 2010 related to the cleanup of certain petroleum-related products on an owned property in Georgia. We believe the contamination occurred before we purchased the property. We have committed the necessary resources to remediate this contamination in a timely and appropriate manner. We continue to work with appropriate regulatory agencies and other interested parties to remediate the site.

•	Higher fuel expense as a percentage of revenue. Fuel expense increased to 4.5% of total revenues for the three months ended March 31, 2010 compared to 3.7% for the same period in the prior year. Average fuel prices were approximately $0.60 per gallon higher for the three months ended March 31, 2010 compared to the same period in the prior year. These costs were partially offset by a $0.2 million positive impact from diesel fuel swaps for the three months ended March 31, 2010 compared to a $0.2 million negative impact for the same period of the prior year.

•	Utilization. During the three months ended March 31, 2010, we experienced increased snow and extremely wet weather conditions in our service territory. Because of these weather conditions, we experienced additional non-productive paid time compared to the same period of the prior year. In addition, because of the difficult weather conditions, we experienced periods of lower productivity (while working) than in the prior year.
General and Administrative Expenses. General and administrative expenses were $12.0 million for the three months ended March 31, 2010, approximately the same level as for the three months ended March 31, 2009. As a percentage of revenues, general and administrative expenses increased to 9.9% for the three months ended March 31, 2010 from 7.8% for the same period in the prior year. Lower general and administrative expense of approximately $0.5 million resulting from the December 2009 restructuring were offset by increased stock-based compensation expense and increased depreciation expense related to recent software and office equipment additions.
Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment was $0.2 million for the three months ended March 31, 2010 compared to $1.1 million for the three months ended March 31, 2009. The level of losses is affected by several factors, including the timing of the continued replenishment of aging, damaged or excess fleet equipment, and conditions in the market for used equipment. We continually evaluate the depreciable lives and salvage values of our equipment.
Interest Expense and Other, Net. Interest expense and other, net decreased 27.7% to $1.4 million for the quarter ended March 31, 2010 from $1.9 million for the quarter ended March 31, 2009. This decrease was primarily due to decreased settlement costs related to our interest rates swaps, which expired in December 2009.

Income Tax Benefit or Expense. The income tax benefit was $1.2 million for the three months ended March 31, 2010 compared to income tax expense of $4.7 million for the three months ended March 31, 2009. The effective tax rate was 37.8% and 36.2% for the three months ended March 31, 2010 and March 31, 2009, respectively.
Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009
Revenues. Revenues decreased 21.0%, or $101.7 million, to $383.3 million for the nine months ended March 31, 2010 from $485.0 million for the nine months ended March 31, 2009. The decrease was attributable to a $100.1 million decrease in storm restoration revenues and a $1.6 million decrease in core revenues.
Our storm restoration revenues are highly volatile and unpredictable. For the nine months ended March 31, 2009, storm revenues totaled $42.7 million. In contrast, primarily due to damages caused by Hurricanes Gustav and Ike and significant winter storms in the Midwest during February 2009, storm revenues totaled $142.8 million for the nine months ended March 31, 2009.
Our core revenues decreased slightly to $340.6 million for the nine months ended March 31, 2010 from $342.2 million for the same period in the prior year. Our distribution services continue to suffer from low utility growth and reduced maintenance spending in our service territory. In addition, the large amount of storm restoration work during the prior fiscal year diverted significant man-hours from core work during that period, which minimized the fiscal 2010 decrease for core revenues. The following table contains information on revenue and percentage changes by category for the periods indicated (engineering and substation construction revenues are related to the September 1, 2008 acquisition of Shaw Energy Delivery Services, Inc.):

	Nine Months Ended
	March 31,
Category of Core Revenue	2010	2009	% Change
Overhead distribution and other	$185.1	$200.8	-7.8%
Underground distribution	46.9	70.7	-33.7%
Transmission	51.7	35.5	45.6%
Engineering and substation	56.9	35.2	61.5%

Total	$340.6	$342.2	-0.5%

Gross Profit. Gross profit decreased 57.3% to $39.1 million for the nine months ended March 31, 2010 from $91.5 million for the nine months ended March 31, 2009. Gross profit as a percentage of revenues decreased to 10.2% for the nine months ended March 31, 2010 from 18.9% for the nine months ended March 31, 2009. Our gross profit was impacted negatively by the following:
•	A significantly lower mix of storm revenue for the current year. Our storm restoration services typically generate a higher profit margin than core services. During a storm response, our storm-assigned crews and equipment are fully utilized. In addition, the overtime typically worked on storm events lowers the ratio of fixed costs to revenue. Storm gross profit margins can vary greatly depending on the geographic area, customer and amount of overtime worked.

•	Distribution margins. Due to the decline in overall distribution demand, we experienced compressed margins due to the following: (i) increased level of idle equipment, (ii) decreased distribution productivity due to the types of projects being outsourced by our customers, (iii) higher average wage rates as we have retained our most experienced workers and (iv) increased overhead as a percentage of revenue. Major steps were taken as part of our restructuring during our fiscal second quarter to better align our costs with revenue expectations. However, because of the continued reduction of distribution revenues and intense competition, our distribution margins remain under significant pressure.

•	Lower gross profit margin material procurement services. Material procurement services offered primarily in the engineering, substation and transmission businesses generate lower gross profit margins compared to other core services. We recognized approximately $17.4 million in material procurement revenues for the nine months ended March 31, 2010 compared to approximately $7.3 million for the same period in the prior year.

•	Environmental matter. We recognized $3.2 million of costs for the nine months ended March 31, 2010 related to the cleanup of certain petroleum-related products on an owned property in Georgia. We believe the contamination occurred before we purchased the property. We have committed the necessary resources to remediate this contamination in a timely and appropriate manner. We continue to work with appropriate regulatory agencies and other interested parties to remediate the site.

General and Administrative Expenses. General and administrative expenses increased 4.5% to $38.3 million for the nine months ended March 31, 2010 from $36.6 million for the nine months ended March 31, 2009. As a percentage of revenues, general and administrative expenses increased to 10.0% from 7.5%. The increase in general and administrative expenses was primarily due to increased stock-based compensation expense, increased professional fees and increased depreciation expense related to recent software and office equipment additions, partially offset by decreased cash incentive compensation expense.
Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment was $1.2 million for the nine months ended March 31, 2010 compared to $1.9 million for the nine months ended March 31, 2009. The level of losses is affected by several factors, including the timing of the continued replenishment of aging, damaged or excess fleet equipment, and conditions in the market for used equipment. We continually evaluate the depreciable lives and salvage values of our equipment.
Restructuring Expenses. During the second quarter ended December 31, 2009, we implemented cost restructuring measures in our distribution operations and support services. The cost restructuring initiatives included reductions in headcount, pay levels and employee benefits in distribution operations and support services, and the disposition of excess fleet assets. We have made these changes in order to improve our efficiency and to better align our costs with the current operating environment.
We recorded a pre-tax restructuring charge related to these measures of $9.0 million ($5.5 million or $0.17 per diluted share on an after-tax basis) for the nine months ended March 31, 2010, comprised of $1.0 million for severance and other termination benefits and a $8.0 million non-cash writedown of fleet and other fixed assets to be disposed.
Substantially all of the cost restructuring initiatives noted above were implemented during our fiscal quarter ended December 31, 2009. As of March 31, 2010 we had received $3.6 million in proceeds from the sale of assets written down in connection with the restructuring. The carrying value of the remaining assets to be disposed of in connection with the restructuring was $1.5 million at March 31, 2010 and was included within assets held for sale in the condensed consolidated balance sheets. We expect to complete the disposition of assets within the next six months.
We anticipate that substantially all termination benefits associated with the headcount reductions will be paid by June 30, 2010. At March 31, 2010, the unpaid severance charges of $0.3 million were included within accrued compensation in the condensed consolidated balance sheets. We currently expect these restructuring measures to result in annual savings of $15.2 million.
Interest Expense and Other, Net. Interest expense and other, net decreased 9.7% to $5.9 million for the nine months ended March 31, 2010 from $6.5 million for the nine months ended March 31, 2009. This decrease was primarily due to lower interest rates, partially offset by increased amortization of deferred loan costs related to the extension of our revolving credit facility.
Income Tax Benefit or Expense. The income tax benefit was $5.8 million for the nine months ended March 31, 2010 compared to income tax expense of $17.4 million for the nine months ended March 31, 2009. The effective tax rate was 38.1% and 37.4% for the nine months ended March 31, 2010 and March 31, 2009, respectively.

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
As of March 31, 2010, our cash totaled $51.7 million and we had $90.4 million available under the $115.0 million revolving portion of our senior credit facility (after giving effect to the outstanding balance of $24.6 million of standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our credit facility which are discussed below.
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
Changes in Cash Flows:

	Nine Months Ended
	March 31,
	2010	2009
	(In millions)
Net cash provided by operating activities	$18.4	$52.0
Net cash used in investing activities	$(7.8)	$(38.7)
Net cash (used in) provided by financing activities	$(2.7)	$0.9
Net cash provided by operating activities decreased to $18.4 million for the nine months ended March 31, 2010 compared to cash provided by operations of $52.0 million for the nine months ended March 31, 2009. The decrease in cash flows from operating activities was primarily due to the significant change in net (loss)/income between the two time periods. We had a net loss of $9.4 million for the nine months ended March 31, 2010 compared to net income of $29.1 million for the nine months ended March 31, 2009.
During the three months ended March 31, 2010, we had storm billings that totaled approximately $22.3 million, of which approximately $18.2 million remained in accounts receivable at March 31, 2010. Our customers have historically been financially stable and creditworthy and we believe that we will continue to collect our AR in normal time parameters, which are typically slightly extended for storm restoration services.
Net cash used in investing activities decreased to $7.8 million for the nine months ended March 31, 2010 from $38.7 million for the nine months ended March 31, 2009. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers and software purchases for both the implementation of our human resource and payroll system and toward the implementation of our job cost reporting and billings system. The decrease in cash used in investing activities was primarily due to the purchase of EDS during the nine months ended March 31, 2009.
Net cash used in financing activities was $2.7 million for the nine months ended March 31, 2010 compared to net cash provided by financing activities of $0.9 million for the nine months ended March 31, 2009. Our cash used in financing activities during the nine months ended March 31, 2010 primarily related to $2.8 million of fees associated with the July 29, 2009 closing of our amended and restated credit agreement.

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
As of March 31, 2010, we had $140.5 million of term loans outstanding under our amended credit agreement. As of March 31, 2010, our borrowing availability under the $115.0 million revolving portion of our amended credit agreement was $90.4 million (after giving effect to the outstanding balance of $24.6 million of outstanding standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of the credit facility. The obligations under our amended credit agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, Inc., which is the borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other domestic subsidiaries, subject to limited exceptions.
Our amended credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens and other restricted payments. Among these covenants, our amended credit agreement includes a requirement that we maintain: (i) a leverage ratio (as defined in the senior credit facility; measured on a trailing four-quarter basis) of no more than 3.25 to 1.0 as of the last day of each fiscal quarter, with declining ratios at June 30 each year, down to 2.25 on June 30, 2012, and (ii) a cash interest coverage ratio (as defined in the senior credit facility; measured on a trailing four-quarter basis) of at least 3.5 to 1.0 as of the last day of each fiscal quarter. The amended credit agreement also contains an excess cash provision which could require us to make debt payments, if the leverage ratio is 2.0 or higher at June 30 of each year, based on a defined calculation. As of March 31, 2010, we were in compliance with all of our debt covenants, including those noted above, with a leverage ratio of 3.06 to 1.00 and a cash interest coverage ratio of 7.31 to 1.00.
We have experienced net losses for the past three quarters, which have negatively impacted our debt covenant ratios. The decrease in our leverage ratio threshold to no more than 3.0 to 1.0 as of June 30, 2010 may require the use of a portion of our cash on-hand to reduce our debt outstanding.
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
Letters of Credit
Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. As of March 31, 2010, we had $24.6 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes.
Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of March 31, 2010, we had $109.3 million in surety bonds outstanding, and we also had provided collateral in the form of a letter of credit to sureties in the amount of $2.0 million, which is included in the total letters of credit outstanding above. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.
Pike Electric Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.
Seasonality; Fluctuations of Results
Because our services are performed outdoors, our results of operations can be subject to seasonal variations due to weather conditions. These seasonal variations affect both our core and storm restoration services. Extended periods of rain or snow affect the deployment of our core crews, particularly with respect to underground work. During the winter months, demand for core work is generally lower due to inclement weather. In addition, demand for core work generally increases during the spring months due to improved weather conditions and is typically the highest during the summer due to better weather conditions. Due to the unpredictable nature of storms, the level of our storm restoration revenues fluctuates from period to period.
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
•	our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business will not have a material adverse effect on our results of operation or financial position;

•	our belief that a significant amount of pent-up demand is building and power system reliability is being challenged and that we remain well positioned to benefit from a reacceleration in maintenance spending, which will remain dependent to a large extent on the health of the economy;

•	our belief that we maintain substantially all of cash investments in high credit quality financial institutions;

•	our belief that our cash investment policies are conservative and that we maintain a diverse portfolio of high-quality cash investments;

•	our expectation that current volatility in the capital markets will not have a material impact on the principal amounts of our cash investments;

•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future;

•	our belief that it is unlikely that any material claims will be made under a letter of credit in the foreseeable future;

•	our belief that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future;

•	our belief that contamination at our owned property in Georgia occurred before we purchased the property and that we have committed the necessary resources to remediate the contamination in a timely and appropriate manner;

•	our expectation that certain recent accounting pronouncements will have no material effect on our consolidated financial statements;

•	our expectation that our restructuring measures will result in annual savings of $15.2 million;

•	our expectation that substantially all termination benefits associated with our headcount reductions will be paid by June 30, 2010; and

•	our expectation that substantially all the assets held for sale at March 31, 2010 will be sold over the next six months.

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
As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PIKE ELECTRIC CORPORATION (Registrant)
Date: May 10, 2010	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: May 10, 2010	By:	/s/ Anthony K. Slater
Anthony K. Slater
Executive Vice President and Chief Financial Officer