Form 10-K
period 2010-06-30
Pike Electric CORP
filed 2010-09-13
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2010
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2009, was approximately $167,528,657 based on the closing sales price of the common stock on such date as reported on the New York Stock Exchange.
The number of shares of the Registrant’s common stock outstanding as of August 31, 2010 was 33,543,970.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent described herein.

PIKE ELECTRIC CORPORATION
Annual Report on Form 10-K for the year ended June 30, 2010

PART I
ITEM 1. BUSINESS
Overview
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
Pike Electric was founded by Floyd S. Pike in 1945 and later incorporated in North Carolina in 1968. We reincorporated in Delaware on July 1, 2005, in connection with our August 2005 initial public offering (“IPO”).
We completed three acquisitions during fiscal 2009 and fiscal 2010 that extended our footprint and energy solutions portfolio, each of which was funded from cash generated from existing operations.
•	On September 1, 2008, we acquired Shaw Energy Delivery Services, Inc., formerly an affiliate of The Shaw Group. This acquisition enabled Pike to expand its operations into engineering, design, procurement and construction management services and expand its geographic presence through engineering offices in Charlotte, NC, Austin, TX, San Ramon, CA, Portland, OR and Pittsburgh, PA. In addition, the acquisition added a talented workforce and equipment for transmission projects up to 345 kilovolt (“kV”), substation construction and engineering capabilities up to 500kV and an operational team focused on renewable energy projects.
•	On June 30, 2009, we acquired Facilities Planning & Siting, PLLC, a transaction that added the combined talents of civil engineers, GIS analysts, landscape architects and environmental experts. This acquisition enabled Pike to provide siting and planning capabilities at the conceptual stage of its customer’s projects, and consequently provides Pike with the ability to fully integrate environmental, engineering, real estate, economic, regulatory and community expertise into planning, siting and routing projects.
•	On June 30, 2010, we acquired Klondyke Construction LLC (“Klondyke”) based in Phoenix, AZ. Klondyke provides construction and maintenance services primarily associated with electric substation, transmission and distribution infrastructure. Klondyke also constructs renewable energy generation facilities. Klondyke’s range of construction services related to substation, transmission and distribution infrastructure complements our west coast engineering capabilities and enables the continued expansion of engineering, procurement and construction (“EPC”) services.
Prior to the above acquisitions, we were a specialty contractor for utilities focused on transmission and distribution powerline maintenance and construction. Over the last two fiscal years, we have repositioned Pike as an energy solutions company providing a diverse service offering to our customers for their outsourcing needs. We continue to develop our diverse service offerings and remain focused on distribution services which still provide the majority of our revenues. We are currently pursuing international opportunities, both individually and through partnerships, that would utilize our distribution construction, engineering and procurement service offerings.

Our service offering includes the following:

Service	Revenue Category	Description
Planning & Siting	Engineering and Substation	Our planning and siting process leverages technology and the collection of environmental, cultural, land use and scientific data to facilitate successful right-of-way negotiations and permitting for powerlines, substations, pipelines and renewable energy installations.

Engineering & Design	Engineering and Substation	We provide design, EPC, owner engineer, project management, multi-entity coordination, grid integration, balance-of-plant (“BOP”) and Thermal Rate solutions for individual or turnkey powerline, substation and renewable energy projects.

Transmission and Distribution Construction	Overhead Distribution and Other, Underground Distribution and Transmission	We provide overhead and underground powerline construction, upgrade and extension services (predominately single-pole and H-frame wood, concrete or steel poles) for distribution networks and transmission lines with voltages up to 345 kV, energized maintenance work for voltages up to 500kV.

Overhead services consist of construction, repair and maintenance of wire and components in energized overhead electric distribution and transmission systems.

Underground services range from simple residential installations, directional boring, duct bank and manhole installation, to the construction of complete underground distribution facilities.

Substation Construction	Engineering and Substation	We provide substation construction and service.

Substation services include: construction of new substations, existing substation upgrades, relay testing, commissioning, emergency outage response and Smart Grid component installation.

Renewables	Depending on project, can be any type of core revenue	We provide a total energy solution platform, including preliminary studies, planning, siting and permitting, engineering and design, construction, procurement and grid interconnection.

Storm Restoration Services	Storm Restoration Services	Storm restoration involves the repair or reconstruction of any part of a distribution or sub-500 kV transmission network, including substations, power lines, utility poles or other components, damaged during snow, ice or wind storms, flash floods, hurricanes, tornadoes or other natural disasters. We are a recognized leader in storm restoration, due to our ability to rapidly mobilize thousands of existing employees and equipment within 24 hours, while maintaining a functional force for unaffected customers.

Industry Overview
The electrical industry is comprised of investor-owned, municipal and co-operative utilities, independent power producers and independent transmission companies, with three distinct functions: generation, distribution and transmission. The electric transmission and distribution infrastructure is the critical network that connects power from generators to residential, commercial and industrial end users. Electric transmission refers to power lines and substations through which electricity is transmitted over long distances at high voltages (over 69 kV) and lower voltage lines that connect high voltage transmission infrastructure to local distribution networks. Electric distribution refers to the local distribution network, including related substations that step down voltages to distribution levels, which provide electricity to end users over shorter distances.
We believe there are significant opportunities for our business and the services we provide due to the following factors:
Deterioration of U.S. transmission and distribution infrastructure. Long-term increases in electricity demand, the increasing age of U.S. electricity infrastructure due to historically insufficient investment and geographic shifts in population have stressed the current electricity infrastructure and increased the need for new maintenance, upgrades and expansion. Further, current federal legislation requires the power industry to meet federal reliability standards for its transmission and distribution systems.
Expanded development of energy sources. We expect to benefit from the development of new sources of electric power generation. Twenty-nine states and Washington D.C. have adopted mandatory Renewable Portfolio Standards, or RPS, programs that require a certain percentage of electric power to come from renewable sources, and five other states have enacted non-binding RPS-like goals. In addition, the U.S. House of Representatives recently passed the Combined Efficiency and Renewable Electricity Standard (“CERES”) that would impose renewable energy standards on utilities nationally. Additionally, several of the provisions of the American Recovery and Reinvestment Act of 2009 (“ARRA”) include incentives for investments in renewable energy, energy efficiency and related infrastructure. The future development of new traditional power generation facilities, as well as renewable energy sources, will require new or expanded transmission infrastructure to transport power to demand centers. Renewable energy in particular often requires significant transmission infrastructure due to the remote location of renewable sources of energy.
Increased outsourcing of infrastructure services. Due to cost control initiatives, the ability to improve service levels and aging workforce trends, utilities have increased the outsourcing of their electricity infrastructure maintenance and construction services needs. We believe that a majority of utility infrastructure services are still conducted in-house and that our customers, especially electric utilities, will expand outsourcing of utility infrastructure services over time. Outsourced service providers are often able to provide the same services at a lower cost because of their specialization, larger scale and ability to better utilize their workforce and equipment across a larger geographic footprint.
Business Strategy
We continue to expand our market presence, geographic footprint and service offerings as one of the nation’s premiere energy solutions providers. Our business strategies center on diverse service offerings, safety, customer service, geographic expansion, and organic and strategic growth.
•	Diversification of Services. We provide the following services as part of our comprehensive energy solutions platform: planning and siting, engineering and design, construction, renewables, and storm restoration services. Although through fiscal year 2008 we were primarily a transmission and distribution powerline maintenance and construction company, we believe our customers have and will continue to derive great benefits from our transformation into an energy solutions company with a wide array of outsourced services available to them, and we will continue to add services that benefit our customers and add value to our company.
•	Safety. As a full service EPC company, we understand the importance of safety in every aspect of our business. To that end, our management team works closely with employees and customers to ensure safety in all facets of our service operations through our Stay Safe Program.
•	Customer Service. We value the trust we have built with our customers and work to maintain high levels of customer service by providing timely, accurate and professional services.
•	Geographic Expansion. We increased the scale of our geographic footprint, with engineering offices across the country and expanded construction regions, including the Southwest. In addition, we are currently pursuing international opportunities that would utilize our distribution construction, engineering and procurement service offerings.
•	Strategic and Organic Growth. We have successfully completed three acquisitions over the past two years. We will continue to consider additional potential merger and acquisition opportunities that may arise. In addition, we continue to explore organic growth opportunities which complement our existing service platform.

Competitive Strengths
We believe our significant competitive strengths are as follows:
•	Diversified service offering. As a leading energy solutions provider, we now have full turn-key capabilities, from planning and siting to design and construction, as discussed above.
•	National engineering presence. Our engineering teams cover the country with offices in Charlotte, NC, Austin, TX, Pittsburgh, PA, San Ramon, CA and Portland, OR.
•	Construction workforce scale. Our construction workforce and proven operating efficiency enable us to leverage our crews and equipment without significant barriers. The contiguous nature of our construction service territory enables us to respond to customer needs, particularly in situations requiring rapid response, where we are able to seamlessly transition crews and equipment.
•	Customer relationships. We have a diverse customer base with broad geographic presence that includes over 200 investor-owned, municipal and co-operative utilities. The value we place in our relationships is reflected in the fact that among our ten largest customers, our average relationship is approximately 30 years, with some going back more than 65 years to when Pike was founded.
•	Storm response. Our construction footprint includes the areas of the U.S. power grid we believe are the most susceptible to damage caused by inclement weather, such as hurricanes and ice storms. This enables us to work with our customers to secure the crews from non-affected areas and relocate them to the storm area quickly. Storm restoration services do not require dedicated storm teams “on call” or any additional storm-specific crew additions. Our flexible business strategy allows us to position crews where they are needed. We maintain a dedicated 24-hour Storm Center that acts as the single hub of command. While current customers receive priority, we also provide services to additional investor-owned, municipal and co-operative utilities. Our core revenues decline as our storm restoration revenues increase since crews are diverted from normal core services to the storm restoration. Our storm restoration services often solidify existing customer relationships and create opportunities with new customers. Our storm restoration revenues vary significantly from year-to-year as shown in the table below.

	Storm		Storm Revenues
Fiscal	Restoration	Total	as a Percentage of
Year	Revenues	Revenues	Total Revenues
	(In millions)	(In millions)
2006	$185.3	$727.5	25.5%
2007	$53.3	$596.8	8.9%
2008	$49.4	$552.0	8.9%
2009	$152.9	$613.5	24.9%
2010	$46.6	$504.1	9.2%

The following table sets forth certain information related to selected storm mobilizations in recent years:

Selected Storm Mobilizations
		Approximate
		Number of
		Employees
Storm (States Affected)	Fiscal Year	Mobilized

Hurricanes / Tropical Storms
Ike (TX, LA, AR, OH, KY)	2009	2,500

Gustav (LA, MS, AL)	2009	1,500

Fay (FL, AL, MS)	2008	900

Wilma (FL)	2006	1,600

Rita (TX, LA)	2006	1,500

Katrina (LA, MS, AL)	2006	3,100

Winter Storms
Winter Storm (TX, OK, GA, SC, NC, VA, WV, MD, OH, PA)	2010	1,800

Winter Storm (KY, NC, VA, TN, WV)	2010	1,350

Winter Storm (IN, KY, MO, OH)	2009	2,200

Ice Storm (OK)	2008	1,350

Ice Storm (MO)	2007	1,500
Types of Service Arrangements
For the fiscal year ended June 30, 2010, approximately 87% of our services were provided under master service agreements (“MSAs”) that cover transmission and distribution maintenance, upgrade and extension services, as well as some new construction services including engineering, siting and planning. The remaining 13% of our services were generated by fixed-price agreements. Work under MSAa is typically billed based on either hourly usage of labor and equipment or unit of work.
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
The terms of our service arrangements are typically one to three years for co-operative and municipal utilities and three to five years for investor-owned utilities, with periodic pricing reviews. Due to the nature of our MSAs, in many instances our customers are not committed to minimum volumes of services, but rather we are committed to perform specific services covered by MSAs if and to the extent requested by the customer. The customer is obligated to obtain these services from us if they are not performed by their employees. Therefore, there can be no assurance as to the customer’s requirements during particular periods, nor are estimations predictive of future revenues. Most of our arrangements, including MSAs, may be terminated by our customers on short notice. Because the majority of our customers are well-capitalized, investment grade-rated electric utilities, we have historically experienced minimal bad debts.

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
Competition
We face significant competition. Our competitors vary in size, geographic scope and areas of expertise. We also face competition from in-house service organizations of our existing and prospective customers, which may employ personnel who perform some of the same types of services we provide.
We believe that the principal competitive factors in the end markets in which we operate are:
•	diversified services, including the ability to offer turn-key EPC project services;
•	customer relationships and industry reputation;
•	responsiveness in emergency restoration situations;
•	adequate financial resources and bonding capacity;
•	geographic breadth and presence in customer markets:
•	pricing of services, particularly under MSA constraints; and
•	safety concerns of our crews, customers and the general public.
We believe that we have a favorable competitive position in our markets due in large part to our ability to execute with respect to each of these factors. Our years of experience, broad spectrum of service offerings, customer service and safety contribute to our competitive advantages.
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
Customers
We are proud of the relationships we have built with our customers, some of which go back over 65 years to when our company was formed. We remain focused on developing and maintaining strong, long-term relationships with electric investor-owned, municipal and co-operative utilities. Our diverse customer base includes over 200 electric companies, with broad geographic national presence. Our top ten customers accounted for approximately 59%, 56% and 56% of our revenues during fiscal 2010, 2009, and 2008, respectively. Duke Energy was our only customer that represented greater than 10% of our revenues during that time frame, with approximately 22%, 20%, and 20% for fiscal 2010, 2009, and 2008, respectively. Given the composition of the investor-owned, municipal and co-operative utilities in our geographic market, we expect that a substantial portion of our total revenues will continue to be derived from a limited group of customers.

Employees
At June 30, 2010, we employed approximately 4,500 full and part-time employees, of which approximately 3,900 were revenue producing and approximately 600 were non-revenue producing. Approximately 60 of our Klondyke employees are represented by a union or subject to collective bargaining agreements, requiring us to pay specified wages and provide certain benefits to these employees. We believe that our relationship with our employees is very good.
Training, Quality Assurance and Safety
Performance of our services requires the use of heavy equipment and exposure to potentially dangerous conditions. We emphasize safety at every level of the company, with safety leadership in senior management, an extensive and required ongoing safety and training program with physical training facilities and on-line courses, Occupation Safety and Health Administration (“OSHA”) courses, and lineman training through an accredited four-year program that has grown to be one of the largest power line training programs in the United States.
As is common in our industry, we regularly have been, and will continue to be, subject to claims by employees, customers and third parties for property damage and personal injuries.
Equipment
Our fleet consists of over 5,200 pieces of motorized equipment with an average age of approximately seven years (measured as of June 2010) as compared to their average useful lives of 3 to 18 years. We own the majority of our fleet and, as a result, believe we have an advantage relative to our competitors in our ability to mobilize, outfit and manage the equipment necessary to perform our construction work.
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
Proprietary Rights
We operate under a number of trade names, including Pike, Pike Electric, Pike Energy Solutions and Klondyke Construction. We have obtained U.S. federal trademark registration for “Pike” and “Pike Electric” and have other federal trademark registrations and pending trademark and patent applications. We also rely on state and common law protection. We have invested substantial time, effort and capital in establishing the Pike name and believe that our trademarks are a valuable part of our business.
Risk Management and Insurance
We maintain insurance arrangements with coverage customary for companies of our type and size, including general liability, automotive and workers’ compensation. We are partially self-insured under our major policies, and our insurance does not cover all types or amounts of liabilities. Under our general liability, automotive and individual workers’ compensation arrangements, we are generally liable for up to $1.0 million per occurrence. We also maintain insurance for health insurance claims exceeding $0.5 million per person on an annual basis. We are not required to, and do not, specifically set aside funds for our self-insurance programs. At any given time, we are subject to multiple workers’ compensation and personal injury and other employee-related claims. Losses are accrued based on estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported. We maintain accruals based on known facts and historical trends.
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. As of June 30, 2010, we have approximately $124.3 million in surety bonds outstanding. We have never had to reimburse any of our sureties for expenses or outlays incurred under a performance or payment bond.

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
Environmental Matters
Our facilities and operations are subject to a variety of environmental laws and regulations which govern, among other things, the use, storage and disposal of solid and hazardous wastes, the discharge of pollutants into the air, land and water, and the cleanup of contamination. In connection with our truck fueling, maintenance, repair, washing and final-stage manufacturing operations, we use regulated substances such as gasoline, diesel and oil, and generate small quantities of regulated waste such as used oil, antifreeze, paint and car batteries. Some of our properties contain, or previously contained, aboveground or underground storage tanks, fuel dispensers, and/or solvent-containing parts washers. In the event we cause, or we or our predecessors have caused, a release of hazardous substances or other environmental damage, whether at our sites, sites where we perform our services, or other locations such as off-site disposal locations or adjacent properties, we could incur liabilities arising out of such releases or environmental damage. Although we have incurred in the past, and will incur in the future, costs to maintain environmental compliance and/or to address environmental issues, such costs have not, and are not expected to, have a material adverse effect on our results of operations, cash flows or financial condition. Please see “Year Ended June 30, 2010 Compared to Year Ended June 30, 2009” from Management Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report for a discussion of a current environmental matter from fiscal 2010.
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
The ongoing economic downturn and instability in the financial markets may adversely impact our customers’ future spending as well as payment for our services and, as a result, our operations and growth. The U.S. economy is still recovering from the recent recession, and growth in U.S. economic activity has slowed substantially. The financial markets also have not fully recovered. It is uncertain when these conditions will significantly improve. Stagnant or declining U.S. economic conditions have adversely impacted the demand for our services and resulted in the delay, reduction or cancellation of certain projects and may continue to adversely affect us in the future. Additionally, our customers may finance their projects through the incurrence of debt or the issuance of equity. The availability of credit remains constrained, and many of our customers’ equity values have not fully recovered from the negative impact of the recession. A reduction in cash flow or the lack of availability of debt or equity financing may continue to result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels. A further reduction in customer spending for our services may increase competitive pressures and potentially lower operating margins.

We derive a significant portion of our revenues from a small group of customers. The loss of or a significant decrease in services to one or more of these customers could negatively impact our business and results of operations. Our customer base is highly concentrated. Our top ten customers accounted for approximately 58.6%, 55.8% and 55.5% of our revenues for fiscal 2010, 2009 and 2008, respectively. Duke Energy was our only customer that represented greater than 10% of our revenues during that time frame, with 21.9%, 20.1%, and 19.9% for fiscal 2010, 2009 and 2008, respectively. Given the composition of the investor-owned, municipal and co-operative utilities in our geographic market, we expect a substantial portion of our revenues will continue to be derived from a limited group of customers. We may not be able to maintain our relationships with these customers, and the loss of, or substantial reduction of our sales to, any of our major customers could materially and adversely affect our business, financial condition and results of operations.
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
Our storm restoration services are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, the levels of our financial results from period to period. Revenues derived from our storm restoration services are highly volatile and uncertain due to the unpredictable nature of weather-related events. Our annual storm restoration revenues have ranged from a low of $46.6 million to a high of $185.3 million during the five fiscal years ended June 30, 2010. During fiscal 2009 and 2006, we experienced some of the largest storm restoration events of our history as several significant hurricanes impacted the Gulf Coast and Florida and, in the case of fiscal 2009, significant winter storms affected the Midwest. Our storm restoration revenues for fiscal 2009 and 2006 are not indicative of the revenues that we typically generate in any period or can be expected to generate in any future period. Our historical results of operations have varied between periods due to the volatility of our storm restoration revenues. The levels of our future revenues and net income (loss) may be subject to significant variations and uncertainties from period to period due to the volatility of our storm restoration revenues. In addition, our storm restoration revenues are offset in part by declines in our core services because we staff storm restoration mobilizations in large part by diverting resources from our core services.
We are subject to the risks associated with government construction projects. Our utility customers often engage us to provide services on government construction projects, and we also provide services directly on government construction projects, primarily for state and local governments. We are therefore exposed to the risks associated with government construction projects, including the risks that spending on construction may be reduced, pending projects may be terminated or curtailed and planned projects may not be pursued as expected or at all as a result of the economic downturn or otherwise. In addition, government customers typically can terminate or modify any of their contracts at their convenience, and some of these government contracts are subject to renewal or extension annually. If a government customer terminates or modifies a contract, our backlog and revenue may be reduced or we may incur a loss, either of which could impair our financial condition and operating results. A termination due to our unsatisfactory performance could expose us to liability and adversely affect our ability to compete for future projects and orders. In cases where we are a subcontractor, the primary contract under which we subcontract could be terminated, regardless of the quality of our services as a subcontractor or our relationship with the relevant government customer.

The risks of government construction projects also include the increased risk of civil and criminal fines and penalties for violations of applicable regulations and statutes and the risk of public scrutiny of our performance on high profile sites. In addition, our failure to comply with the terms of one or more of our government contracts, other government agreements, or government regulations and statutes could result in our being suspended or barred from future government construction projects for a significant period of time. We could also be indirectly exposed to certain of these risks when we indemnify our customers performing work on government construction projects.
We may incur warranty costs that could adversely affect our profitability. Under almost all of our contracts, we warrant certain aspects of our maintenance and construction services. However, we cannot assure you that significant warranty claims will not be made in the future. To the extent we incur substantial warranty claims in any period, our reputation, our ability to obtain future business from our customers and our profitability could be adversely affected.
We may incur liabilities or suffer negative financial or reputational impacts relating to occupational health and safety matters. Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our occupational health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Although we have taken what we believe are appropriate precautions, our employees have suffered fatalities in the past and may suffer additional fatalities in the future. Serious accidents, including fatalities, may subject us to substantial penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to substantially deteriorate over time or we were to suffer substantial penalties or criminal prosecution for violation of health and safety regulations, our customers could cancel our contracts and not award us future business.
Our business is subject to numerous hazards that could subject us to substantial monetary and other liabilities. If accidents occur, they could materially and adversely affect our business and results of operations. Our business is subject to numerous hazards, including electrocutions, fires, natural gas explosions, mechanical failures, weather-related incidents, transportation accidents and damage to utilized equipment. These hazards could cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. Our safety record is an important consideration for our customers. If serious accidents or fatalities occur, we may be ineligible to bid on certain work, and existing service arrangements could be terminated. In addition, if our safety record was to deteriorate, our ability to bid on certain work could be adversely impacted. Further, regulatory changes implemented by OSHA could impose additional costs on us. Adverse experience with hazards and claims could have a negative effect on our reputation with our existing or potential new customers and our prospects for future work.
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
Utilities focus on power generation may temporarily divert attention and capital away from maintenance projects we perform. Utilities may commit additional capital to power generation projects. This capital demand may cause certain distribution powerline maintenance projects to be deferred.

Inability to perform our obligations under EPC and fixed-price contracts may adversely affect our business. EPC contracts require us to perform a range of services for our customers, some of which we routinely subcontract to other parties. While only 13% of our revenues were derived from fixed-price contracts during fiscal 2010, more of our business is moving to fixed-price contracts. We believe that these types of contracts will become increasingly prevalent in the powerline industry. In most instances, these contracts require completion of a project by a specific date and the achievement of certain performance standards. If we subsequently fail to meet such dates or standards, we may be held responsible for costs resulting from such failure. Our inability to obtain the necessary material and equipment to meet a project schedule or the installation of defective material or equipment could have a material adverse effect on our financial condition, results of operations and cash flows.
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
In addition, our employees might leave our company and join our competitors. If this happens, we may lose some of our existing clients that have formed relationships with these former employees. In addition, we may lose future clients to a former employee as a competitor. In either event, there could be a material adverse effect on our business, financial condition and results of operations.
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
Our unionized workforce could adversely affect our operations and our ability to complete future acquisitions. In addition, we contribute to multi-employer plans that could result in liabilities to us if these plans are terminated or we withdraw. The acquisition of Klondyke Construction introduced a unionized workforce to our Company, as substantially all of their hourly employees are unionized. As of June 30, 2010, approximately 1% of our employees were covered by collective bargaining agreements and that percentage could grow if more of our employees unionize or we expand our services in states that have predominantly unionized workforces in our industry. Strikes or work stoppages could occur that would adversely impact our relationships with our customers, hinder our ability to conduct business and increase costs. Our current workforce could experience an increase in union organizing activity, particularly if legislation that would facilitate such activity, such as the Employee Free Choice Act now pending before Congress, becomes law. Increased unionization could increase our costs, and we may not be able to recoup those cost increases by increasing prices for our services.
With the acquisition of Klondyke Construction, we now contribute to several multi-employer pension plans for employees covered by collective bargaining agreements. These plans are not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts. The Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Multi-employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. We do not routinely review information on the net assets and actuarial present value of the multi-employer pension plans’ unfunded vested benefits allocable to us, if any, and we are not presently aware of the amounts, if any, for which we may be contingently liable if we were to withdraw from any of these plans. In addition, if the funding of any of these multi-employer plans becomes in “critical status” under the Pension Protection Act of 2006, we could be required to make significant additional contributions to those plans.

Our ability to complete future acquisitions could be adversely affected because of our union status for a variety of reasons. Our union agreements may be incompatible with the union agreements of a business we want to acquire, and some businesses may or may not want to become affiliated with a company that maintains a significantly unionized workforce. Additionally, we may increase our exposure to withdrawal liabilities for underfunded multi-employer pension plans to which an acquired company contributes.
We require subcontractors to assist us in providing certain services and we may be unable to retain the necessary subcontractors to complete certain projects. We use subcontractors to perform portions of our contracts and to manage workflow. Although we are not dependent upon any single subcontractor, general market conditions may limit the availability of subcontractors on which we rely to perform portions of our contracts and this could have a material adverse effect on our business, financial condition and results of operations.
Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all. We are partially self-insured for our major risks, and our insurance does not cover all types or amounts of liabilities. Our insurance policies for individual workers’ compensation and vehicle and general liability are subject to substantial deductibles of $1.0 million per occurrence. We are not required to, and do not, specifically set aside funds for our self-insurance programs. At any given time, we are subject to multiple workers’ compensation and personal injury claims. Our insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, business insurance programs require collateral currently provided by $24.6 million in letters of credit.
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
Fuel costs could materially and adversely affect our operating results. Fuel costs constitute a portion of our operating expense and have been very volatile over the last several years. Fuel prices and supplies are influenced by a variety of international, political and economic circumstances. In addition, weather and other unpredictable events may significantly affect fuel prices and supplies. These or other factors could result in higher fuel prices which, in turn, would increase our costs of doing business and lower our gross profit. Fuel and oil expenses have ranged from 4.4% to 6.2% of fiscal year revenues over the last three fiscal years.
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
Current or future market conditions, including losses incurred in the construction industry, decrease in lending activity and ultimately over performance on contracts, may have a negative effect on surety providers. These market conditions, as well as changes in our surety’s assessment of our operating and financial risk, could also cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in our availability of bonding capacity, we may be unable to compete for or work on certain projects and such interruption or reduction could have a material adverse effect on our business, financial condition and results of operations. If we are able to obtain letters of credit, we may be unable to provide the requested terms or amounts of our customers based upon the terms of our credit facility.
We extend credit to customers for purchases of our services. In the past we have had, and in the future we may have, difficulty collecting receivables from customers that are subject to protection under bankruptcy or insolvency laws, are otherwise experiencing financial difficulties or dispute the amount owed to us. We grant credit, generally without collateral, to our customers located throughout the U.S. and abroad. Consequently, we are subject to potential credit risk related to changes in the electric power and gas utility industries and their performance. Please refer to Note 17 of our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Concentration of Credit Risk” for additional information regarding the concentration of our credit risk among our larger customers. If any of our large customers, some of which are highly leveraged, file for bankruptcy or experience financial difficulties, we could suffer reduced cash flows and losses in excess of current allowances provided. We could also experience adverse financial effects if our customers dispute or refuse to pay the amounts owed to us for various reasons, such as disagreement as to the terms of the governing contract, or dissatisfaction with the quality or timing of the work we performed.

The current economic downturn has adversely affected many of our customers and increased the risk that a greater percentage of our accounts receivable will not be collectible. Our allowance for doubtful accounts was less than 1% of accounts receivable at June 30, 2010. We cannot assure you that this estimate will be realized or that the allowance will be sufficient.
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
Our financial results are based upon estimates and assumptions that may differ from actual results. In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), several estimates and assumptions are used by management in determining the reported amounts of assets and liabilities, revenues and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is not capable of being readily calculated based on generally accepted methodologies. In some cases, these estimates are particularly difficult to determine and we must exercise significant judgment. Estimates are primarily used in our assessment of the allowance for doubtful accounts, valuation of inventory, useful lives and salvage values of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, forfeiture estimates relating to stock-based compensation, revenue recognition and provision for income taxes. Actual results for all estimates could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our business, financial condition and results of operations.
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
We have incurred indebtedness under a senior credit facility, which may restrict our business and operations, and restrict our future access to sufficient funding to finance desired growth. As of June 30, 2010, we had outstanding indebtedness of approximately $114.5 million and had availability of $90.4 million under the $115.0 million revolving portion of our senior credit facility (after giving effect to the outstanding standby letters of credit of $24.6 million). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our credit facility. Including the impact of active interest rate swaps, a hypothetical change in the interest rate of 100 basis points on our indebtedness as of June 30, 2010 would change annual cash interest expense by approximately $0.7 million.
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

A breach of our senior credit facility, including any inability to comply with the required financial ratios, could result in a default under that credit facility. In the event of any default under our credit facility, the lenders thereunder would be entitled to accelerate the repayment of amounts outstanding, plus accrued and unpaid interest. Moreover, these lenders would have the option to terminate any obligation to make further extensions of credit under our credit facility. In the event of a default under our credit facility, the lenders thereunder could also proceed to foreclose against the assets securing such obligations. In the event of a foreclosure on all or substantially all of our assets, we may not be able to continue to operate as a going concern. Outstanding letters of credit issued under the revolving portion of our credit facility would need to be replaced with our forms of collateral.
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
During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business and results of operations. We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, consequential damages or injunctive or declaratory relief. In addition, pursuant to our service arrangements, we generally indemnify our customers for claims related to the services we provide thereunder. Furthermore, our services are integral to the operation and performance of the electric distribution and transmission infrastructure. As a result, we may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause for such failures. In addition, we may incur civil and criminal liabilities to the extent that our services contributed to any property damage. With respect to such lawsuits, claims, proceedings and indemnities, we have and will accrue reserves in accordance with U.S. GAAP. In the event that such actions or indemnities are ultimately resolved unfavorably at amounts exceeding our accrued reserves, or at material amounts, the outcome could materially and adversely affect our reputation, business, financial condition and results of operations. In addition, payments of significant amounts, even if reserved, could adversely affect our liquidity position.
Our participation in partnerships or alliances exposes us to liability and/or harm to our reputation for failures of our partners. As part of our business, we enter into partnership or alliance arrangements. The purpose of these agreements is typically to combine skills and resources to allow for the performance of particular projects. Success on these jointly performed projects depends in large part on whether our partners satisfy their contractual obligations. We and our partners generally will be jointly and severally liable for all liabilities and obligations. If a partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation and reduce our profit on a project.
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

Our results of operations could be adversely affected as a result of the impairment of goodwill or other intangibles. When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. In accordance with U.S. GAAP, we must identify and value intangible assets that we acquire in business combinations, such as customer arrangements, customer relationships and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.
U.S. GAAP provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. U.S. GAAP also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. U.S. GAAP requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter.
We review our intangible assets with finite lives for impairment when events or changes in business conditions indicate the carrying value of the assets may not be recoverable, as required by U.S. GAAP. An impairment of intangible assets with finite lives exists if the sum of the undiscounted estimated future cash flows expected is less than the carrying value of the assets. If this measurement indicates a possible impairment, we compare the estimated fair value of the asset to the net book value to measure the impairment charge, if any.
We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $153.3 million at June 30, 2010. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements. Future impairments, if any, will be recognized as operating expenses.
Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects, and we could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar worldwide anti-bribery laws. We are in the process of expanding our operations internationally and expect that the number of countries that we operate in could increase over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our services and their ability to pay for our services. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, currency fluctuations in foreign countries, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act (FCPA). These risks could restrict our ability to provide services to international customers or to operate our international business profitably, and our overall business and results of operations could be negatively impacted by our foreign activities.
The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with these anti-bribery laws. Further, we require our partners, subcontractors, agents and others who work for us or on our behalf that they are obligated to comply with the FCPA and other anti-bribery laws. Although we have policies and procedures designed to ensure that we, our employees and our agents comply with the FCPA and other anti-bribery laws, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating, and resolving actual or alleged FCPA violations is expensive and can consume significant time and attention of our senior management.

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
Additional factors that do not specifically relate to our company may also materially reduce the market price of our common stock, regardless of our operating performance.
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
As of June 30, 2010, there were 33,544,212 shares of our common stock outstanding. Of this amount, 18,082,298 shares of common stock are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters and primary fleet facility are located in Mount Airy, North Carolina. As of June 30, 2010, we owned 13 facilities and leased 38 properties throughout our service territory. Most of our properties are used as offices or for fleet operations. We have pledged our owned properties as collateral under our credit facility. We continuously review our property needs and, as a result, may consolidate or eliminate certain facilities in the future. However, no specific future eliminations or consolidations have been identified. We believe that our facilities are adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, (i) compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, or property damages, (ii) punitive damages, civil penalties or other damages, or (iii) injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows.
ITEM 4. RESERVED
This item is not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began trading on the New York Stock Exchange (“NYSE”) on July 27, 2005 at the time of our IPO and can now be found under the symbol “PIKE.” The table below presents the high and low sales prices per share of our common stock as reported on the NYSE for the periods indicated:

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low

First Quarter	$12.99	$10.11	$19.21	$13.68
Second Quarter	12.99	8.77	14.72	6.73
Third Quarter	9.85	8.10	12.78	7.28
Fourth Quarter	11.05	8.82	12.29	8.90
As of August 31, 2010, there were 73 stockholders of record of our common stock.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Pike Electric Corporation, the S&P 500 Index,
the Russell 2000 Index and a Peer Group

	7/27/05	12/05	6/06	12/06	6/07	12/07	6/08	12/08	6/09	12/09	6/10

Pike Electric Corporation	100.00	115.86	137.57	116.64	159.86	119.71	118.64	87.86	86.07	66.29	67.29
S&P 500	100.00	105.77	108.63	122.48	131.00	129.21	113.81	81.40	83.98	102.94	96.09
Russell 2000	100.00	105.88	114.58	125.33	133.41	123.36	111.80	81.68	83.84	103.88	101.85
Peer Group	100.00	110.63	132.95	138.64	206.93	170.73	190.77	122.65	141.53	129.22	123.37

ITEM 6. SELECTED FINANCIAL DATA
The tables on the following pages set forth selected consolidated financial data of Pike Electric Corporation for each of the years in the five-year period ended June 30, 2010. The selected consolidated financial data as of June 30, 2010, 2009, 2008, 2007 and 2006 and for each of the five years in the period ended June 30, 2010, was derived from the audited consolidated financial statements of Pike Electric Corporation.
The consolidated financial data should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data” included elsewhere herein.

	Years Ended June 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)

Statement of Operations Data (1):
Core revenues	$457,448	$460,360	$502,632	$543,570	$542,166
Storm restoration revenues	46,636	152,846	49,397	53,267	185,304

Total revenues	$504,084	$613,206	$552,029	$596,837	$727,470
Cost of operations	456,317	503,203	460,325	499,422	599,247

Gross profit	47,767	110,273	91,704	97,415	128,223
General and administrative expenses	51,994	50,248	41,724	46,486	45,228
Loss on sale and impairment of property and equipment	1,239	2,116	3,043	1,052	2,250
Restructuring expenses (2)	8,945	—	—	—	—

(Loss) income from operations	(14,411)	57,909	46,937	49,877	80,745
Other expense (income):
Interest expense (3)	7,908	9,258	13,919	19,799	24,272
Other, net	(298)	(1,552)	(214)	(236)	(220)

Total other expense	7,610	7,706	13,705	19,563	24,052

(Loss) income before income taxes	(22,021)	50,203	33,232	30,314	56,693
Income tax (benefit) expense	(8,562)	18,634	12,983	11,957	22,324

Net (loss) income	$(13,459)	$31,569	$20,249	$18,357	$34,369

(Loss) earnings per share:
Basic	$(0.41)	$0.96	$0.62	$0.57	$1.11

Diluted	$(0.41)	$0.94	$0.60	$0.55	$1.07

Shares used in computing (loss) earnings per share:
Basic	33,132	33,023	32,810	32,416	31,023

Diluted	33,132	33,741	33,666	33,366	32,252

	As of June 30,
	2010	2009	2008	2007	2006
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$11,133	$43,820	$11,357	$1,467	$3,391
Working capital	73,530	98,379	71,413	64,078	78,995
Property and equipment, net	194,885	222,539	229,119	267,740	284,452
Total assets	505,378	548,969	510,660	545,497	589,966
Total current liabilities	78,532	77,554	71,420	69,906	73,884
Total long-term liabilities	177,378	214,450	218,288	279,530	345,350
Total stockholders’ equity	249,468	256,965	220,952	196,061	170,732

(1)	Statement of operations data include the results of each acquired operation since the date of acquisition: Shaw Energy Delivery Services, Inc. — September 1, 2008; and, Facilities Planning and Siting, PLLC — June 30, 2009.

(2)	Restructuring expense for fiscal 2010 of $8.9 million relates to the implementation of cost restructuring measures in distribution operations and support services. The pre-tax restructuring charge consisted of $1.0 million for severance and other termination benefits and $7.9 million for the non-cash writedown of fleet and other fixed assets to be disposed. See Note 4 of Notes to the Consolidated Financial Statements.

(3)	Interest expense primarily includes interest expense related to outstanding debt. Other interest expenses includes the write-off of unamortized deferred loan costs of $0.2 million, $0.8 million, $1.1 million and $3.2 million for fiscal 2010, 2008, 2007 and 2006, respectively, resulting from the prepayment of debt. There were no prepayments of debt during fiscal 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in “Item 8 — Financial Statements and Supplementary Data” The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Risk Factors.”
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
Services
We completed three acquisitions during fiscal 2009 and fiscal 2010 that extended our footprint and energy solutions portfolio, each of which was funded from cash generated from existing operations.
•	On September 1, 2008, we acquired Shaw Energy Delivery Services, Inc. (“EDS”), formerly an affiliate of The Shaw Group. This acquisition enabled Pike to expand its operations into engineering, design, procurement and construction management services and expand its geographic presence through engineering offices in Charlotte, NC, Austin, TX, San Ramon, CA, Portland, OR and Pittsburgh, PA. In addition, the acquisition added a talented workforce and equipment for transmission projects up to 345 kilovolt (“kV”), substation construction and engineering capabilities up to 500kV and an operational team focused on renewable energy projects.
•	On June 30, 2009, we acquired Facilities Planning & Siting, PLLC, a transaction that added the combined talents of civil engineers, GIS analysts, landscape architects and environmental experts. This acquisition enabled Pike to provide siting and planning capabilities at the conceptual stage of its customer’s projects, and consequently provides Pike with the ability to fully integrate environmental, engineering, real estate, economic, regulatory and community expertise into planning, siting and routing projects.
•	On June 30, 2010, we acquired Klondyke Construction LLC (“Klondyke”) based in Phoenix, AZ. Klondyke provides construction and maintenance services primarily associated with electric substation, transmission and distribution infrastructure. Klondyke also constructs renewable energy generation facilities. Klondyke’s range of construction services related to substation, transmission and distribution infrastructure complements our west coast engineering capabilities and enables the continued expansion of engineering, procurement and construction (“EPC”) services.
Prior to the above acquisitions, we were a specialty contractor for utilities focused on transmission and distribution powerline maintenance and construction. Over the last two fiscal years, we have repositioned Pike as an energy solutions company providing a diverse service offering to our customers for their outsourcing needs. We continue to develop our diverse service offerings and remain focused on distribution services which still provide the majority of our revenues. We are currently pursuing international opportunities, both individually and through partnerships, that would utilize our distribution construction, engineering and procurement service offerings.

Our service offering includes the following:

Service	Revenue Category	Description
Planning & Siting	Engineering and Substation	Our planning and siting process leverages technology and the collection of environmental, cultural, land use and scientific data to facilitate successful right-of-way negotiations and permitting for powerlines, substations, pipelines and renewable energy installations.

Engineering & Design	Engineering and Substation	We provide design, EPC, owner engineer, project management, multi-entity coordination, grid integration, balance-of-plant (“BOP”) and Thermal Rate solutions for individual or turnkey powerline, substation and renewable energy projects.

Transmission and Distribution Construction	Overhead Distribution and Other, Underground Distribution and Transmission	We provide overhead and underground powerline construction, upgrade and extension services (predominately single-pole and H-frame wood, concrete or steel poles) for distribution networks and transmission lines with voltages up to 345 kV, energized maintenance work for voltages up to 500kV.

Overhead services consist of construction, repair and maintenance of wire and components in energized overhead electric distribution and transmission systems.

Underground services range from simple residential installations, directional boring, duct bank and manhole installation, to the construction of complete underground distribution facilities.

Substation Construction	Engineering and Substation	We provide substation construction and service.

Substation services include: construction of new substations, existing substation upgrades, relay testing, commissioning, emergency outage response and Smart Grid component installation.

Renewables	Depending on project, can be any type of core revenue	We provide a total energy solution platform, including preliminary studies, planning, siting and permitting, engineering and design, construction, procurement and grid interconnection.

Storm Restoration Services	Storm Restoration Services	Storm restoration involves the repair or reconstruction of any part of a distribution or sub-500 kV transmission network, including substations, power lines, utility poles or other components, damaged during snow, ice or wind storms, flash floods, hurricanes, tornadoes or other natural disasters. We are a recognized leader in storm restoration, due to our ability to rapidly mobilize thousands of existing employees and equipment within 24 hours, while maintaining a functional force for unaffected customers.

Although storm restoration services can generate significant revenues, their unpredictability is demonstrated by comparing our revenues from those services in the last five fiscal years which have ranged from 8.9% to 25.5% of total revenues. During periods with significant storm restoration work, we generally see man-hours diverted from core work, which decreases core revenues. The table below sets forth our revenues by category of service for the periods indicated:

		Percentage	Storm	Percentage
Fiscal	Core	of Total	Restoration	of Total	Total
Year	Revenues	Revenues	Revenues	Revenues	Revenues
	(In millions)		(In millions)		(In millions)

2006	$542.2	74.5%	$185.3	25.5%	$727.5
2007	$543.6	91.1%	$53.2	8.9%	$596.8
2008	$502.6	91.1%	$49.4	8.9%	$552.0
2009	$460.6	75.1%	$152.9	24.9%	$613.5
2010	$457.5	90.7%	$46.6	9.3%	$504.1
Seasonality; Fluctuations of Results
Our services are performed outdoors and, as a result, our results of operations can be subject to seasonal variations due to weather conditions. These seasonal variations affect both our construction and storm restoration services. Extended periods of rain affect the deployment of our construction crews, particularly with respect to underground work. During the winter months, demand for construction work is generally lower due to inclement weather. In addition, demand for construction work generally increases during the spring months due to improved weather conditions and is typically the highest during the summer due to better weather conditions. Due to the unpredictable nature of storms, the level of our storm restoration revenues fluctuates from period to period.
Inflation
Due to relatively low levels of inflation experienced in recent years, inflation has not had a significant effect on our results. However, we have experienced fuel cost volatility during the last three fiscal years.
Basis of Reporting
Revenues. We derive our revenues from one reportable segment through two service categories — core services and storm restoration services. Our core services include siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems, including renewable energy projects. Our storm restoration services involve the rapid deployment of our highly-trained crews and related equipment to restore power on transmission and distribution systems during crisis situations, such as hurricanes or ice or wind storms.
Approximately 87% of our services, including the majority of our core services and a majority of our storm restoration services, are provided under master service agreements (“MSAs”), which are based on a price per hour worked or a price per unit of service. The remaining 13% of our annual revenues are from fixed-price agreements. The mix of hourly and per unit revenues changes during periods of high storm restoration services, as these services are all billed on an hourly basis. We determine our revenue generated on an hourly basis based on actual labor and equipment time completed and on materials billed to our customers. Revenue based on hours worked is recognized as hours are completed. We recognize revenue on unit-based services as the units are completed. Revenues for longer duration fixed-price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract.
Cost of Operations. Our cost of operations consists primarily of compensation and benefits to employees, insurance, fuel, specialty equipment, rental, operating and maintenance expenses relating to vehicles and equipment, materials and tools and supplies. Our cost of operations also includes depreciation, primarily relating to our vehicles and heavy equipment.
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

Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses reported. We believe our uses of estimates and underlying accounting assumptions adhere to U.S. GAAP and are consistently applied. Valuations based on estimates are reviewed for reasonableness on a consistent basis. Actual results may differ materially from these estimates. We believe the following to be our most important accounting policies, including those that use significant judgments and estimates in the preparation of our consolidated financial statements.
Revenue Recognition. Revenues from service arrangements are recognized when services are performed. We recognize revenue from hourly services based on actual labor and equipment time completed and on materials when billable to our customers. We recognize revenue on unit-based services as the units are completed. We recognize the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenue to be received from such units.
Revenues for fixed-price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Contract costs include all direct material, labor and subcontract costs, as well as indirect costs related to contract performance, such as indirect labor, tools, repairs and depreciation. The cost estimation process is based on the professional knowledge and experience of our engineers, project managers, field construction supervisors, operations management and financial professionals. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.
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
Property and Equipment. We capitalize property and equipment as permitted or required by applicable accounting standards, including replacements and improvements when costs incurred for those purposes extend the useful life of the asset. We charge maintenance and repairs to expense as incurred. Depreciation on capital assets is computed using the straight-line method and ranges from 3 to 39 years. Our management makes assumptions regarding future conditions in determining estimated useful lives and potential salvage values. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss once the asset is disposed.
We review our property and equipment for impairment when events or changes in business conditions indicate the carrying value of the assets may not be recoverable, as required by U.S. GAAP. An impairment of assets classified as “held and used” exists if the sum of the undiscounted estimated future cash flows expected is less than the carrying value of the assets. If this measurement indicates a possible impairment, we compare the estimated fair value of the asset to the net book value to measure the impairment charge, if any. If the criteria for classifying an asset as “held for sale” have been met, we record the asset at the lower of carrying value or fair value, less estimated selling costs. We continually evaluate the depreciable lives and salvage values of our equipment.
Valuation of Goodwill and Other Intangible Assets. We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units as of the first day of our fourth fiscal quarter. For purposes of our fiscal 2010 analysis, we had two reporting units — construction and engineering. In evaluating reporting units, we first consider our operating segments and related components in accordance with U.S. GAAP. We allocate goodwill to the reporting units that are expected to benefit from the synergies of the business combinations generating the goodwill. We apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair values of the reporting units to their carrying amounts, including goodwill. If the carrying amount of any reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded.

We determine the fair value of our reporting units based on a combination of the income approach, using a discounted cash flow model, and a market approach, which considers comparable companies and transactions. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects our best estimate of the weighted average cost of capital of a market participant, and is adjusted for appropriate risk factors. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach. Under the market approach, valuation multiples are derived based on a selection of comparable companies and acquisition transactions, and applied to projected operating data for each reporting unit to arrive at an indication of fair value.
For our fiscal 2010 annual impairment analysis, we weighted the income and market approaches 70% and 30%, respectively, The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach which is based on multiples of companies that, although comparable, may not have the exact same risk factors as our reporting units. The analysis indicated that, as of the first day of our fourth fiscal quarter, the fair values of each of our reporting units exceeded their respective carrying values. The fair value of our construction reporting unit exceeded its carrying value by less than 10%. We also compared the aggregate estimated fair values of our reporting units from the impairment analysis to our overall market capitalization with appropriate consideration of a control premium. Based on these analyses, we have concluded that goodwill was not impaired.
In addition to goodwill, we identify and value other intangible assets that we acquire in business combinations, such as customer arrangements, customer relationships and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. For customers with whom we have an existing relationship prior to the date of the transaction, we utilize assumptions that a marketplace participant would consider in estimating the fair value of customer relationships that an acquired entity had with our pre-existing customers in accordance with U.S. GAAP.
Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable. We have no intangibles with indefinite lives other than goodwill.
Inherent in valuation determinations related to goodwill and other intangible assets are significant judgments and estimates, including assumptions about our future revenue, profitability and cash flows, our operational plans, current economic indicators and market valuations. To the extent these assumptions are incorrect or there are declines in our business outlook, impairment charges may be recorded in future periods.
Insurance and Claims Accruals. In the ordinary course of our business, we are subject to individual workers’ compensation, vehicle, general liability and health insurance claims for which we are partially self-insured. We maintain commercial insurance for individual workers’ compensation and vehicle and general liability claims exceeding $1.0 million. We also maintain commercial insurance for health insurance claims exceeding $0.5 million per person on an annual basis. We determine the amount of our loss reserves and loss adjustment expenses for self-insured claims based on analyses prepared quarterly that use both company-specific and industry data, as well as general economic information. Our estimates for insurance loss exposures require us to monitor and evaluate our insurance claims throughout their life cycles. Using this data and our assumptions about the emerging trends, we estimate the size of ultimate claims. Our most significant assumptions in forming our estimates include the trend in loss costs; the expected consistency with prior year claims of the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. We also monitor the reasonableness of the judgments made in the prior year’s estimates and adjust current year assumptions based on that analysis.
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
Stock-Based Compensation. In accordance with U.S. GAAP, we recognize the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). We measure the cost of employee services received in exchange for an award based on the grant-date fair value of the award.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. We have limited trading history beginning July 27, 2005; as such our expected volatility is based on the average long-term historical volatilities of peer companies. Also, due to our limited trading history, we are using the “simplified method” to calculate expected holding periods as allowed under U.S. GAAP, which represents the period of time that options granted are expected to be outstanding. Forfeitures are estimated at 5% based on certain historical data.
Results of Operations
The following table sets forth selected statement of operations data as percentages of revenues for the periods indicated (dollars in millions):

	Years Ended June 30,
	2010		2009		2008
Revenues:
Core revenues	$457.5	90.7%	$460.6	75.1%	$502.6	91.1%
Storm restoration revenues	46.6	9.3%	152.9	24.9%	49.4	8.9%

Total revenues	$504.1	100.0%	$613.5	100.0%	$552.0	100.0%
Cost of operations	456.3	90.5%	503.2	82.0%	460.3	83.4%

Gross profit	47.8	9.5%	110.3	18.0%	91.7	16.6%
General and administrative expenses	52.0	10.3%	50.3	8.2%	41.7	7.6%
Loss on sale and impairment of property and equipment	1.3	0.3%	2.1	0.4%	3.1	0.5%
Restructuring expenses	8.9	1.8%	—	—	—	—

(Loss) income from operations	(14.4)	-2.9%	57.9	9.4%	46.9	8.5%
Interest expense and other	7.6	1.5%	7.7	1.2%	13.7	2.5%

(Loss) income before income tax	(22.0)	-4.4%	50.2	8.2%	33.2	6.0%
Income tax (benefit) expense	(8.5)	-1.7%	18.6	3.1%	13.0	2.3%

Net (loss) income	$(13.5)	-2.7%	$31.6	5.1%	$20.2	3.7%

Year Ended June 30, 2010 Compared to Year Ended June 30, 2009
Revenues. Revenues decreased 17.8%, or $109.4 million, to $504.1 million for the fiscal year ended June 30, 2010 from $613.5 million for the fiscal year ended June 30, 2009. The decrease was attributable to a $106.3 million decrease in storm restoration revenues and a $3.1 million decrease in core revenues.
For the fiscal year ended June 30, 2010, storm restoration revenues totaled $46.6 million. In contrast, primarily due to damages caused by Hurricanes Gustav and Ike and significant winter storms in the Midwest during February 2009, storm restoration revenues totaled $152.9 million for the fiscal year ended June 30, 2009. Our storm restoration revenues are highly volatile and unpredictable.
Our core revenues decreased slightly to $457.5 million for fiscal 2010 from $460.6 million for fiscal 2009. Our distribution services continue to suffer from reduced utility distribution maintenance spending in our service territory and a further decline in underground distribution projects due to continued housing and commercial construction weakness in our service territory. In addition, the large amount of storm restoration work during the prior fiscal year diverted significant man-hours from core work during that period, which minimized the fiscal 2010 decrease for core revenues. The following table contains information on revenue and percentage changes by category for the periods indicated (all of engineering and most of substation and transmission revenues resulted from the September 1, 2008 acquisition of EDS):

	Years Ended
	June 30,
Category of Core Revenue	2010	2009	% Change
Overhead distribution and other	$248.7	$265.5	-6.3%
Underground distribution	63.6	87.5	-27.3%
Transmission	68.8	52.9	30.0%
Engineering and substation	76.4	54.7	39.6%

Total	$457.5	$460.6	-0.7%

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
Transmission, engineering and substation revenues increased due to our ability to offer turnkey services (EPC) to our full customer base for larger scale projects. Growth in these categories has been a focus of our revenue diversification strategy. In addition, the fiscal year ended June 30, 2009 included operations related to the EDS acquisition for only ten months.
Gross Profit. Gross profit decreased 56.7% to $47.8 million for the fiscal year ended June 30, 2010 from $110.3 million for the fiscal year ended June 30, 2009. Gross profit as a percentage of revenues decreased to 9.5% for the fiscal year ended June 30, 2010 from 18.0% for the fiscal year ended June 30, 2009. Our gross profit was impacted negatively by the following:
•	A significantly lower mix of storm restoration revenues for the current year. Our storm restoration services typically generate a higher profit margin than core services. During a storm response, our storm-assigned crews and equipment are fully utilized. In addition, the overtime typically worked on storm events lowers the ratio of fixed costs to revenue. Storm restoration gross profit margins can vary greatly depending on the geographic area, customer and amount of overtime worked.
•	Distribution margins. Due to the decline in overall distribution demand, we experienced compressed margins due to the following: (i) increased level of idle equipment, (ii) decreased distribution productivity due to the types of projects being outsourced by our customers, (iii) higher average wage rates as we have retained our most experienced workers and (iv) increased overhead as a percentage of revenue. Major steps were taken as part of our restructuring during our fiscal second quarter to better align our costs with revenue expectations. However, because of the continued reduction of distribution revenues and intense competition during MSA renewals, our distribution margins remain under significant pressure.
•	Crew start-up costs. Toward the end of fiscal 2010, we had additions to our transmission and distribution headcount, which resulted in new crews and caused us to absorb costs related to the release of certain tools and supplies from inventory and the acquisition of certain new tools. In addition, we attempt to use excess fleet equipment to start new crews. Some of this equipment had been idle for several quarters and required significant repairs and maintenance before being put back into service.
•	Environmental matter. We recognized $3.3 million of costs for the fiscal year ended June 30, 2010 related to the cleanup of certain petroleum-related products on an owned property in Georgia. We believe the contamination occurred before we purchased the property. The remediation of the site is substantially complete.
General and Administrative Expenses. General and administrative expenses increased 3.5% to $52.0 million for the fiscal year ended June 30, 2010 from $50.2 million for the fiscal year ended June 30, 2009. The increase in general and administrative expenses was primarily due to a $1.4 million increase in stock-based compensation expense, a $1.6 million increase in professional fees and a $1.2 million increase in depreciation expense related to recent software and office equipment additions, partially offset by a $1.7 million decrease in cash incentive compensation expense and a $1.0 million decrease in wages and benefits. As a percentage of revenues, general and administrative expenses increased to 10.3% from 8.2% due to the increase in expenses described above along with the 17.8% decrease in revenues for fiscal 2010 compared to fiscal 2009.
Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment was $1.2 million for the fiscal year ended June 30, 2010 compared to $2.1 million for the fiscal year ended June 30, 2009. The level of losses is affected by several factors, including the timing of the continued replenishment of aging, damaged or excess fleet equipment, and conditions in the market for used equipment. We continually evaluate the depreciable lives and salvage values of our equipment.

Restructuring Expenses. During the second quarter of fiscal 2010, we implemented cost restructuring measures in our distribution operations and support services. The cost restructuring initiatives included reductions in headcount, pay levels and employee benefits in distribution operations and support services, and the disposition of excess fleet assets. We have made these changes in order to improve our efficiency and to attempt to align our costs with the current operating environment.
We recorded a pre-tax restructuring charge related to these measures of $8.9 million ($5.5 million or $0.16 per diluted share on an after-tax basis) for the fiscal year ended June 30, 2010, comprised of $1.0 million for severance and other termination benefits and a $7.9 million non-cash write-down of fleet and other fixed assets to be disposed.
Substantially all of the cost restructuring initiatives noted above were implemented during our fiscal quarter ended December 31, 2009. As of June 30, 2010 we had received $4.4 million in proceeds from the sale of assets written down in connection with the restructuring. The carrying value of the remaining assets to be disposed of in connection with the restructuring was $0.8 million at June 30, 2010 and was included within prepaid expenses and other in the consolidated balance sheets. We expect to complete the disposition of assets within the next six months.
All termination benefits associated with the headcount reductions were paid by June 30, 2010. We expect these restructuring measures to result in annual savings of $15.2 million.
Interest Expense. Interest expense decreased 14.6% to $7.9 million for the fiscal year ended June 30, 2010 from $9.3 million for the fiscal year ended June 30, 2009. This decrease was primarily due to lower interest rates and decreased settlement costs related to interest rate swaps, partially offset by increased amortization of deferred loan costs related to the extension of our revolving credit facility (See Note 7 of Notes to Consolidated Financial Statements).
Other, Net. Other, net totaled $0.3 million of income for fiscal 2010 compared to $1.6 million of income for fiscal 2009. The fiscal 2009 amount includes $1.2 million related to the settlement of a non-competition lawsuit.
Income Tax Benefit or Expense. The income tax benefit was $8.6 million for the fiscal year ended June 30, 2010 compared to income tax expense of $18.6 million for the fiscal year ended June 30, 2009. The effective tax rate was 38.9% and 37.1% for the fiscal year ended June 30, 2010 and June 30, 2009, respectively.
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
The September 1, 2008 acquisition of EDS added $80.7 million in core revenues for fiscal 2009, which, among other things, helped to increase our revenues from transmission services by $14.4 million, or 37.3%, compared to the prior year. Even with these increases, our core revenues decreased 8.4% to $460.6 million for the fiscal year ended June 30, 2009 from $502.6 million for the fiscal year ended June 30, 2008. The large amount of storm restoration work during fiscal 2009 diverted significant man-hours from core work. We also experienced a reduction in distribution service revenues as customers reduced their distribution spending across our operating territory.
Gross Profit. Gross profit increased 20.3% to $110.3 million for the fiscal year ended June 30, 2009 from $91.7 million for the fiscal year ended June 30, 2008. Gross profit as a percentage of revenues increased to 18.0% for fiscal 2009 from 16.6% for fiscal 2008. Our gross profit was impacted positively by the following:
•	A higher mix of storm restoration revenue. Our storm restoration services typically generate a higher profit margin than core services. During a storm response, our storm-assigned crews and equipment are fully utilized. In addition, the overtime typically worked on storm events lowers the ratio of fixed costs to revenue. Storm gross profit margins can vary greatly depending on the geographic area, customer and amount of overtime worked.
•	Lower fuel expense as a percentage of revenue. Fuel expense decreased to 5.0% of total revenues for fiscal 2009 compared to 6.2% for fiscal 2008 as fuel costs moderated significantly during fiscal 2009 compared to the record highs reached during the spring and summer of 2008.

The following items negatively impacted our gross profits:
•	Lower gross profit margin on our material procurement services. Material procurement services generate lower gross profit margins compared to other core services. Our engineering and substation services recognized approximately $18.9 million in material procurement revenues for fiscal 2009.
•	Higher fixed equipment costs as a percentage of revenue due to decreased utilization. We own much of our equipment, and both underground and overhead distribution equipment utilization decreased as a result of a reduction in overall utility distribution maintenance projects in our territory. This impact was compounded by the excess leased and special rental equipment which we assumed in the EDS transaction.
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
Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment was $2.1 million for the fiscal year ended June 30, 2009 compared to $3.0 million for the fiscal year ended June 30, 2008. The level of losses is affected by several factors, including the timing of the continued replenishment of aging, damaged or excess fleet equipment, and conditions in the market for used equipment. We continually evaluate the depreciable lives and salvage values of our equipment.
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
Liquidity and Capital Resources
Our primary cash needs have been for capital expenditures, working capital, payments under our credit facility and acquisitions. Our primary source of cash for fiscal 2010 and 2009 was cash provided by operations. Our primary sources of cash for fiscal 2008 were cash provided by operations and to a lesser extent, proceeds from the sale of property and equipment.
We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on the electric infrastructure and the corresponding spending by our customers on electric service and repairs. The increased service activity during storm restoration events temporarily causes an excess of customer billings over customer collections, leading to increased accounts receivable during those periods. In the past, we have utilized borrowings under the revolving portion of our credit facility and cash on hand to satisfy normal cash needs during these periods.
As of June 30, 2010, our cash totaled $11.1 million and we had $90.4 million available under the $115.0 million revolving portion of our senior credit facility (after giving effect to the outstanding balance of $24.6 million of standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our credit facility, which are discussed below.
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

We believe that our cash flow from operations, available cash and cash equivalents, and borrowings available under our credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future. However, our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We believe that if we pursue any material acquisitions in the foreseeable future we may need to finance this activity through additional equity or debt financing.
Changes in Cash Flows: 2010 Compared to 2009

	Year Ended June 30,
	2010	2009
	(in millions)
Net cash provided by operating activities	$21.0	$77.3
Net cash used in investing activities	$(25.1)	$(45.9)
Net cash (used in) provided by financing activities	$(28.6)	$1.0
Net cash provided by operating activities decreased to $21.0 million for the fiscal year ended June 30, 2010 from $77.3 million for the fiscal year ended June 30, 2009. The decrease in cash flows from operating activities was primarily due to the significant change in net (loss)/income between the two time periods. We had a net loss of $13.5 million for the fiscal year ended June 30, 2010 compared to net income of $31.6 million for the fiscal year ended June 30, 2009. Also contributing to the decrease of net cash provided by operating activities for fiscal 2010 compared to fiscal 2009, was the increase in our combined days outstanding in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts to 81 days from 71 days.
Net cash used in investing activities decreased to $25.1 million for the fiscal year ended June 30, 2010 from $45.9 million for the fiscal year ended June 30, 2009. We decreased our net capital expenditures by $10.6 million during fiscal 2010 compared to fiscal 2009, which for both periods consisted primarily of purchases of vehicles and equipment used to service our customers and software purchases for both the implementation of our human resource and payroll system and toward the implementation of our job cost reporting and billings system. Our cash used for acquisitions during fiscal 2010 and 2009 was $15.2 million and $25.1 million, respectively.
Net cash used in financing activities was $28.6 million for the fiscal year ended June 30, 2010 compared to net cash provided by financing activities of $1.0 million for the fiscal year ended June 30, 2009. Our cash used in financing activities during the fiscal year ended June 30, 2010 primarily related to the $26.0 million prepayment on our senior credit facility.
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
Net cash provided by financing activities was $1.0 million for fiscal 2010 compared to net cash used in financing activities of $48.5 million for fiscal 2009. Net cash used in financing activities for fiscal 2009 primarily reflected net payments under our credit facility.

Capital Expenditures
We routinely invest in vehicles, equipment and technology. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. Capital expenditures were $17.7 million, $27.3 million and $8.6 million for fiscal 2010, 2009 and 2008, respectively. Capital expenditures for all periods consisted primarily of purchases of vehicles and equipment used to service our customers. As of June 30, 2010, we had no material outstanding commitments for capital expenditures. We expect capital expenditures to range from $10 million to $20 million for the year ending June 30, 2011, which could vary depending on the addition of new customers or increased work on existing customer relationships. We intend to fund those expenditures primarily from operating cash flow and available cash and cash equivalents.
Credit Facility
On July 29, 2009, we entered into an amended and restated credit agreement that replaced our prior credit facility. The restated credit agreement: (i) extended the maturity of the revolving facility from July 1, 2010 to July 1, 2012; (ii) increased the amount of the revolving facility from $90.0 million to $115.0 million; (iii) increased the interest rate on the revolving facility by 2.0%; (iv) increased the aggregate dollar limits on our ability to invest in joint ventures, transfer assets to foreign subsidiaries, make earn-out payments, use unsecured debt, lease equipment, repurchase debt, pay dividends and repurchase equity; and (v) increased the letter of credit limit from $50.0 million to $90.0 million, with the addition of an additional $25.0 million cash collateralized letter of credit facility at our option. The financial covenants in the credit facility remained unchanged in the restated credit agreement.
On August 30 , 2010, we entered into an amendment to the restated credit agreement, which: (i) amended the required leverage ratio to be no more than 3.75 to 1.00 for the fiscal quarters ending June 30, 2010 through March 31, 2011 and 3.25 to 1.00 for the fiscal quarter ending June 30, 2011 and thereafter; (ii) waived compliance with the leverage ratio covenant prior to giving effect to the foregoing amendment with regard to the quarter ending June 30, 2010; and (iii) added Qualified Remedial Expenses (as defined in the first amendment) into the calculation of Consolidated EBITDA in the restated credit agreement. The Qualified Remedial Expenses are primarily related to the FY10 environmental matter. Please see “Year Ended June 30, 2010 Compared to Year Ended June 30, 2009” for a discussion of the environmental matter.
As of June 30, 2010, we had $114.5 million of term loan indebtedness outstanding under our credit facility and our borrowing availability under the revolving portion of our credit facility was $90.4 million (after giving effect to $24.6 million of outstanding standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our credit facility which are discussed below. The obligations under our senior credit facility are unconditionally guaranteed by us, Pike Electric, Inc. and each of our existing and subsequently acquired or organized subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, Inc. and each of our other subsidiaries, subject to limited exceptions.
Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and other restricted payments. Under the credit agreement, we are permitted to incur maximum capital expenditures of $70.0 million in fiscal 2010 and in any fiscal year thereafter, subject to a one year carry-forward of 50% of the unused amount from the previous fiscal year. In addition, our credit agreement includes a requirement that we maintain: (i) a leverage ratio (as defined in the senior credit facility; measured on a trailing four-quarter basis) of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.25 on June 30, 2011 and thereafter, and (ii) a cash interest coverage ratio (as defined in the senior credit facility; measured on a trailing four-quarter basis) of at least 3.5 to 1.0 as of the last day of each fiscal quarter. After giving effect to the first amendment to the restated credit agreement, we were in compliance with all of our debt covenants as of June 30, 2010, included those noted above, with a leverage ratio of 2.83 to 1.00 and a cash interest coverage ratio of 6.96 to 1.00.
We repaid $26.0 million of term loans outstanding under our credit facility during fiscal 2010 with cash provided by operations and cash on hand.

Contractual Obligations and Other Commitments
As of June 30, 2010, our contractual obligations and other commitments were as follows:

	Payment Obligations by Fiscal Year Ended June 30,
	Total	2011	2012	2013	2014	2015	Thereafter
	(in millions)
Long-term debt obligations (1)	$114.5	$—	$—	$114.5	$—	$—	$—
Interest payment obligations (2)	9.7	4.6	4.6	0.5	—	—	—
Operating lease obligations	32.6	9.1	8.3	5.6	3.6	2.3	3.7
Purchase obligations (3)	27.3	27.3	—	—	—	—	—
Deferred compensation (4)	8.3	—	—	1.7	—	—	6.6

Total	$192.4	$41.0	$12.9	$122.3	$3.6	$2.3	$10.3

(1)	Includes only obligations to pay principal not interest expense.

(2)	Represents estimated interest payments to be made on our variable rate debt. All interest payments assume that principal payments are made as originally scheduled. Interest rates utilized to determine interest payments for variable rate debt are based upon our current term loan interest rate and include the impact of our interest rate swaps. For more information, see Note 7 of the Notes to Consolidated Financial Statements.

(3)	Represents purchase obligations related to materials and subcontractor services for customer contracts.

(4)	For a description of the deferred compensation obligation, see Note 16 of the Notes to Consolidated Financial Statements.
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
Letters of Credit
Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. As of June 30, 2010, we had $24.6 million of standby letters of credit issued under our credit facility primarily for insurance and bonding purposes.
Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2010, we had $124.3 million in surety bonds outstanding, and we also had provided collateral in the form of a letter of credit to sureties in the amount of $2.0 million, which is included in the total letters of credit outstanding above. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.
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
Accounting for Business Combinations
We adopted new U.S. GAAP guidance related to business combinations beginning in our first quarter of fiscal 2010. The adoption of the new guidance impacted the accounting for the Klondyke acquisition (See Note 3 of the Notes to Consolidated Financial Statements) and it will impact the resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, but will now be adjusted to income tax expense, regardless of the date of the original business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, this guidance requires expensing of acquisition-related and restructure-related costs, remeasurement of earn-out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles.
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

Subsequent Events
In February 2010, the FASB issued new guidance regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this new guidance, a public company that is a SEC filer, as defined, is no longer required to disclose the date through which subsequent events have been evaluated.
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
Words such as “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “potential,” “continue,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Such risks include, without limitation, those identified under the heading “Risk Factors.” Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to:
•	our belief that there are significant opportunities for our business and the services we provide due to the deterioration of U.S. transmission and distribution infrastructure, the expanded development of energy sources and the increased outsourcing of infrastructure services;
•	our expectation that we will benefit from the development of new sources of electric power generation;
•	our belief that our customers, especially electric utilities, will expand outsourcing of utility infrastructure services over time;
•	our belief that our customers will continue to derive great benefits from our transformation into an energy solutions company with a wide array of outsourced services available to them;
•	our expectation that a substantial portion of our total revenues will continue to be derived from a limited group of customers given the composition of the investor-owned, municipal and co-operative utilities in our geographic market;
•	our belief that we have a favorable competitive position in our markets due in large part to our ability to execute with respect to the following factors: (i) diversified services including the ability to offer turn-key EPC project services; (ii) customer relationships and industry reputation; (iii) responsiveness in emergency restoration situations; (iv) adequate financial resources and bonding capacity; (v) geographic breadth and presence in customer markets; and (vi) pricing of services, particularly under MSA constraints; and (vii) safety concerns of our crews, customers and the general public;
•	our expectation that costs to maintain environmental compliance and/or to address environmental issues will not have a material adverse effect on our results of operations, cash flows or financial condition;
•	our belief that our fleet maintenance capabilities, experience and personnel provide us with a competitive advantage;
•	our intention to continue to retain any future earnings to finance growth, development and expansion of our business rather than paying dividends;

•	our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business will not have a material adverse effect on our results of operation, financial position, liquidity or cash flows;
•	our belief that a significant amount of pent-up demand is building and power system reliability is being challenged and that we remain well positioned to benefit from a reacceleration in maintenance spending, which will remain dependent to a large extent on the health of the economy;
•	our expectation that current volatility in the capital markets will not have a material impact on the principal amounts of our cash investments;
•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future and that if we pursue any material acquisitions in the foreseeable future we may need to finance this activity through additional equity or debt financing;
•	our expectation that our capital expenditures will range from $10 million to $20 million for the year ended June 30, 2011 and our intention to fund those expenditures from operating cash flow and available cash and cash equivalents;
•	our belief that it is unlikely that any material claims will be made under a letter of credit in the foreseeable future;
•	our belief that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future;
•	our expectation that certain recent accounting pronouncements will have no material effect on our consolidated financial statements;
•	our expectation that substantially all the assets held for sale at June 30, 2010 will be sold during the first half of fiscal 2011;
•	our expectation that our restructuring measures will result in annual savings of $15.2 million; and
•	our belief that contamination at our owned property in Georgia occurred before we purchased the property and that the remediation of the site is substantially complete.
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
We periodically enter into interest rate swaps to decrease our exposure to interest rate volatility. We currently have two active interest rate swaps, both with notional amounts of $20 million. One has a fixed rate of 1.1375% and the other has a fixed rate of 1.0525%. Based on our leverage ratio and the one-month LIBOR rate at June 30, 2010, these swap agreements effectively fix the interest rate at 2.85% for $40 million of our term debt. The fair value of the interest rate swaps at June 30, 2010 was reflected on the balance sheet in accrued expenses and other for $0.2 million.
Based on our outstanding debt of $114.5 million at June 30, 2010 and after including the impact of our active interest rate swaps, a hypothetical change in the annual interest rate of 100 basis points would result in a change in annual cash interest expense of $0.7 million. Actual changes in interest rates may differ materially from the hypothetical assumptions used in computing this exposure.
Diesel Fuel Risk
We have a large fleet of vehicles and equipment that primarily use diesel fuel. As a result, we have market risk for changes in diesel fuel prices. If diesel prices rise, our gross profit and operating income (loss) would be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers.
We periodically enter into diesel fuel swaps and fixed-price forward contracts to decrease our price volatility. We currently hedge approximately 52% of our diesel fuel usage with prices ranging from $2.70 to $3.26 per gallon at a weighted-average price of $3.01 per gallon. Our goal is to maintain our hedged positions at 50% to 80% of our annual volumes on a rolling basis. The fair value of the diesel fuel swaps at June 30, 2010 was approximately $0.
Based on our projected fuel usage for fiscal 2010 and after including the impact of our active diesel fuel swaps, a $0.50 change in the price per gallon of diesel fuel would change our annual cost of operations by approximately $1.5 million. Actual changes in costs of operations may differ materially from the hypothetical assumptions used in computing this exposure.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of June 30, 2010.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Klondyke Construction LLC, which is included in our 2010 consolidated financial statements and constituted $10,218,000 and $8,348,000 of total and net assets, respectively, as of June 30, 2010.
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
We have audited the accompanying consolidated balance sheets of Pike Electric Corporation as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pike Electric Corporation at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pike Electric Corporation’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Greensboro, North Carolina
September 13, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Pike Electric Corporation
We have audited Pike Electric Corporation’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pike Electric Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Form 10-K, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Klondyke Construction LLC, which is included in the 2010 consolidated financial statements of Pike Electric Corporation and constituted $10,218,000 and $8,348,000 of total and net assets, respectively, as of June 30, 2010. Our audit of internal control over financial reporting of Pike Electric Corporation also did not include an evaluation of the internal control over financial reporting of Klondyke Construction LLC.
In our opinion, Pike Electric Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pike Electric Corporation as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the three years in the period ended June 30, 2010 of Pike Electric Corporation and our report dated September 13, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Greensboro, NC
September 13, 2010

PIKE ELECTRIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,133	$43,820
Accounts receivable from customers, net	64,672	57,766
Costs and estimated earnings in excess of billings on uncompleted contracts	50,215	46,674
Inventories	6,401	7,718
Prepaid expenses and other	9,115	6,306
Deferred income taxes	10,526	13,649

Total current assets	152,062	175,933
Property and equipment, net	194,885	222,539
Goodwill	114,778	106,865
Other intangibles, net	38,527	40,139
Deferred loan costs, net	3,021	2,028
Other assets	2,105	1,465

Total assets	$505,378	$548,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,484	$13,231
Accrued compensation	22,589	23,002
Billings in excess of costs and estimated earnings on uncompleted contracts	8,925	5,176
Accrued expenses and other	6,112	8,301
Current portion of deferred compensation	—	1,402
Current portion of insurance and claim accruals	23,422	26,442

Total current liabilities	78,532	77,554
Long-term debt	114,500	140,500
Insurance and claim accruals, net of current portion	6,005	7,335
Deferred compensation, net of current portion	5,844	5,563
Deferred income taxes	48,170	57,251
Other liabilities	2,859	3,801
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 33,544 and 33,462 shares issued and outstanding at June 30, 2010 and 2009, respectively	6,427	6,427
Additional paid-in capital	158,030	153,035
Accumulated other comprehensive loss, net of taxes	(142)	(1,109)
Retained earnings	85,153	98,612

Total stockholders’ equity	249,468	256,965

Total liabilities and stockholders’ equity	$505,378	$548,969

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2010	2009	2008

Revenues	$504,084	$613,476	$552,029
Cost of operations	456,317	503,203	460,325

Gross profit	47,767	110,273	91,704
General and administrative expenses	51,994	50,248	41,724
Loss on sale and impairment of property and equipment	1,239	2,116	3,043
Restructuring expenses	8,945	—	—

(Loss) income from operations	(14,411)	57,909	46,937
Other expense (income):
Interest expense	7,908	9,258	13,919
Other, net	(298)	(1,552)	(214)

Total other expense	7,610	7,706	13,705

(Loss) income before income taxes	(22,021)	50,203	33,232
Income tax (benefit) expense	(8,562)	18,634	12,983

Net (loss) income	$(13,459)	$31,569	$20,249

(Loss) earnings per share:
Basic	$(0.41)	$0.96	$0.62

Diluted	$(0.41)	$0.94	$0.60

Shares used in computing earnings per share:
Basic	33,132	33,023	32,810

Diluted	33,132	33,741	33,666

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common		Additional	Other		Total
	Stock	Common	Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Stock	Capital	Loss	Earnings	Equity

Balance June 30, 2007	32,916	$6,426	$142,849	$(8)	$46,794	$196,061
Employee stock compensation plans, net	267	1	5,439	—	—	5,440
Comprehensive income:
Net income	—	—	—	—	20,249	20,249
Loss on derivative instruments, net of income taxes of ($512)	—	—	—	(798)	—	(798)

Total comprehensive income	—	—	—	(798)	20,249	19,451

Balance June 30, 2008	33,183	$6,427	$148,288	$(806)	$67,043	$220,952
Employee stock compensation plans, net	279	—	4,747	—	—	4,747
Comprehensive income:
Net income	—	—	—	—	31,569	31,569
Loss on derivative instruments, net of income taxes of ($194)	—	—	—	(303)	—	(303)

Total comprehensive income	—	—	—	(303)	31,569	31,266

Balance June 30, 2009	33,462	$6,427	$153,035	$(1,109)	$98,612	$256,965
Employee stock compensation plans, net	82	—	4,995	—	—	4,995
Comprehensive income:
Net loss	—	—	—	—	(13,459)	(13,459)
Gain on derivative instruments, net of income taxes of $615	—	—	—	967	—	967

Total comprehensive income	—	—	—	967	(13,459)	(12,492)

Balance June 30, 2010	33,544	$6,427	$158,030	$(142)	$85,153	$249,468

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(13,459)	$31,569	$20,249
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	35,672	36,564	36,042
Non-cash interest expense	2,082	1,534	2,946
Deferred income taxes	(6,506)	(389)	(6,074)
Loss on sale and impairment of property and equipment	1,239	2,116	3,043
Restructuring charges, non-cash	7,938	—	—
Equity compensation expense	4,836	3,437	2,903
Excess tax benefit from stock-based compensation	(18)	(255)	(976)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(7,501)	16,631	1,893
Inventories, prepaid expenses and other	440	(1,357)	1,588
Insurance and claim accruals	(4,350)	(3,085)	(701)
Accounts payable and other	1,996	(5,713)	(1,006)
Deferred compensation	(1,402)	(3,709)	(4,153)

Net cash provided by operating activities	20,967	77,343	55,754

Cash flows from investing activities:
Purchases of property and equipment	(17,663)	(27,251)	(8,568)
Business acquisitions, net	(15,157)	(25,092)	—
Net proceeds from sale of property and equipment	7,739	6,462	11,166

Net cash (used in) provided by investing activities	(25,081)	(45,881)	2,598

Cash flows from financing activities:
Principal payments on long-term debt	(26,000)	—	(51,000)
Borrowings under revolving credit facility	—	84,705	2,800
Repayments under revolving credit facility	—	(84,705)	(2,800)
Stock option and employee stock purchase activity, net	201	805	1,562
Excess tax benefit from stock-based compensation	18	255	976
Deferred loan costs	(2,792)	(59)	—

Net cash (used in) provided by financing activities	(28,573)	1,001	(48,462)

Net (decrease) increase in cash and cash equivalents	(32,687)	32,463	9,890
Cash and cash equivalents beginning of year	43,820	11,357	1,467

Cash and cash equivalents end of year	$11,133	$43,820	$11,357

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2010, 2009 and 2008
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
The following table sets forth our revenue by category of service for the periods indicated:

	For the Years Ended June 30,
	2010		2009		2008
Core services	$457,448	90.7%	$460,630	75.1%	$502,632	91.1%
Storm restoration services	46,636	9.3	152,846	24.9	49,397	8.9

Total	$504,084	100.0%	$613,476	100.0%	$552,029	100.0%

2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Pike Electric Corporation and its wholly owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts; recognition of revenue for costs and estimated earnings in excess of billings on uncompleted contracts; future cash flows associated with long-lived assets; useful lives and salvage values of fixed assets for depreciation purposes; workers compensation and employee benefit liabilities; purchase price allocations, fair value assumptions in analyzing goodwill, income taxes; and fair value of financial instruments. Due to the subjective nature of these estimates, actual results could differ from those estimates.
Reclassifications
Certain amounts reported previously have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents
We consider all highly-liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.
Revenue Recognition
Revenues from service arrangements are recognized when services are performed. We recognize revenue from hourly services based on actual labor and equipment time completed and on materials when billable to our customers. We recognize revenue on unit-based services as the units are completed. We recognize the full amount of any estimated loss on these projects if estimated costs to complete the remaining units for the project exceed the revenue to be received from such units.
Revenues for fixed-price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract. Contract costs include all direct material, labor and subcontract costs, as well as indirect costs related to contract performance, such as indirect labor, tools, repairs and depreciation. The cost estimation process is based on the professional knowledge and experience of our engineers, project managers, field construction supervisors, operations management and financial professionals. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income and their effects are recognized in the period in which the revisions are determined. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.
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
Accounts receivable, net and costs and estimated earnings in excess of billings on uncompleted contracts included allowances for doubtful accounts of $645 and $896 at June 30, 2010 and 2009, respectively. We recorded bad debt expense of $274, $392 and $297 for fiscal 2010, 2009 and 2008, respectively.
Inventories
Inventories consist of machine parts, supplies, small tools and other materials used in the ordinary course of business and are stated at the lower of average cost or market.
Property and Equipment
Property and equipment is carried at cost. Replacements and improvements are capitalized when costs incurred for those purposes extend the useful life of the asset. Maintenance and repairs are expensed as incurred. Depreciation on capital assets is computed using the straight-line method. Internal and external costs incurred to acquire and create internal use software are capitalized in accordance with U.S. GAAP. Capitalized software is included in property and equipment on the consolidated balance sheets. Our management makes assumptions regarding future conditions in determining estimated useful lives and potential salvage values, and reviews these assumptions at least annually. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss recognized once the asset is disposed of or classified as “held for sale.”

We review our property and equipment for impairment when events or changes in business conditions indicate the carrying value of the assets may not be recoverable, as required by U.S. GAAP. An impairment of assets classified as “held and used” exists if the sum of the undiscounted estimated future cash flows expected is less than the carrying value of the assets. If this measurement indicates a possible impairment, we compare the estimated fair value of the asset to the net book value to measure the impairment charge, if any. If the criteria for classifying an asset as “held for sale” have been met, we record the asset at the lower of carrying value or fair value, less estimated selling costs. We continually evaluate the depreciable lives and salvage values of our equipment.
Goodwill and Other Intangible Assets
We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units as of the first day of our fourth fiscal quarter. For purposes of our fiscal 2010 analysis, we had two reporting units — construction and engineering. In evaluating reporting units, we first consider our operating segments and related components in accordance with U.S. GAAP. We allocate goodwill to the reporting units that are expected to benefit from the synergies of the business combinations generating the goodwill. We apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair values of the reporting units to their carrying amounts, including goodwill. If the carrying amount of any reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded.
We determine the fair value of our reporting units based on a combination of the income approach, using a discounted cash flow model, and a market approach, which considers comparable companies and transactions. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects our best estimate of the weighted average cost of capital of a market participant, and is adjusted for appropriate risk factors. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach. Under the market approach, valuation multiples are derived based on a selection of comparable companies and acquisition transactions, and applied to projected operating data for each reporting unit to arrive at an indication of fair value.
For our fiscal 2010 annual impairment analysis, we weighted the income and market approaches 70% and 30%, respectively, The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach which is based on multiples of companies that, although comparable, may not have the exact same risk factors as our reporting units. The analysis indicated that, as of the first day of our fourth fiscal quarter, the fair values of each of our reporting units exceeded their respective carrying values. The fair value of our construction reporting unit exceeded its carrying value by less than 10%. We also compared the aggregate estimated fair values of our reporting units from the impairment analysis to our overall market capitalization with appropriate consideration of a control premium. Based on these analyses, we have concluded that goodwill was not impaired.
In addition to goodwill, we identify and value other intangible assets that we acquire in business combinations, such as customer arrangements, customer relationships and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. For customers with whom we have an existing relationship prior to the date of the transaction, we utilize assumptions that a marketplace participant would consider in estimating the fair value of customer relationships that an acquired entity had with our pre-existing customers in accordance with U.S. GAAP.

Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable. We have no intangibles with indefinite lives other than goodwill.
Inherent in valuation determinations related to goodwill and other intangible assets are significant judgments and estimates, including assumptions about our future revenue, profitability and cash flows, our operational plans, current economic indicators and market valuations. To the extent these assumptions are incorrect or there are declines in our business outlook, impairment charges may be recorded in future periods.
Insurance and Claim Accruals
We are partially self-insured for individual workers’ compensation, vehicle and general liability, and health insurance claims. To mitigate a portion of these risks, we maintain commercial insurance for individual workers’ compensation and vehicle and general liability claims exceeding $1,000. We also maintain commercial insurance for health insurance claims exceeding $500 per person on an annual basis. We determine the amount of our loss reserves and loss adjustment expenses for self-insured claims based on analyses prepared quarterly that use both company-specific and industry data, as well as general economic information. Our estimates for insurance loss exposures require us to monitor and evaluate our insurance claims throughout their life cycles. Using this data and our assumptions about the emerging trends, we estimate the size of ultimate claims. Our most significant assumptions in forming our estimates include the trend in loss costs, the expected consistency with prior year claims of the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. We also monitor the reasonableness of the judgments made in the prior year’s estimates and adjust current year assumptions based on that analysis.
For the years ended June 30, 2010, 2009 and 2008, respectively, insurance and claims expense was $40,001, $43,437 and $41,495 and was included in cost of operations and general and administrative expenses in the consolidated statements of operations.
Collective Bargaining Agreements
With the acquisition of Klondyke Construction LLC (“Klondyke”) (Note 3), we are now party to various collective bargaining agreements with various unions representing craftworkers performing field construction operations (approximately 1% of our employees). The agreements require Klondyke to pay specified wages and provide certain benefits to their union employees, including contributions to certain multi-employer pension plans and employee benefit trusts. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms that are similar to the ones contained in the expiring agreements.
Stock-Based Compensation
U.S. GAAP requires that all share-based payments be recognized in the consolidated financial statements based on their grant date fair values. Under U.S. GAAP, share-based compensation expense is recognized over the period the recipient is required to perform the services in exchange for the award (presumptively the vesting period). As permitted by U.S. GAAP, we value awards with graded vesting as single awards and recognize the related compensation expense using a straight-line attribution method. U.S. GAAP requires that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.
Advertising and Promotion
We expense advertising and promotion costs as incurred and these costs are included as a component of general and administrative expenses. Advertising and promotion costs for the years ended June 30, 2010, 2009 and 2008 were $1,180, $1,184 and $944, respectively.

Earnings Per Share
Basic earnings per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period and potentially dilutive common stock equivalents. Potential common stock equivalents that have been issued by us relate to both outstanding stock options and restricted stock awards and are determined using the treasury stock method.
Deferred Loan Costs
Deferred loan costs are being amortized over the term of the related debt using the effective-interest method. Accumulated amortization was $12,902 and $11,102 at June 30, 2010 and 2009, respectively. Amortization expense was $1,800, $809 and $1,703 for the years ended June 30, 2010, 2009 and 2008, respectively. Approximately $209 and $829 of the amortization expense for fiscal 2010 and 2008, respectively, is related to unamortized loan costs written off due to term loan prepayments (See Note 7). We had no term loan prepayments during fiscal 2009.
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
Changes in the fair value of derivatives that are highly effective, and are designated and qualify as cash flow hedges are recorded in other comprehensive income (loss) until earnings are affected by the variability in cash flows of the designated hedged item. Any changes in the fair value of a derivative where hedge accounting has not been elected or where there is ineffectiveness are recognized immediately in earnings. Cash flows related to derivatives are included in operating activities. See Note 8 for additional information.
Income Taxes
The liability method is used in accounting for income taxes as required by U.S. GAAP. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

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
Accounting for Business Combinations
We adopted new U.S. GAAP guidance related to business combinations beginning in our first quarter of fiscal 2010. The adoption of the new guidance impacted the accounting for the Klondyke acquisition (See Note 3) and it will impact the resolution of certain tax contingencies and adjustments to valuation allowances related to business combinations, which previously were adjusted to goodwill, but will now be adjusted to income tax expense, regardless of the date of the original business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, this guidance requires expensing of acquisition-related and restructure-related costs, remeasurement of earn-out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles.
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
Subsequent Events
In February 2010, the FASB issued new guidance regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this new guidance, a public company that is a SEC filer, as defined, is no longer required to disclose the date through which subsequent events have been evaluated.
3. Acquisitions
Energy Delivery Services
On September 1, 2008, we acquired substantially all of the assets of Shaw Energy Delivery Services, Inc. (“EDS”) for $22,632 in cash, including transaction costs, plus the assumption of certain operating liabilities. This acquisition enabled Pike to expand its operations into engineering, design, procurement and construction management services and expand its geographic presence through engineering offices in the Southwest, Pacific Northwest, Northeast and Mid-Atlantic markets. In addition, the acquisition added talented workforce and equipment for transmission projects up to 345 kV with substation construction and engineering capabilities up to 500kV and an operational team focused on renewable energy projects.
The purchase price to acquire EDS, including transaction costs, has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values, as summarized in the following table.

Current assets	$18,629
Property and equipment	6,297
Customer relationships	2,800
Non-compete agreements	700
Deferred tax asset	2,855
Goodwill	10,321

Total assets acquired	41,602
Current liabilities	(16,103)
Non-current liabilities	(2,867)

Total liabilities assumed	(18,970)

Net assets	$22,632

The intangible asset related to customer relationships is being amortized over eight years. Intangible assets related to non-compete agreements with the seller and certain employees are being amortized over a weighted-average useful life of two years. Approximately $5,700 of the goodwill is amortizable for tax purposes.

The financial results of the operations of EDS have been included in our consolidated financial statements since the date of the acquisition. The following unaudited pro forma statement of operations data gives effect to the acquisition of EDS as if it had occurred at the beginning of each period presented. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented.

	Year ended
	June 30,
	2009	2008
Revenues	$631,524	$647,972

Net income	$31,124	$11,127

Basic earnings per common share	$0.94	$0.34

Diluted earnings per common share	$0.92	$0.33

Facilities Planning & Siting
On June 30, 2009, we acquired the assets of Facilities Planning & Siting, PLLC. (“FPS”). FPS’s civil engineers, GIS analysts, landscape architects and environmental experts, develop site plans for utilities, cooperatives and municipalities. The purchase price of approximately $2,384, including transaction costs, has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values as follows: $108 of tangible assets and $876 in identifiable intangible assets, resulting in goodwill of approximately $1,400. Approximately $1,100 of the goodwill is amortizable for tax purposes.
Klondyke
On June 30, 2010, we acquired Klondyke Construction LLC (“Klondyke”) based in Phoenix, AZ, for a price of $17,000 ($15,157 net of cash acquired), plus the assumption of certain operating liabilities. Klondyke provides construction and maintenance services primarily associated with electric substation, transmission and distribution infrastructure. Klondyke also constructs renewable energy generation facilities. Klondyke’s range of construction services related to substation, transmission and distribution infrastructure complements our west coast engineering capabilities and enables the continued expansion of engineering, procurement and construction services.
The purchase price of approximately $17,000 has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition bases on estimated fair values as follows: $6,348 of tangible net assets and $2,000 in identifiable intangible assets, resulting in goodwill of approximately $8,652. The allocation of the purchase price remains preliminary as management continues to assess the valuation of the acquired assets and liabilities. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce, and is expected to be amortizable for tax purposes. During the fourth quarter of fiscal 2010, we incurred acquisition-related costs of $285, which are included in general and administrative expenses.

4. Restructuring Expenses
During the second quarter of fiscal 2010, we initiated plans to implement cost restructuring measures in our distribution operations and support services. The cost restructuring initiatives included reductions in headcount, pay levels and employee benefits in distribution operations and support services, and the disposition of excess fleet assets. We made these changes in order to improve our efficiency and to attempt to align our costs with the current operating environment.
We recorded a pre-tax restructuring charge related to these measures of $8,945 comprised of $1,007 for severance and other termination benefits and a $7,938 non-cash writedown of fleet and other fixed assets to be disposed. The following table summarizes the restructuring activity during the year ended June 30, 2010:

	One-Time
	Employee
	Termination	Fixed Asset
Description	Benefits	Writedowns	Total

Accrued restructuring balance as of June 30, 2009	$—	$—	$—
Costs incurred and charged to expense	1,007	7,938	8,945
Cash payments	(1,007)	—	(1,007)
Non-cash settlement	—	(7,938)	(7,938)

Accrued restructuring balance as of June 30, 2010	$—	$—	$—

As of June 30, 2010 we had received $4,351 in proceeds from the sale of assets written down in connection with the restructuring. The carrying value of the remaining assets to be disposed of in connection with the restructuring was $776 at June 30, 2010 and was included within prepaid expenses and other in the condensed consolidated balance sheets. We expect to complete the disposition of these remaining assets within the next six months.
5. Property and Equipment
Property and equipment is comprised of the following:

	Estimated Useful	June 30,
	Lives in Years	2010	2009
Land	—	$2,971	$2,971
Buildings	15-39	26,716	26,708
Vehicles	5-12	229,034	262,413
Machinery and equipment	3-19	77,219	86,947
Office equipment, furniture and software	3-7	25,784	22,758

Total		361,724	401,797
Less: accumulated depreciation		(166,839)	(179,258)

Property and equipment, net		$194,885	$222,539

Depreciation expense for the years ended June 30, 2010, 2009 and 2008 was $31,383, $32,939 and $32,878, respectively.
Expenses for maintenance and repairs of property and equipment were $27,883, $34,609 and $36,097, for the years ended June 30, 2010, 2009 and 2008, respectively.

Amounts reported as loss on sale and impairment of property and equipment relate primarily to the sale of aging, damaged or excess fleet equipment. The carrying value of assets held for sale was $898 and $825 at June 30, 2010 and 2009, respectively, and is included in prepaid expenses and other in the consolidated balance sheets. Substantially all of the assets held for sale at June 30, 2010 are expected to be sold during the first six months of fiscal 2011.
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for fiscal year 2010 are as follows:

Amount
Goodwill at June 30, 2009	$106,865
Acquisition of Klondyke and acquisition adjustments related to FPS	7,913

Goowill at June 30, 2010	$114,778

We have recorded no impairment losses related to goodwill and have no intangibles with indefinite lives other than goodwill.
Other amortizable intangible assets are comprised of:

	Customer		Customer		Non-Compete
	Relationships		Arrangements		Agreements		Total
	June 30,		June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Gross carrying value	$48,106	$46,170	$6,990	$6,990	$6,990	$6,250	$62,086	$59,410
Accumulated amortization	(12,160)	(8,929)	(6,990)	(6,990)	(4,409)	(3,352)	(23,559)	(19,271)

Net intangible assets	$35,946	$37,241	$—	$—	$2,581	$2,898	$38,527	$40,139

During the year ended June 30, 2010, we recorded $2,676 of amortizable intangible assets in connection with acquisitions. Amortization expense related to intangible assets for the years ended June 30, 2010, 2009 and 2008 was $4,289, $3,625 and $3,164, respectively.
Estimated future amortization expense related to intangible assets is as follows:

Years Ended June 30,	Amount
2011	$3,742
2012	3,032
2013	3,048
2014	2,354
2015	2,213
Thereafter	24,138

Total	$38,527

7. Debt
Debt consisted of the following at June 30, 2010 and 2009:

	June 30,
	2010	2009
Revolving credit facility	$—	$—

Long-term debt:
$300 million term loan	$72,966	$89,534
$150 million term loan	41,534	50,966

	114,500	140,500
Less: current portion	—	—

Long-term debt	$114,500	$140,500

The total $114,500 balance of long-term debt matures in fiscal year 2013.
On July 29, 2009, we entered into an amended and restated secured bank credit agreement (“Restated Credit Agreement”) that replaced our prior credit facility (“Original Credit Facility”). The Restated Credit Agreement: (i) extended the maturity of the revolving facility from July 1, 2010 to July 1, 2012; (ii) increased availability under the revolving facility from $90,000 to $115,000; (iii) increased the interest rate on the revolving facility by 2.0%; (iv) increased the aggregate dollar limits on our ability to invest in joint ventures, transfer assets to foreign subsidiaries, make earn-out payments, use unsecured debt, lease equipment, repurchase debt, pay dividends and repurchase equity; and (v) increased the letter of credit limit from $50,000 to $90,000, with the addition of an additional $25,000 cash collateralized letter of credit facility at our option. The financial covenants in the credit facility remained unchanged in the Restated Credit Agreement.
On August 30 , 2010, we entered into an amendment to the Restated Credit Agreement, which: (i) amended the required leverage ratio to be no more than 3.75 to 1.00 for the fiscal quarters ending June 30, 2010 through March 31, 2011 and 3.25 to 1.00 for the fiscal quarter ending June 30, 2011 and thereafter; (ii) waived compliance with the leverage ratio covenant prior to giving effect to the foregoing amendment with regard to the quarter ending June 30, 2010; and (iii) added Qualified Remedial Expenses (as defined in the first amendment) into the calculation of Consolidated EBITDA in the restated credit agreement. The Qualified Remedial Expenses are primarily related to a fiscal 2010 environmental matter, which has been settled, and for which expenses of $3,272 are included in costs of operations.
We paid and capitalized $2,851 of fees related to the Restated Credit Agreement that are being amortized on a straight-line basis as part of interest expense over the remaining term of the revolving facility. During the three months ended September 30, 2009, we immediately recognized expense for $112 in deferred loan costs associated with the Original Credit Facility, which was related to costs assigned to parties not involved in the amended revolving facility. In addition to the fees to be amortized related to our revolving credit facility, we continue to amortize, over the remaining term of the related debt using the effective-interest method, $13,071 in deferred loan costs related to the Original Credit Facility. At June 30, 2010, accumulated amortization related to all deferred loan costs was $12,902.
In addition to the revolving facility, the Restated Credit Agreement includes a $300,000 term loan due July 1, 2012 and a $150,000 term loan due March 10, 2012, of which we had $114,500 outstanding at June 30, 2010. The Restated Credit Agreement is secured by substantially all of our assets and contains a number of affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens and restricted payments, and a requirement to maintain certain financial ratios. Pursuant to the terms of the Restated Credit Agreement, we may prepay any loans under the agreement in whole or in part without penalty.

The term loans bear interest at a variable rate at our option of either (a) the Alternate Base Rate, defined as the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus a margin ranging from 0.50% to 0.75% or (b) LIBOR plus a margin ranging from 1.50% to 1.75%. The margins are applied based on our leverage ratio, which is computed quarterly. At June 30, 2010, the LIBOR margin was 1.75%. At June 30, 2010, our interest rate for both term loans was 2.125%.
Advances made under the revolving facility bear interest at a variable rate at our election of either (a) the Alternate Base Rate as defined, plus a margin ranging from 2.50% to 3.00% or (b) LIBOR plus a margin ranging from 3.50% to 4.00%. The margins are applied based on our leverage ratio, which is computed quarterly. At June 30, 2010, the LIBOR margin was 4.00%. The borrowing availability under the revolving credit facility was $90,360 as of June 30, 2010 (after giving effect to outstanding standby letters of credit of $24,640). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of the Restated Credit Agreement, as amended. We are subject to a commitment fee of 0.75% and letter of credit fees between 3.75% and 4.25% based on our leverage ratio.
Effective May 2010, we entered into an interest rate swap agreement (the “May 2010 Swap”) with a notional amount of $20,000. The May 2010 Swap has an effective date of May 13, 2010 and will expire on May 13, 2012. Under the May 2010 Swap, we paid a fixed rate of 1.1375% and received a rate equivalent to the thirty-day LIBOR, adjusted monthly.
Effective June 2010, we entered into an interest rate swap agreement (the “June 2010 Swap”) with a notional amount of $20,000. The June 2010 Swap has an effective date of June 19, 2010 and will expire on June 19, 2012. Under the June 2010 Swap, we paid a fixed rate of 1.0525% and received a rate equivalent to the thirty-day LIBOR, adjusted monthly.
Cash paid for interest expense totaled $6,223, $7,982 and $12,616 for the years ended June 30, 2010, 2009 and 2008, respectively. Interest costs capitalized for the year ended June 30, 2010, 2009 and 2008 were $259, $232 and $92, respectively.
8. Derivative Instruments and Hedging Activities
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
Effective December 2007, we entered into two interest rate swap agreements (the “2007 Swaps”) with a total notional amount of $100,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The 2007 Swaps expired in December 2009. Under both 2007 Swap agreements, we paid a fixed rate of 3.99% and received a rate equivalent to the thirty-day LIBOR, adjusted monthly. The 2007 swaps qualified for hedge accounting and were designated as cash flow hedges. As determined in accordance with U.S. GAAP, there was no hedge ineffectiveness for the 2007 Swaps for the fiscal year ended June 30, 2009.

Effective May 2010, we entered into an interest rate swap agreement (the “May 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The May 2010 Swap will expire in May 2012. Under the May 2010 Swap agreement, we paid a fixed rate of 1.1375% and received a rate equivalent to the thirty-day LIBOR, adjusted monthly. The May 2010 swap qualified for hedge accounting and was designated as a cash flow hedge. As determined in accordance with U.S. GAAP, there was no hedge ineffectiveness for the May 2010 Swap for the fiscal year ended June 30, 2010.
Effective June 2010, we entered into an interest rate swap agreement (the “June 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The June 2010 Swap will expire in June 2012. Under the June 2010 Swap agreement, we paid a fixed rate of 1.0525% and received a rate equivalent to the thirty-day LIBOR, adjusted monthly. The June 2010 swap qualified for hedge accounting and was designated as a cash flow hedge. As determined in accordance with U.S. GAAP, there was no hedge ineffectiveness for the June 2010 Swap for the fiscal year ended June 30, 2010.
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
Diesel Fuel Risk
We have a large fleet of vehicles and equipment that primarily uses diesel fuel. As a result, we have market risk for changes in diesel fuel prices. If diesel prices rise, our gross profit and operating income (loss) would be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers.
We periodically enter into diesel fuel swaps to decrease our price volatility. As of June 30, 2010, we had hedged approximately 52% of our next 12 months of projected diesel fuel purchases at prices ranging from $2.70 to $3.26 per gallon. We are not currently utilizing hedge accounting for any active diesel fuel derivatives.
Balance Sheet and Statement of Operations Information
The fair value of derivatives at June 30, 2010 and 2009 is summarized in the following table:

		Asset Derivatives		Liability Derivatives
		Fair Value	Fair Value	Fair Value	Fair Value
		at June 30,	at June 30,	at June 30,	at June 30,
	Balance Sheet Location	2010	2009	2010	2009
Derivatives designated as hedging instruments under U.S. GAAP:
Interest rate swaps	Accrued expenses and other	$—	$—	$245	$1,821

Total derivatives designated as hedging instruments under U.S. GAAP		$—	$—	$245	$1,821

Derivatives not designated as hedging instruments under U.S. GAAP:
Diesel fuel swaps (gross) (1)	Prepaid expenses and other	$169	$—	$—	$—
Diesel fuel swaps (gross) (1)	Accrued expenses and other	—	259	166	572

Total derivatives not designated as hedging instruments under U.S. GAAP		$169	$259	$166	$572

Total derivatives		$169	$259	$411	$2,393

(1)	The fair values of asset and liability derivatives with the same counterparty are netted on the balance sheet.

The effects of derivative instruments, net of tax, on the consolidated statements of operations for the fiscal years ended June 30, 2010 and 2009 are summarized in the following tables:
Derivatives designated as cash flow hedging instruments:

			Location of Gain (Loss)	Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from	Reclassified from
	Recognized in OCI		Accumulated OCI into	Accumulated OCI into
	(Effective Portion)		Income (Loss)	Income (Loss)
For the Year Ended June 30,	2010	2009		2010	2009
Interest rate swaps	$967	$(303)	Interest expense	$(1,077)	$(1,529)

Totals	$967	$(303)		$(1,077)	$(1,529)

Derivatives not designated as cash flow hedging instruments:

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
	in Income (Loss)	Recognized in Income (Loss)
For the Year Ended June 30,		2010	2009
Diesel fuel swaps	Cost of operations	$317	$(313)

Total		$317	$(313)

During the years ended June 30, 2010 and 2009, we had no cash flow hedge ineffectiveness.
For the years ended June 30, 2010 and 2009, there were no reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.
Accumulated OCI
For the interest rate swaps, the following table summarizes the net derivative gains or losses, net of taxes, deferred into accumulated OCI and reclassified to income (loss) for the periods indicated below.

	For the Year Ended
	June 30,
	2010	2009
Net accumulated derivative loss deferred at beginning of period	$(1,109)	$(806)

Deferral of net derivative loss in accumulated other comprehensive loss	(110)	(1,832)
Reclassification of net derivative loss against (loss) income	1,077	1,529

Net accumulated derivative loss deferred at end of period	$(142)	$(1,109)

At June 30, 2010 and June 30, 2009, accumulated OCI associated with interest rate swaps qualifying for hedge accounting treatment was ($142) and ($1,109), respectively, net of income tax effects. At June 30, 2010 and 2009, there was no accumulated OCI associated with diesel fuel swaps as we were not utilizing hedge accounting for any such swaps.
The estimated net amount of the existing losses in OCI at June 30, 2010 expected to be reclassified into net income (loss) over the next twelve months is approximately $100. This amount was computed using the fair value of the cash flow hedges at June 30, 2010 and will differ from actual reclassifications from OCI to net income (loss) during the next twelve months.
9. Comprehensive (Loss) Income
The components of comprehensive (loss) income were as follows for the periods presented:

	For the Year Ended June 30,
	2010	2009
Net (loss) income	$(13,459)	$31,569
Change in fair value of interest rate cash flow hedges, net of income taxes of $615 and ($194), respectively	967	(303)

Comprehensive (loss) income	$(12,492)	$31,266

10. Fair Value Measurements
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
As of June 30, 2010, we held certain items that are required to be measured at fair value on a recurring basis. These items consisted of diesel fuel swaps, which are used to hedge a portion of our diesel fuel costs. See Note 8 for further information on our derivative instruments and hedging activities.
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

At June 30, 2010, both the carrying amount and fair value for our swap agreements were as follows:

Description	June 30, 2010	Level 1	Level 2	Level 3
Interest rate swap agreements	$(245)	$—	$(245)	$—
Diesel fuel swap agreements	3	—	3	—

Total	$(242)	$—	$(242)	$—

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
11. Income Taxes
Income tax expense consisted of the following:

	Years Ended June 30,
	2010	2009	2008
Current	$(2,056)	$19,023	$19,052
Deferred	(6,506)	(389)	(6,069)

Total	$(8,562)	$18,634	$12,983

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows:

	June 30,
	2010	2009
Deferred tax liabilities:
Tax over book depreciation	$(51,260)	$(58,791)
Tax over book amortization	(8,858)	(9,864)
Other	(942)	(687)

Total deferred tax liabilities	(61,060)	(69,342)

Deferred tax assets:
Deferred compensation	2,283	2,721
Self-insurance accruals	9,945	12,236
Accrued vacation	2,109	2,310
Other	9,079	8,473

Total deferred tax assets	23,416	25,740

Net deferred tax liabilities	$(37,644)	$(43,602)

The differences between the income tax expense and the amounts computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	Years Ended June 30,
	2010		2009		2008
Computed tax at federal statutory rate	$(7,707)	-35.0%	$17,571	35.0%	$11,631	35.0%
State income taxes, net of federal benefit	(1,028)	-4.7%	1,799	3.6%	1,393	4.2%
Other	173	0.8%	(736)	-1.5%	(41)	-0.1%

Net income tax (benefit) expense	$(8,562)	-38.9%	$18,634	37.1%	$12,983	39.1%

Cash paid for income taxes totaled $556, $20,203 and $23,971 for the years ended June 30, 2010, 2009 and 2008, respectively.
We have recorded a liability for unrecognized tax benefits related to tax positions taken on various income tax returns. If recognized, the entire amount of unrecognized benefits would impact our effective tax rate.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Years Ended June 30,
	2010	2009	2008
Beginning of year	$146	$558	$558
Increases related to tax positions taken in a prior period	—	75	—
Decreases related to tax positions taken in a prior period	—	(120)	—
Decreases relating to settlements with taxing authorities	—	(367)	—

End of year	$146	$146	$558

All of the unrecognized tax benefits remaining as of June 30, 2010 would impact our effective tax rate if recognized.
The Internal Revenue Service has completed its examination of our federal income tax returns through the year ended June 30, 2007. With few exceptions, our state income tax returns our subject to examination for the year ended June 30, 2006 and forward.
We have elected to recognize interest and penalties related to income tax matters in the income tax provision. Interest and penalties were minor for all periods presented, and as of June 30, 2010, there were no significant amounts accrued for interest or penalties related to uncertain tax positions.
12. Employee Benefit Plans
We sponsor a defined contribution plan that covers all full-time employees who have completed a minimum of two months of employment. Contributions relating to the defined contribution plan will be made based upon the plan’s provisions. Additional amounts may be contributed at the option of our board of directors. Our contributions were $1,872, $2,084 and $1,630 for the years ended June 30, 2010, 2009 and 2008, respectively.
13. Stock-Based Compensation
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
We recorded non-cash expense related to our stock-based compensation plans of $4,836, $3,437 and $2,903 for the years ended June 30, 2010, 2009 and 2008, respectively, all of which is included in general and administrative expenses in the consolidated statements of operations. The total income tax benefit associated with non-cash stock compensation expense was $1,889, $1,342 and $1,134 for the years ended June 30, 2010, and 2009 and 2008, respectively. As of June 30, 2010, there were 1,819 shares available for future issuance under our stock-based compensation plans.
Stock Options
For purposes of determining compensation expense for stock option awards, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model for options granted during fiscal 2010, 2009 and 2008 were as follows:

	Years ended June 30,
	2010	2009	2008

Dividend yield	—	—	—
Risk-free interest rate	2.65% – 2.74%	1.87% – 3.00%	3.21% – 3.53%
Expected volatility	0.45	0.38	0.36 – 0.38
Expected life	6.0 – 6.5 years	6.0 years	6.0 – 6.5 years
The dividend yield assumption is based on our current intent not to issue dividends. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. We have limited trading history beginning July 27, 2005; as such our expected volatility is based on the average long-term historical volatilities of peer companies. Also, due to our limited trading history, we are using the “simplified method” to calculate expected holding periods as allowed under U.S. GAAP, which represents the period of time that options granted are expected to be outstanding.

A summary of stock option activity for the year ended June 30, 2010, is presented as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Life (years)	Value

Options outstanding, June 30, 2009	2,940	$10.19
Exercised	(2)	$8.81
Forfeited	—	—
Granted	411	$11.38

Options outstanding, June 30, 2010	3,349	$10.33	5.3	$6,089

Options vested and expected to vest, June 30, 2010	3,280	$10.28	5.2	$6,084

Options exercisable, June 30, 2010	2,400	$5.10	3.1	$6,021

The weighted-average grant-date fair value of options granted during fiscal 2010, 2009 and 2008 was $5.33, $4.19 and $6.65, respectively. The total intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was $3, $415 and $2,695, respectively.
As of June 30, 2010, there was $3,204 of unrecognized compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.9 years.
Cash received from option exercises for the years ended June 30, 2010, 2009 and 2008 was $16, $242 and $1,008, respectively. The actual tax benefit realized from option exercises totaled $1, $225 and $1,100 for the years ended June 30, 2010, 2009 and 2008, respectively.
Other Stock-Based Compensation
A summary of restricted stock activity for the year ended June 30, 2010 is presented below:

		Weighted
		Average Grant-
	Shares	Date Fair Value

Non-vested shares, June 30, 2009	389	$14.16
Granted	236	$10.45
Vested	(88)	$13.58
Forfeited	—	—

Non-vested shares, June 30, 2010	537	$12.62

The fair value of restricted stock awards is estimated based on the average of our high and low stock price on the date of grant, and, for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for estimated forfeitures. As of June 30, 2010, there was $3,079 of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the years ended June 30, 2010, 2009 and 2008 was $1,019, $149 and $773, respectively.
In addition, we recorded non-cash compensation expense of $250 in the year ended June 30, 2008, related to an annual bonus of unrestricted and fully vested shares of common stock granted to our Chief Executive Officer pursuant to his employment agreement. This specific equity award was eliminated pursuant to a change in the employment agreement of our Chief Executive Officer in fiscal 2009.

Employee Stock Purchase Plan
In September 2005, we adopted an Employee Stock Purchase Plan (the “ESPP”) that was approved by stockholders in December 2005. Under the ESPP, shares of our common stock are purchased during offerings commencing on January 1 of each year. The first offering period under the ESPP commenced on January 1, 2006. Shares are purchased at three-month intervals at 95% of the fair market value on the last trading day of each three-month purchase period. Employees may purchase shares having a value not exceeding 20% of their annual compensation, or $25, whichever is less. During the fiscal year ended June 30, 2010, employees purchased 53 shares at an average price of $9.41 per share. During the fiscal year ended June 30, 2009, employees purchased 51 shares at an average price of $11.10 per share. During the fiscal year ended June 30, 2008, employees purchased 36 shares at an average price of $15.51 per share. At June 30, 2010, there were 295 shares of common stock reserved for future issuance under the ESPP.
14. (Loss) Earnings Per Share
The following table sets forth the calculations of basic and diluted earnings per share:

	Years Ended June 30,
	2010	2009	2008

Basic:
Net (loss) income	$(13,459)	$31,569	$20,249

Weighted average common shares	33,132	33,023	32,810

Basic (loss) earnings per share	$(0.41)	$0.96	$0.62

Diluted:
Net (loss) income	$(13,459)	$31,569	$20,249

Weighted average common shares	33,132	33,023	32,810
Potential common stock arising from stock options and restricted stock	—	718	856

Weighted average common shares — diluted	33,132	33,741	33,666

Diluted (loss) earnings per share	$(0.41)	$0.94	$0.60

All outstanding options and restricted stock awards were excluded from the calculation of diluted earnings per share for the fiscal year ended June 30, 2010, because their effect would have been anti-dilutive. Outstanding options and restricted stock awards equivalent to 1,465 and 444 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended June 30, 2009 and 2008, respectively, because their effect would have been anti-dilutive.

15. Leases
We lease various technology hardware; real estate used as engineering offices, satellite offices or storage facilities; and two airplanes under operating leases with terms ranging from one to ten years. We also rent various vehicles and equipment on short-term, month-to-month leases. Many of these leases have automatic renewal features and we have no material escalation clauses. At June 30, 2010, the future minimum lease payments under the operating leases are as follows:

2011	$9,409
2012	8,642
2013	5,767
2014	3,589
2015	2,258
Thereafter	3,729

$33,394

Rent expense related to operating leases was approximately $7,653, $4,986 and $2,856 for the years ended June 30, 2010, 2009 and 2008, respectively. We do not have any leases that are classified as capital leases for any of the periods presented in these financial statements.
16. Deferred Compensation
In connection with the acquisition of Red Simpson, Inc. on July 1, 2004, we agreed to pay, as part of the purchase price, $26,000 in deferred compensation over a two-year period. We also agreed to pay an additional $29,100 in deferred compensation over four years if the employees continued their employment.
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
For the year ended June 30, 2008, due to forfeitures, we recorded deferred compensation income of $620. Accretion of interest on deferred compensation liabilities was $282, $725 and $1,243 for the years ended June 30, 2010, 2009 and 2008, respectively, and is included in interest expense on the consolidated statements of operations.

The following table sets forth the approximate amounts of deferred compensation remaining to be paid in each of the five years ended June 30 and thereafter:

2011	—
2012	—
2013	1,659
2014	—
2015	—
Thereafter	6,602

Total	8,261
Less amount representing interest	(2,417)

Present value of expected payments	5,844
Less current portion	—

Deferred compensation, net of current portion	$5,844

17. Financial Instruments
Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Due to the high-credit quality of our customers, credit risk relating to accounts receivable is limited and credit losses have generally been within management’s estimates. We perform periodic credit evaluations of our customers’ financial condition, but generally do not require collateral. Duke Energy accounted for approximately 21.9%, 20.1%, and 19.9% of our total revenues for fiscal 2010, 2009 and 2008, respectively. We had accounts receivable from two customers of $6,886 and $5,823, respectively, at June 30, 2010. We had accounts receivable from one customer of $13,061 at June 30, 2009.
At June 30, 2010 and 2009, we had cash in excess of federally insured limits on deposit with financial institutions of approximately $8,398 and $43,057, respectively.
Off-Balance Sheet Risk
For June 30, 2010 and 2009, we had letters of credit outstanding totaling $24,640 and $23,640, respectively, as required by our workers’ compensation, general liability and vehicle liability insurance providers and to the surety bond holder.
18. Related Party Transactions and Agreements
Stockholders’ Agreement
We, LGB Pike II LLC, a company affiliated with Lindsay Goldberg, and certain other stockholders, including certain of our executive officers, are parties to a stockholders’ agreement dated April 18, 2002, as amended, which provides such stockholders registration rights for the shares of our common stock they hold. Specifically, each of the stockholders party to the stockholders’ agreement has “piggyback” registration rights where, if we propose to register any of our securities for sale for our own account, other than a registration in connection with an employee benefit or similar plan or an acquisition or an exchange offer, we will be required to provide them the opportunity to participate in such registration. In addition to its piggyback registration rights, LGB Pike II LLC and its affiliates have the right to require us to file registration statements, or “demand registrations,” covering shares of our common stock that they hold. On September 7, 2006, we filed a registration statement registering the resale of 8,000,000 shares of our common stock held by LGB Pike II LLC, which was declared effective by the SEC on September 20, 2006. The stockholders’ agreement also requires LGB Pike II LLC and its affiliates to vote their shares of our common stock for J. Eric Pike to be a member of our board of directors for so long as he is our Chief Executive Officer and controls at least 1,321,965 shares of the Company’s common stock.

19. Commitments and Contingencies
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
Purchase Obligations
As of June 30, 2010, we had $27,298 in purchase obligations related to materials and subcontractor services for customer contracts, all of which are expected to be completed within 12 months.
Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2010, we had $124,269 in surety bonds outstanding, and we also had provided collateral in the form of letters of credit to sureties in the amount of $2,000. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Electric Corporation, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers.
Collective Bargaining Agreements
With the acquisition of Klondyke (Note 3), we are now party to various collective bargaining agreements with various unions representing craftworkers performing field construction operations. The agreements require Klondyke to pay specified wages, provide certain benefits to their union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. If Klondyke withdrew from, or otherwise terminated participation in, one or more multi-employer pension plans or the plans were to otherwise become underfunded, Klondyke could be assessed liabilities for additional contributions related to the underfunding of these plans. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.
Indemnities
We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of June 30, 2010, we do not believe that any future indemnity claims against us would have a material adverse effect on our results of operations, financial position or cash flows.

20. Quarterly Data — Unaudited
The following table presents the quarterly operating results for the years ended June 30, 2010 and 2009:

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
Fiscal 2010:
Revenues	$127,220	$135,198	$120,931	$120,735
Gross profit	11,695	16,936	10,431	8,705
Net loss (1)	(2,705)	(4,703)	(2,031)	(4,020)
Basic loss per share	$(0.08)	$(0.14)	$(0.06)	$(0.12)
Diluted loss per share	$(0.08)	$(0.14)	$(0.06)	$(0.12)

Fiscal 2009:
Revenues	$185,506	$144,586	$154,921	$128,462
Gross profit	44,961	18,436	28,129	18,747
Net income	18,269	2,571	8,270	2,458
Basic earnings per share	$0.55	$0.08	$0.25	$0.07
Diluted earnings per share	$0.54	$0.08	$0.25	$0.07

(1)	In the second quarter of fiscal 2010, we recorded restructuring expenses of $8,924 (Note 4).
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
See page 38 for “Management’s Report on Internal Control over Financial Reporting.” See page 40 for the “Report of Independent Registered Public Accounting Firm.”
There has been no change in our internal control over financial reporting during fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For information with respect to our executive officers, see “Executive Officers” section of the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to our Directors, see the “Proposal 1 — Election of Directors” section of the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance — Board Committees” section of the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.
We have adopted a written code of conduct, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act (the “Code of Ethics”). The Code of Ethics applies to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and any other person performing similar functions. The Code of Ethics is available on our website at www.pike.com. We intend to disclose any substantive amendments to, or waivers from, our Code of Ethics on our website or in a report on Form 8-K. We have filed as exhibits to this Form 10-K the officer certifications required by Section 302 of the Sarbanes-Oxley Act, and we submitted the required annual CEO certification to the NYSE in fiscal 2010 without any qualifications.
There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since October 22, 2009, which is the date of our last proxy statement.

ITEM 11. EXECUTIVE COMPENSATION
For information with respect to executive and director compensation, see the “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” sections of the Proxy Statement for the 2010 Annual Meeting of Stockholders, which are incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” section of the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For information with respect to certain relationships and related transactions, see the “Related Party Transactions” and “Policy for Review of Related Person Transactions” sections of the Proxy Statement for the 2010 Annual Meeting of Stockholders, which are incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance — Director Independence” section of the Proxy Statement for the 2010 Annual Meeting of Stockholders regarding director independence, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
For information with respect to principal accountant fees and services, see the “Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Proxy Statement for the 2010 Annual Meeting of Stockholders, which is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a) Financial Information

(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedule: See “Schedule II — Valuation and Qualifying Accounts” of this Form 10-K.

(3)	Exhibits
See (b) below.
b) Exhibits
See Exhibit Index on page 73.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE ELECTRIC CORPORATION (Registrant)
Date: September 13, 2010	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Eric Pike J. Eric Pike	Chairman, Chief Executive Officer and President	September 13, 2010

/s/ Anthony K. Slater Anthony K. Slater	Executive Vice President and Chief Financial Officer	September 13, 2010

/s/ Gary D. Waldman Gary D. Waldman	Chief Accounting Officer	September 13, 2010

/s/ Charles E. Bayless Charles E. Bayless	Director	September 13, 2010

/s/ Adam P. Godfrey Adam P. Godfrey	Director	September 13, 2010

/s/ James R. Helvey III James R. Helvey III	Director	September 13, 2010

/s/ Peter Pace Peter Pace	Director	September 13, 2010

/s/ Robert D. Lindsay Robert D. Lindsay	Director	September 13, 2010

/s/ Daniel J. Sullivan Daniel J. Sullivan	Director	September 13, 2010

/s/ Louis F. Terhar Louis F. Terhar	Director	September 13, 2010

SCHEDULE II
PIKE ELECTRIC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008

	Balance at	Charged to			Balance at
	Beginning	Revenue or			End of
Description	of Period	Expense	Deductions		Period
	(in thousands)
Year ended June 30, 2010:
Allowance for doubtful accounts	$896	$819	$(902	)(1)	$813
Insurance claim reserve	35,939	38,096	(42,771	) (2)	31,264

Year ended June 30, 2009:
Allowance for doubtful accounts	$699	$1,058	$(861	)(1)	$896
Insurance claim reserve	38,857	41,621	(44,539	) (2)	35,939

Year ended June 30, 2008:
Allowance for doubtful accounts	$942	$497	$(740	)(1)	$699
Insurance claim reserve	39,295	39,799	(40,237	) (2)	38,857

(1)	Represents uncollectible accounts written off, net of recoveries.

(2)	Represents claim payments for self-insured claims.

EXHIBIT INDEX

EXHIBIT
NO.		DESCRIPTION

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

10.1
Sixth Amendment and Restatement Agreement, dated as of July 29, 2009, to the Amended and Restated Credit Agreement among Pike Electric Corporation, Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed August 3, 2009)

10.2
Second Amended and Restated Credit Agreement, dated as of July 29, 2009, among Pike Electric Corporation, Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed August 3, 2009)

10.3
First Amendment to the Second Amended and Restated Credit Agreement, dated August 30, 2010, among Pike Electric Corporation, Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed September 3, 2010)

10.4
Stockholders Agreement, dated April 18, 2002, among Pike Holdings, Inc., LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.6 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.5
Addendum, dated June 13, 2005, to the Stockholders Agreement dated April 18, 2002, among Pike Holdings, Inc., LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.13 on our Registration Statement on Form S-1/A filed July 11, 2005)

10.6
Amendment, dated July 21, 2005, to the Stockholders Agreement dated April 18, 2002, among Pike Electric Corporation as successor to Pike Holdings, Inc., LGB Pike II LLC as successor to LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.16 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.7	*	2006 Employee Stock Purchase Plan (Incorporated by reference to Appendix B of our Proxy Statement on Schedule 14A filed October 28, 2005)

10.8	*	2002 Stock Option Plan A (Incorporated by reference to Exhibit 10.2 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.9	*	2002 Stock Option Plan B (Incorporated by reference to Exhibit 10.3 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.10	*	2005 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.15 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.11	*	2008 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed December 11, 2007)

EXHIBIT
NO.		DESCRIPTION

10.12	*	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.11 on our Form 10-K filed September 1, 2009

10.13	*	Form of Restricted Share Award Agreement (Incorporated by reference to Exhibit 10.12 on our Form 10-K filed September 1, 2009)

10.14	*	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.13 on our Form 10-K filed September 1, 2009)

10.15	*	Form of Director Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.14 on our Form 10-K filed September 1, 2009)

10.16	*	Management Incentive Plan (Incorporated by reference to Exhibit 10.15 on our Form 10-K filed September 1, 2009)

10.17	*	Director Compensation Summary (Incorporated by reference to Exhibit 10.1 on our Form 10-Q filed November 9, 2009)

10.18	*
Amended and Restated Employment Agreement between Pike Electric Corporation and J. Eric Pike, dated as of September 24, 2008 (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed September 29, 2008)

10.19	*
First Amendment to Amended and Restated Employment Agreement, dated May 1, 2009, by and between Pike Electric Corporation and J. Eric Pike (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed May 5, 2009)

10.20	*	Form of Employment Agreement between Pike Electric Corporation and its executive officers (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed June 12, 2009)

10.21	*	Form of Indemnification Agreement between Pike Electric Corporation and its Directors (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed May 5, 2009)

21.1		List of subsidiaries of Pike Electric Corporation (filed herewith)

23.1		Consent of Ernst & Young LLP (filed herewith)

31.1		Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2		Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Indicates a management contract or compensatory plan or arrangement.