Form 10-Q
period 2010-09-30
Pike Electric CORP
filed 2010-11-09
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 29, 2010, there were 33,541,212 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	June 30,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,775	$11,133
Accounts receivable from customers, net	64,374	64,672
Costs and estimated earnings in excess of billings on uncompleted contracts	49,540	50,215
Inventories	6,763	6,401
Prepaid expenses and other	9,985	9,115
Deferred income taxes	10,017	10,526

Total current assets	146,454	152,062
Property and equipment, net	189,226	194,885
Goodwill	114,866	114,778
Other intangibles, net	37,334	38,527
Deferred loan costs, net	3,573	3,021
Other assets	1,804	2,105

Total assets	$493,257	$505,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,604	$17,484
Accrued compensation	19,735	22,589
Billings in excess of costs and estimated earnings on uncompleted contracts	8,111	8,925
Accrued expenses and other	6,128	6,112
Current portion of insurance and claim accruals	21,693	23,422

Total current liabilities	73,271	78,532
Long-term debt	111,000	114,500
Insurance and claim accruals, net of current portion	5,934	6,005
Deferred compensation, net of current portion	5,918	5,844
Deferred income taxes	47,323	48,170
Other liabilities	2,528	2,859
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 33,548 and 33,544 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	6,427	6,427
Additional paid-in capital	158,265	158,030
Accumulated other comprehensive loss, net of taxes	(272)	(142)
Retained earnings	82,863	85,153

Total stockholders’ equity	247,283	249,468

Total liabilities and stockholders’ equity	$493,257	$505,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2010	2009

Revenues	$128,759	$127,220
Cost of operations	117,036	115,525

Gross profit	11,723	11,695
General and administrative expenses	13,557	13,123
Loss on sale and impairment of property and equipment	167	661

Loss from operations	(2,001)	(2,089)
Other expense (income):
Interest expense	1,660	2,371
Other, net	(9)	(101)

Total other expense	1,651	2,270

Loss before income taxes	(3,652)	(4,359)
Income tax benefit	(1,362)	(1,654)

Net loss	$(2,290)	$(2,705)

Loss per share:
Basic	$(0.07)	$(0.08)

Diluted	$(0.07)	$(0.08)

Shares used in computing loss per share:
Basic	33,272	33,077

Diluted	33,272	33,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,290)	$(2,705)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,797	9,243
Non-cash interest expense	513	510
Deferred income taxes	(1,325)	(987)
Loss on sale and impairment of property and equipment	167	661
Equity compensation expense	1,063	1,083
Excess tax expense from stock-based compensation	—	33
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	972	(981)
Inventories, prepaid expenses and other	(533)	(104)
Insurance and claim accruals	(1,800)	(1,540)
Accounts payable and other	(4,066)	1,286
Deferred compensation	—	(1,402)

Net cash provided by operating activities	2,498	5,097

Cash flows from investing activities:
Purchases of property and equipment	(3,416)	(4,680)
Net proceeds from sale of property and equipment	534	902

Net cash used in investing activities	(2,882)	(3,778)

Cash flows from financing activities:
Principal payments on long-term debt	(3,500)	—
Stock option and employee stock purchase activity, net	(483)	129
Excess tax expense from stock-based compensation	—	(33)
Deferred loan costs	(991)	(2,792)

Net cash used in financing activities	(4,974)	(2,696)

Net decrease in cash and cash equivalents	(5,358)	(1,377)
Cash and cash equivalents beginning of year	11,133	43,820

Cash and cash equivalents end of period	$5,775	$42,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2010 and 2009
(In thousands, except per share amounts)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Pike Electric Corporation and its wholly-owned subsidiaries (“Pike,” “we,” “us,” and “our”) are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. We recorded a $2.0 million reduction of costs and estimated earnings in excess of billings on uncompleted contracts during the quarter ended September 30, 2010 that relates to prior periods, the impact of which is not material to any individual prior period or our expected annual results for fiscal 2011. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The balance sheet at June 30, 2010 has been derived from our audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Certain amounts reported previously have been reclassified to conform to the current year presentation. These financial statements should be read in conjunction with our financial statements and related notes included in our report on Form 10-K for the year ended June 30, 2010.
2. Business
Pike is headquartered in Mount Airy, North Carolina and is one of the largest providers of energy solutions for investor-owned, municipal and co-operative utilities in the United States. Since our founding in 1945, we have evolved from our roots as a specialty non-unionized contractor for electric utilities focused on the distribution sector in the southeastern United States to a leading turnkey energy solutions provider throughout the United States with diverse capabilities servicing over 200 electric utilities. Our comprehensive suite of energy solutions now includes siting, permitting, engineering, designing, planning, constructing, maintaining and repairing power delivery systems, including renewable energy projects. We currently operate our business as one reportable segment.
To date, we have not had operations or assets outside of the United States. During our first quarter of fiscal 2011, we, along with a joint service provider, were awarded approximately $84.0 million in distribution overhead powerline projects in Tanzania. These projects will utilize our engineering, procurement and construction capabilities. The project is expected to begin during the third quarter of fiscal 2011 and continue through the second quarter of fiscal 2013. We continue to explore other international opportunities.
We monitor revenue by two categories of services: core and storm restoration. We use this breakdown because core services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, and storm restoration revenues represent additional revenue opportunities that depend on weather conditions.
The table below sets forth our revenues by category of service for the periods indicated:

	Three Months Ended
	September 30,
	2010		2009
Core services	$123,778	96.1%	$124,713	98.0%
Storm restoration services	4,981	3.9%	2,507	2.0%

Total	$128,759	100.0%	$127,220	100.0%

3. Acquisition of Klondyke
On June 30, 2010, we acquired Klondyke Construction LLC (“Klondyke”) based in Phoenix, AZ, for a price of $17,000 ($15,157 net of cash acquired), plus the assumption of certain operating liabilities. Klondyke provides construction and maintenance services primarily associated with electric substation, transmission and distribution infrastructure. Klondyke also constructs renewable energy generation facilities. Klondyke’s range of construction services complements our west coast engineering capabilities and enables the continued expansion of turnkey EPC (engineering, procurement and construction) services.
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
The financial results of the operations of Klondyke have been included in our consolidated financial statements since the date of the acquisition. The following unaudited pro forma statement of income data gives effect to the acquisition of Klondyke as if it had occurred on July 1, 2009. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented.

	Three months ended
	September 30,
	2010	2009
Revenues	$128,759	$138,566

Net loss	$(2,290)	$(2,328)

Basic loss per common share	$(0.07)	$(0.07)

Diluted loss per common share	$(0.07)	$(0.07)

4. Stock-Based Compensation
Compensation expense related to stock-based compensation plans was $1,063 and $1,083 for the three months ended September 30, 2010 and September 30, 2009, respectively. The income tax benefit recognized for stock-based compensation arrangements was $415 and $423 for the three months ended September 30, 2010 and September 30, 2009, respectively.
5. Property and Equipment
Amounts reported as loss on sale and impairment of property and equipment relate primarily to aging, damaged or excess fleet equipment. Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market. Assets held for sale totaled $788 and $898 at September 30, 2010 and June 30, 2010, respectively, and are included in prepaid expenses and other in the condensed consolidated balance sheets. Substantially all of the assets held for sale at September 30, 2010 are expected to be sold in the next twelve months.

6. Debt
On August 30, 2010, we entered into an amendment to our senior credit facility, which: (i) amended the required leverage ratio to be no more than 3.75 to 1.00 for the fiscal quarters ending June 30, 2010 through March 31, 2011 and 3.25 to 1.00 for the fiscal quarter ending June 30, 2011 and thereafter; (ii) waived non-compliance with the leverage ratio covenant prior to giving effect to the foregoing amendment with regard to the quarter ending June 30, 2010; and (iii) added Qualified Remedial Expenses (as defined in the first amendment) into the calculation of adjusted EBITDA in our senior credit facility. We paid and capitalized $991 of fees related to the amendment that are being amortized on an effective interest basis as part of interest expense over the remaining term of our senior credit facility.
7. Loss Per Share
The following table sets forth the calculations of basic and diluted loss per share:

	Three Months Ended
	September 30,
	2010	2009
Basic:
Net loss	$(2,290)	$(2,705)

Weighted average common shares	33,272	33,077

Basic loss per share	$(0.07)	$(0.08)

Diluted:
Net loss	$(2,290)	$(2,705)

Weighted average common shares	33,272	33,077

Potential common stock arising from stock options and restricted stock	—	—

Weighted average common shares — diluted	33,272	33,077

Diluted loss per share	$(0.07)	$(0.08)

All outstanding options and restricted stock awards were excluded from the calculation of diluted earnings per share for both the three months ended September 30, 2010 and 2009, respectively, because their effect would have been anti-dilutive.
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
There is a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
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

As of September 30, 2010, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge a portion of our diesel fuel costs and our exposure to interest rate fluctuations. These derivative instruments currently consist of swaps only. See Note 10 for further information on our derivative instruments and hedging activities.
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
At September 30, 2010 and June 30, 2010, both the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

	September 30,
Description	2010	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$435	$—	$435	$—
Liability:
Interest rate swap agreements	(446)	—	(446)	—

Total	$(11)	$—	$(11)	$—

Description	June 30, 2010	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$3	$—	$3	$—
Liability:
Interest rate swap agreements	(245)	—	(245)	—

Total	$(242)	$—	$(242)	$—

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The carrying value of our debt approximates fair value based on the market-determined, variable interest rates.
Assets and liabilities that are measured at fair value on a nonrecurring basis include reporting units valued in connection with annual and interim goodwill impairment testing and assets held for sale. For goodwill impairment testing we rely primarily on a discounted cash flow approach using Level 3 inputs. This approach requires significant estimates and judgmental factors, including revenue growth rates, terminal values, and weighted average cost of capital, which is used to discount future cash flows. Assets held for sale are valued using Level 2 inputs, primarily observed prices for similar assets in the used equipment market.
9. Income Taxes
Effective income tax rates of 37.3% and 37.9% for the three months ended September 30, 2010 and 2009, respectively, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes.

10. Derivative Instruments and Hedging Activities
All derivative instruments are recorded on the consolidated balance sheets at their respective fair values. Changes in fair value are recognized either in income (loss) or other comprehensive income (loss) (“OCI”), depending on whether the transaction qualifies for hedge accounting and, if so, the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure. The effective portions recorded in OCI are recognized in the statement of operations when the hedged item affects earnings.
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
Effective December 2007, we entered into two interest rate swap agreements (the “2007 Swaps”) with a total notional amount of $100,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The 2007 Swaps expired in December 2009. Under both 2007 Swap agreements, we paid a fixed rate of 3.99% and received a rate equivalent to the thirty-day LIBOR, adjusted monthly. The 2007 swaps qualified for hedge accounting and were designated as cash flow hedges. There was no hedge ineffectiveness for the 2007 Swaps for the three months ended September 30, 2009. The 2007 Swaps expired in December 2009.
Effective May 2010, we entered into an interest rate swap agreement (the “May 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The May 2010 Swap will expire in May 2012. Under the May 2010 Swap agreement, we pay a fixed rate of 1.1375% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. The May 2010 swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the May 2010 Swap for the three months ended September 30, 2010.
Effective June 2010, we entered into an interest rate swap agreement (the “June 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The June 2010 Swap will expire in June 2012. Under the June 2010 Swap agreement, we pay a fixed rate of 1.0525% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. The June 2010 swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the June 2010 Swap for the three months ended September 30, 2010.
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
We periodically enter into diesel fuel swaps to decrease our price volatility. As of September 30, 2010, we had hedged approximately 50% of our next 12 months of projected diesel fuel purchases at prices ranging from $2.76 to $3.26 per gallon at a weighted-average price of $3.06. We are not currently utilizing hedge accounting for any active diesel fuel derivatives.

Balance Sheet and Statement of Operations Information
The fair value of derivatives at September 30, 2010 and June 30, 2010 is summarized below:

		Asset Derivatives		Liability Derivatives
		Fair Value	Fair Value	Fair Value	Fair Value
		at Sept. 30,	at June 30,	at Sept. 30,	at June 30,
	Balance Sheet Location	2010	2010	2010	2010
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other	$—	$—	$446	$245

Total derivatives designated as hedging instruments under SFAS 133		$—	$—	$446	$245

Derivatives not designated as hedging instruments:
Diesel fuel swaps (gross) (1)	Prepaid expenses and other	$456	$169	$—	$—
Diesel fuel swaps (gross) (1)	Accrued expenses and other	—	—	21	166

Total derivatives not designated as hedging instruments under SFAS 133		$456	$169	$21	$166

Total derivatives		$456	$169	$467	$411

(1)	The fair values of asset and liability derivatives with the same counterparty are netted on the balance sheet.
The effects of derivative instruments on the condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009 are summarized in the following tables:
Derivatives designated as cash flow hedging instruments:

				Amount of Loss
	Amount of (Loss) Gain		Location of Loss	Reclassified from
	Recognized in OCI		Reclassified from	Accumulated OCI into
For the Three Months Ended	(Effective Portion)		Accumulated OCI	Earnings
September 30,	2010	2009	into Earnings	2010	2009
Interest rate swaps (1)	$(122)	$533	Interest expense (1)	$(49)	$(575)

Totals	$(122)	$533		$(49)	$(575)

(1)	Net of tax.
Derivatives not designated as cash flow hedging instruments:

	Location of Gain	Amount of Gain Recognized in
For the Three Months Ended	Recognized in	Earnings
September 30,	Earnings	2010	2009
Diesel fuel swaps	Cost of operations	$432	$368

Total		$432	$368

Accumulated OCI
For the interest rate swaps, the following table summarizes the net derivative gains or losses, net of taxes, recorded into accumulated OCI and reclassified to loss for the periods indicated below.

	For the Three Months Ended
	September 30,
	2010	2009
Net accumulated derivative loss deferred at beginning of period	$(142)	$(1,109)
Changes in fair value	(179)	(42)
Reclassification to net loss	49	575

Net accumulated derivative loss deferred at end of period	$(272)	$(576)

The estimated net amount of the existing losses in OCI at September 30, 2010 expected to be reclassified into net income (loss) over the next twelve months is approximately $200. This amount was computed using the fair value of the cash flow hedges at September 30, 2010 and will differ from actual reclassifications from OCI to net income (loss) during the next twelve months.
For the three months ended September 30, 2010 and 2009, there were no reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.
11. Comprehensive Loss
The components of comprehensive loss were as follows for the periods presented:

	For the Three Months Ended
	September 30,
	2010	2009
Net loss	$(2,290)	$(2,705)
Change in fair value of interest rate cash flow hedges, net of income taxes of ($78) and $342, respectively	(130)	533

Comprehensive loss	$(2,420)	$(2,172)

12. Recent Accounting Pronouncements
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

13. Commitments and Contingencies
Legal Proceedings
We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things: (i) compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract or property damage, (ii) punitive damages, civil penalties or other damages, or (iii) injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows.
Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of September 30, 2010, we had $138,770 in surety bonds outstanding and we also had provided collateral in the form of letters of credit to sureties in the amount of $2,000. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Electric Corporation, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers.
Collective Bargaining Agreements
With the acquisition of Klondyke (Note 3), we are now party to various collective bargaining agreements with various unions representing craftworkers performing field construction operations. The agreements require Klondyke to pay specified wages, provide certain benefits to its union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. If Klondyke withdrew from, or otherwise terminated participation in, one or more multi-employer pension plans or the plans were to otherwise become underfunded, Klondyke could be assessed liabilities for additional contributions related to the underfunding of these plans. We do not believe that this potential underfunded liability would have a material adverse effect on our results of operations, financial position or cash flows. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.
Indemnities
We have indemnified various parties against specified liabilities that those parties might incur in the future in connection with our previous acquisitions of certain companies. We also generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of September 30, 2010, we were not aware of circumstances that would lead to future indemnity claims against us for material amounts in connection with these indemnity obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for this fiscal year ended June 30, 2010. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Uncertainty of Forward-Looking Statements and Information” below in this Item 2 and in “Risk Factors” in Item 1A of Part 1 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
Overview
We are one of the largest providers of energy solutions for investor-owned, municipal and co-operative utilities in the United States. Since our founding in 1945, we have evolved from our roots as a specialty non-unionized contractor for electric utilities focused on the distribution sector in the southeastern United States to a leading turnkey energy solutions provider throughout the United States with diverse capabilities servicing over 200 electric utilities, including American Electric Power, Dominion, Duke Energy, Duquesne Light, E.On, Florida Power & Light, Los Angeles Department of Water and Power, PacifiCorp, Progress Energy, and Southern Company. Leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utilities customers, we believe our experienced management team has positioned us to benefit from the substantial long term growth drivers in our industry.
Over the past three years, we have reshaped our business platform and territory significantly from being a distribution construction company based primarily in the southeastern United States to a national energy solutions provider. We have done this organically and through strategic acquisitions of companies with complementary service offerings and geographic footprints. Our comprehensive suite of energy solutions now includes siting, permitting, engineering, designing, planning, constructing, maintaining and repairing power delivery systems, including renewable energy projects. Our planning and siting process leverages technology and the collection of environmental, cultural, land use and scientific data to facilitate successful right-of-way negotiations and permitting for transmission and distribution construction projects, powerlines, substations and renewable energy installations. Our engineering and design capabilities include designing, providing EPC services, owner engineering, project management, multi-entity coordination, grid integration, electrical balance-of-plant (“BOP”) and system planning for individual or turnkey powerline, substation and renewable energy projects. Our construction and maintenance capabilities include substation, distribution (underground and overhead) and transmission with voltages up to 345 kV. We are also a recognized leader in storm restoration due to our ability to rapidly mobilize thousands of existing employees and equipment within 24 hours, while maintaining a functional workforce for unaffected customers.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make certain estimates and assumptions for interim financial information that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and other intangible assets, asset lives and salvage values used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies, litigation and stock-based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended June 30, 2010 for further information regarding our critical accounting policies and estimates.

Results of Operations
The following table sets forth selected statements of operations data as approximate percentages of revenues for the periods indicated:

	Three Months Ended
	September 30,
	2010	2009
Revenues:
Core services	96.1%	98.0%
Storm restoration services	3.9%	2.0%

Total	100.0%	100.0%
Cost of operations	90.9%	90.8%

Gross profit	9.1%	9.2%
General and administrative expenses	10.5%	10.3%
Loss on sale and impairment of property and equipment	0.1%	0.5%

Loss from operations	-1.5%	-1.6%
Interest expense and other, net	1.3%	1.8%

Loss before income taxes	-2.8%	-3.4%
Income tax benefit	-1.0%	-1.3%

Net loss	-1.8%	-2.1%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Revenues. Revenues increased 1.2%, or $1.6 million, to $128.8 million for the three months ended September 30, 2010 from $127.2 million for the three months ended September 30, 2009. The increase was attributable to a $2.5 million increase in storm restoration revenues, partially offset by a $0.9 million decrease in core revenues.
Storm restoration revenues increased to $5.0 million for the three months ended September 30, 2010 from $2.5 million for the three months ended September 30, 2009. Our storm restoration revenues are highly volatile and unpredictable.
Our core revenues decreased slightly to $123.8 million for the three months ended September 30, 2010 from $124.7 million for the same period in the prior year. Our acquisition of Klondyke on June 30, 2010 provided $4.2 million in core revenues for the quarter ($1.5 million for overhead distribution, $1.5 million for transmission and $1.2 million for substation). On a combined basis, our core distribution revenues decreased 2.5% from the prior year and continue to be negatively affected by depressed utility distribution maintenance spending in our service territory and, for underground distribution, continued housing and commercial construction weakness in our service territory. Our new diversified engineering and substation services continue to produce increased revenues and we expect that trend to continue in the future. However, engineering and substation revenues may fluctuate due to the timing of material procurement revenues. Also, we expect our transmission revenues to continue to increase year over year notwithstanding the slight year-over-year decline for the three months ended September 30, 2010, but revenues may vary period to period due to the timing of work on significant projects. The following table contains information on revenue and percentage changes by category for the periods indicated:

	Three Months Ended
	September 30,
Category of Core Revenue	2010	2009	% Change
Overhead distribution and other	$68.4	$70.7	-3.3%
Underground distribution	17.2	17.0	1.0%
Transmission	17.8	18.1	-1.3%
Engineering and substation	20.4	18.9	7.9%

Total	$123.8	$124.7	-0.7%

The majority of our distribution services are provided to investor-owned, municipal and co-operative utilities under master service agreements (“MSAs”). Services provided under these MSAs include both overhead and underground powerline distribution services and transmission maintenance. Our MSAs do not guarantee a minimum volume of work. The MSAs provide a framework for core and storm restoration pricing and provide an outline of the service territory in which we will work or the percentage of overall outsourced distribution work we will provide for the customer. Our MSAs also provide a platform for multi-year relationships with our customers. We can easily ramp up staffing for a customer without exhaustive contract negotiations and the MSAs also allow our customers to reduce staffing needs.
Our underground distribution services continue to be impacted by a weak market for new residential housing. We began experiencing a decline in underground distribution service revenue in our first fiscal quarter of 2008. Many residential developments utilize underground distribution powerlines for aesthetic reasons and the underground powerlines can be put in place with required cable, phone or gas lines. Continued challenging economic conditions have also caused our customers to reduce overhead distribution maintenance spending. Reducing maintenance expenditures is an action taken by our customers to improve short-term cash flow and operating results. We believe that a significant amount of pent-up demand is building and has been building for the last 24 months and power system reliability is being challenged. We believe we remain well positioned to benefit from a reacceleration in distribution maintenance spending, the timing of which remains dependent primarily on the health of the broader economy.
Gross Profit. Gross profit was unchanged at $11.7 million for both the three months ended September 30, 2010 and September 30, 2009. Gross profit as a percentage of revenues decreased marginally to 9.1% for the three months ended September 30, 2010 from 9.2% for the same period in the prior year. Our gross profit was positively impacted by our higher storm restoration revenues. Offsetting this positive impact was a $2.0 million reduction of costs and estimated earnings in excess of billings on uncompleted contracts during the quarter ended September 30, 2010 that relates to prior periods (see Note 1 in our Notes to Condensed Consolidated Financial Statements). In addition, we had an increase in crew start-up costs that was caused by additions to our overhead distribution headcount, which caused us to absorb costs related to the release of certain tools and supplies from inventory and the acquisition of certain new tools. Furthermore, we attempt to use excess fleet equipment to start new crews. Some of this equipment required significant repairs and maintenance before being put back into service.
General and Administrative Expenses. General and administrative expenses increased 3.3% to $13.6 million for the three months ended September 30, 2010 from $13.1 million for the three months ended September 30, 2009. As a percentage of revenues, general and administrative expenses increased to 10.5% for the three months ended September 30, 2010 from 10.3% for the same period in the prior year. The increase in general and administrative expenses was primarily due to the approximately $0.8 million of overhead costs related to Klondyke, which was acquired on June 30, 2010.
Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment was $0.1 million for the three months ended September 30, 2010 compared to $0.6 million for the three months ended September 30, 2009. The level of losses is affected by several factors, including the timing of the continued replenishment of aging, damaged or excess fleet equipment, and conditions in the market for used equipment. We continually evaluate the depreciable lives and salvage values of our equipment.
Interest Expense and Other, Net. Interest expense and other, net decreased 27.3% to $1.7 million for the quarter ended September 30, 2010 from $2.3 million for the quarter ended September 30, 2009. This decrease was primarily due to reduced settlement costs related to interest rate swaps and reduced debt balances. See Note 10 of Notes to Consolidated Financial Statements for full details of derivative instruments, including interest rate swaps.

Income Tax Benefit. The income tax benefit was $1.4 million and $1.7 million for the three months ended September 30, 2010 and September 30, 2009, respectively. The effective tax rate was 37.3% and 37.9% for the three months ended September 30, 2010 and September 30, 2009, respectively.
Liquidity and Capital Resources
Our primary cash needs have been for working capital, capital expenditures, payment under our senior credit facility and acquisitions. Our primary source of cash for both the three months ended September 30, 2010 and 2009 was cash provided by operations.
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
As of September 30, 2010, our cash totaled $5.8 million and we had $89.4 million available under the $115.0 million revolving portion of our senior credit facility (after giving effect to the outstanding balance of $25.6 million of standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our senior credit facility, which are described below.
To date, recent distress in the financial markets has not had a significant impact on our financial position. We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. Accordingly, we do not expect that the current volatility in the capital markets will have a material impact on the principal amounts of our cash investments.
We believe that our cash flow from operations, available cash and cash equivalents, and borrowings available under our senior credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future. However, we expect our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. In addition, if we fail to comply with the covenants contained in our senior credit facility, we may be unable to access the revolving portion of our senior credit facility upon which we depend for letters of credit and other short-term borrowings. This would have a negative impact on our liquidity and require us to obtain alternative short-term financing. We also believe that if we pursue any material acquisitions in the foreseeable future we may need to finance this activity through additional equity or debt financing.
Changes in Cash Flows:

	Three Months Ended
	September 30,
	2010	2009
	(In millions)
Net cash provided by operating activities	$2.5	$5.1
Net cash used in investing activities	$(2.9)	$(3.8)
Net cash used in financing activities	$(5.0)	$(2.7)
Net cash provided by operating activities decreased to $2.5 million for the three months ended September 30, 2010 from $5.1 million for the three months ended September 30, 2009. The decrease in operating cash flows was primarily due to the timing of working capital requirements.

Net cash used in investing activities decreased to $2.9 million for the three months ended September 30, 2010 from $3.8 million for the three months ended September 30, 2009. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers. For the three months ended September 30, 2009, capital expenditures also included software purchases for both the implementation of our human resource and payroll system and toward the implementation of our job cost reporting and billings system.
Net cash used in financing activities increased to $5.0 million for the three months ended September 30, 2010 from $2.7 million for the three months ended September 30, 2009. Financing activities for the three months ended September 30, 2010 included $3.5 million of term loan payments and $1.0 million of fees associated with an amendment to our senior credit facility. Our cash used in financing activities during the three months ended September 30, 2009 was primarily related to $2.8 million of fees associated with the July 29, 2009 closing of our senior credit facility.
Senior Credit Facility
As of September 30, 2010, we had $111.0 million of term loans outstanding under our senior credit facility. As of September 30, 2010, our borrowing availability under the $115.0 million revolving portion of our senior credit facility was $89.4 million (after giving effect to the outstanding balance of $25.6 million of outstanding standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our senior credit facility. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, LLC, which is a borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, LLC and each of our other subsidiaries, subject to limited exceptions.
On August 30, 2010, we entered into an amendment to our senior credit facility, which: (i) amended the required leverage ratio to be no more than 3.75 to 1.00 for the fiscal quarters ending June 30, 2010 through March 31, 2011 and 3.25 to 1.00 for the fiscal quarter ending June 30, 2011 and thereafter; (ii) waived non-compliance with the leverage ratio covenant prior to giving effect to the foregoing amendment with regard to the quarter ending June 30, 2010; and (iii) added Qualified Remedial Expenses (as defined in the first amendment) into the calculation of adjusted EBITDA under our senior credit facility. We paid and capitalized $1.0 million of fees related to the amendment that are being amortized on an effective interest basis as part of interest expense over the remaining term of our senior credit facility.
Our senior credit facility contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and other restricted payments. Under our senior credit facility, we are permitted to incur maximum capital expenditures of $70.0 million in fiscal 2011 and in any fiscal year thereafter, subject to a one year carry-forward of 50% of the unused amount from the previous fiscal year. In addition, our senior credit facility includes a requirement that we maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our senior credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.25 on June 30, 2011 and thereafter, and (ii) a cash interest coverage ratio, which is the ratio of adjusted EBITDA (as defined in our senior credit facility; measured on a trailing four-quarter basis) to cash interest expense (measured on a trailing four-quarter basis) of at least 3.5 to 1.0 as of the last day of each fiscal quarter. We were in compliance with all of our debt covenants as of September 30, 2010, included those noted above, with a leverage ratio of 2.79 to 1.00 and a cash interest coverage ratio of 7.78 to 1.00.
We repaid $3.5 million of term loans outstanding under our senior credit facility during the three months ended September 30, 2010 with cash provided by operations and cash on hand.
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

Legal Proceedings
We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things: (i) compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, or property damage, (ii) punitive damages, civil penalties or other damages, or (iii) injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows.
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
Letters of Credit
Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. We use the revolving portion of our senior credit facility to issue letters of credit. As of September 30, 2010, we had $25.6 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes. Our ability to obtain letters of credit under the revolver portion of our senior credit facility is conditioned on our continued compliance with the affirmative and negative covenants of our senior credit facility.
Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of September 30, 2010, we had $138.8 million in surety bonds outstanding, and we also had provided collateral in the form of a letter of credit to sureties in the amount of $2.0 million, which is included in the total letters of credit outstanding above. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.
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
•	our expectation that the Tanzanian powerline projects will utilize our engineering, procurement and construction capabilities and that the project will begin during the third quarter of fiscal 2011 and continue through the second quarter of fiscal 2013;

•	our expectation the goodwill recognized in our acquisition of Klondyke will be amortizable for tax purposes;

•	our expectation that substantially all the assets held for sale at September 30, 2010 will be sold during the next twelve months;

•	our expectation that certain recent accounting pronouncements will not have a material impact on our consolidated financial statements;

•	our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business will not have a material adverse effect on our results of operation or financial position;

•	our expectation that our new diversified engineering and substation services continue to produce increased revenues in the future;

•	our expectation that our transmission revenues continue to increase year over year;

•	our belief that a significant amount of pent-up demand is building and has been building for the last 24 months and power system reliability is being challenged and that we remain well positioned to benefit from a reacceleration in distribution maintenance spending, the timing of which remains dependent primarily on the health of the broader economy;

•	our expectation that current volatility in the capital markets will not have a material impact on the principal amounts of our cash investments;

•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our senior credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future;

•	our expectation that our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance and our belief that this is subject to a certain extent on general economic, financial, competitive, legislative, regulatory and other factors beyond our control;

•	the possibility that if we fail to comply with the covenants contained in our senior credit facility, we may be unable to access the revolving portion of our senior credit facility upon which we depend for letters of credit and other short-term borrowings and that this would have a negative impact on our liquidity and could require us to obtain alternative short-term financing;

•	our belief that if we pursue any material acquisitions in the foreseeable future we may need to finance this activity through additional equity or debt financing;

•	our belief that it is unlikely that any material claims will be made under a letter of credit in the foreseeable future; and

•	our belief that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.
These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances, and involve risks and uncertainties that may cause actual future activities and results of operations to be materially different from historical or anticipated results. Factors that could impact those differences or adversely affect future periods include, but are not limited to, the factors set forth in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
Caution should be taken not to place undue reliance on our forward-looking statements, which reflect the expectations of management of Pike only as of the time such statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about our market risks, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
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
As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

PIKE ELECTRIC CORPORATION (Registrant)
Date: November 9, 2010	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: November 9, 2010	By:	/s/ Anthony K. Slater
Anthony K. Slater
Executive Vice President and Chief Financial Officer