Form 10-K/A
period 2010-06-30
Pike Electric CORP
filed 2011-01-28
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Part IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
Exhibit 31.1
Exhibit 31.2

Explanatory Note
This Amendment No. 1 (the “Form 10-K/A”) to Pike Electric Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2010 (the “Form 10-K”) is filed solely to correct an inadvertent error in the Certification of Periodic Report by Chief Executive Officer filed as Exhibit 31.1 to the Form 10-K and the Certification of Periodic Report by Chief Financial Officer filed as Exhibit 31.2 to the Form 10-K.
This Form 10-K/A does not affect any other parts of, or exhibits to, the Form 10-K, and those unaffected parts or exhibits are not included in this Form 10-K/A. Except as expressly stated in this Form 10-K/A, the Form 10-K continues to speak as of the date of the original filing of the Form 10-K, and we have not updated the disclosure contained in this Form 10-K/A to reflect events that have occurred since the filing of the Form 10-K. Accordingly, this Form 10-K/A must be read in conjunction with our other filings, if any, made with the SEC subsequent to the filing of the Form 10-K, including amendments to those filings, if any.
Part IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
b)	Exhibits

See Exhibit Index on page 3.

1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE ELECTRIC CORPORATION (Registrant)
Date: January 28, 2011	By:	/s/ Anthony K. Slater
Anthony K. Slater
Executive Vice President and Chief Financial Officer

2

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

3