Form 10-Q
period 2010-12-31
Pike Electric CORP
filed 2011-02-08
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 31, 2011, there were 33,599,150 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	June 30,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,993	$11,133
Accounts receivable from customers, net	73,818	64,672
Costs and estimated earnings in excess of billings on uncompleted contracts	42,634	50,215
Inventories	7,100	6,401
Prepaid expenses and other	12,290	9,115
Deferred income taxes	9,331	10,526

Total current assets	158,166	152,062
Property and equipment, net	181,338	194,885
Goodwill	110,893	114,778
Other intangibles, net	40,616	38,527
Deferred loan costs, net	2,962	3,021
Other assets	1,945	2,105

Total assets	$495,920	$505,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,941	$17,484
Accrued compensation	18,437	22,589
Billings in excess of costs and estimated earnings on uncompleted contracts	13,241	8,925
Accrued expenses and other	10,609	6,112
Current portion of insurance and claim accruals	21,701	23,422

Total current liabilities	87,929	78,532
Long-term debt	99,000	114,500
Insurance and claim accruals, net of current portion	6,010	6,005
Deferred compensation, net of current portion	5,992	5,844
Deferred income taxes	45,360	48,170
Other liabilities	2,358	2,859
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 33,600 and 33,544 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	6,427	6,427
Additional paid-in capital	159,177	158,030
Accumulated other comprehensive loss, net of taxes	(216)	(142)
Retained earnings	83,883	85,153

Total stockholders’ equity	249,271	249,468

Total liabilities and stockholders’ equity	$495,920	$505,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenues	$148,563	$135,198	$277,321	$262,418
Cost of operations	131,925	118,262	248,961	233,787

Gross profit	16,638	16,936	28,360	28,631
General and administrative expenses	12,748	13,131	26,304	26,254
Loss on sale and impairment of property and equipment	382	301	549	962
Restructuring expenses	—	8,924	—	8,924

Income (loss) from operations	3,508	(5,420)	1,507	(7,509)
Other expense (income):
Interest expense	1,813	2,273	3,473	4,644
Other, net	(5)	(78)	(14)	(179)

Total other expense	1,808	2,195	3,459	4,465

Income (loss) before income taxes	1,700	(7,615)	(1,952)	(11,974)
Income tax expense (benefit)	679	(2,912)	(682)	(4,566)

Net income (loss)	$1,021	$(4,703)	$(1,270)	$(7,408)

Earnings (loss) per share:
Basic	$0.03	$(0.14)	$(0.04)	$(0.22)

Diluted	$0.03	$(0.14)	$(0.04)	$(0.22)

Shares used in computing earnings (loss) per share:
Basic	33,386	33,134	33,329	33,106

Diluted	33,902	33,134	33,329	33,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,270)	$(7,408)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,307	18,298
Non-cash interest expense	1,198	961
Deferred income taxes	(2,793)	(4,896)
Loss on sale and impairment of property and equipment	549	962
Restructuring expenses, non-cash	—	7,899
Equity compensation expense	2,017	2,306
Excess tax expense from stock-based compensation	—	43
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(1,565)	(13,409)
Inventories, prepaid expenses and other	(2,783)	610
Insurance and claim accruals	(1,716)	(1,215)
Accounts payable and other	9,999	(3,722)
Deferred compensation	—	(1,402)

Net cash provided by (used in) operating activities	22,943	(973)

Cash flows from investing activities:
Purchases of property and equipment	(4,873)	(9,337)
Net proceeds from sale of property and equipment	745	2,235

Net cash used in investing activities	(4,128)	(7,102)

Cash flows from financing activities:
Principal payment on long-term debt	(15,500)	—
Stock option and employee stock purchase activity, net	(464)	(44)
Excess tax expense from stock-based compensation	—	(43)
Deferred loan costs	(991)	(2,792)

Net cash used in financing activities	(16,955)	(2,879)

Net increase in (decrease in) cash and cash equivalents	1,860	(10,954)
Cash and cash equivalents beginning of year	11,133	43,820

Cash and cash equivalents end of period	$12,993	$32,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended December 31, 2010 and 2009
(In thousands, except per share amounts)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Pike Electric Corporation and its wholly-owned subsidiaries (“Pike,” “we,” “us,” and “our”) are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. We recorded an approximately $2,000 reduction of costs and estimated earnings in excess of billings on uncompleted contracts during the quarter ended September 30, 2010 that relates to prior periods, the impact of which is not material to any individual prior period or our expected annual results for fiscal 2011. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The balance sheet at June 30, 2010 has been derived from our audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Certain amounts reported previously have been reclassified to conform to the current year presentation. These financial statements should be read in conjunction with our financial statements and related notes included in our report on Form 10-K for the year ended June 30, 2010.
2. Business
We are one of the largest providers of energy solutions for investor-owned, municipal and co-operative utilities in the United States. Since our founding in 1945, we have evolved from our roots as a specialty non-unionized contractor for electric utilities focused on the distribution sector in the southeastern United States to a national, leading turnkey energy solutions provider with diverse capabilities servicing over 200 private and municipal electric utilities. Our comprehensive suite of energy solutions now includes siting, permitting, engineering, designing, planning, constructing, maintaining and repairing power delivery systems, including renewable energy projects. We currently operate our business as one reportable segment.
During our first quarter of fiscal 2011, we, along with a joint service provider, were awarded approximately $84,000 in distribution overhead powerline projects in Tanzania. These projects will utilize our engineering, procurement and construction capabilities and represent our first international work. The project is expected to begin during the third quarter of fiscal 2011 and continue through the second quarter of fiscal 2013. We continue to explore other international opportunities.
We monitor revenue by two categories of services: core and storm restoration. We use this breakdown because core services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, and storm restoration revenues represent additional revenue opportunities that depend on weather conditions.

The table below sets forth our revenues by category of service for the periods indicated:

	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2010		2009		2010		2009
Core services	$145,835	98.2%	$117,230	86.7%	$269,612	97.2%	$241,944	92.2%
Storm restoration services	2,728	1.8%	17,968	13.3%	7,709	2.8%	20,474	7.8%

Total	$148,563	100.0%	$135,198	100.0%	$277,321	100.0%	$262,418	100.0%

3. Acquisition of Klondyke
On June 30, 2010, we acquired Klondyke Construction LLC (“Klondyke”) based in Phoenix, AZ, for a price of $17,000 ($15,157 net of cash acquired), plus the assumption of certain operating liabilities. Klondyke provides substation and transmission construction and maintenance services. Klondyke also constructs renewable energy generation facilities and provides civil related services. Klondyke’s range of construction services complements our west coast engineering capabilities and enables the continued expansion of turnkey EPC (engineering, procurement and construction) services.
We completed our analysis of the valuation of the acquired assets and liabilities of Klondyke during the quarter ended December 31, 2010. The purchase price of $17,000 has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values as follows: $6,023 of tangible net assets and $6,300 in identifiable intangible assets, resulting in goodwill of approximately $4,677. All changes in goodwill for the six months ended December 31, 2010 are related to purchase price allocation adjustments for Klondyke. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce, and is expected to be amortizable for tax purposes.
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

	Three months ended	Six months ended
	December 31, 2009	December 31, 2009

Revenues	$143,723	$282,290

Net loss	$(3,919)	$(6,247)

Basic loss per common share	$(0.12)	$(0.19)

Diluted loss per common share	$(0.12)	$(0.19)

4. Property and Equipment
Amounts reported as loss on sale and impairment of property and equipment relate primarily to aging, damaged or excess fleet equipment. Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market. Assets held for sale totaled $430 and $898 at December 31, 2010 and June 30, 2010, respectively, and are included in prepaid expenses and other in the condensed consolidated balance sheets. Substantially all of the assets held for sale at December 31, 2010 are expected to be sold in the next twelve months.

5. Debt
On August 30, 2010, we entered into an amendment to our senior credit facility, which: (i) amended the required leverage ratio to be no more than 3.75 to 1.00 for the fiscal quarters ending June 30, 2010 through March 31, 2011 and 3.25 to 1.00 for the fiscal quarter ending June 30, 2011 and thereafter; (ii) waived non-compliance with the leverage ratio covenant prior to giving effect to the foregoing amendment with regard to the quarter ending June 30, 2010; and (iii) added Qualified Remedial Expenses (as defined in the first amendment to include specific environmental charges for 2010) into the calculation of adjusted EBITDA in our senior credit facility. We paid and capitalized $991 of fees related to the amendment that are being amortized on an effective interest basis as part of interest expense over the remaining term of our senior credit facility.
6. Derivative Instruments and Hedging Activities
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
Effective December 2007, we entered into two interest rate swap agreements (the “2007 Swaps”) with a total notional amount of $100,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The 2007 Swaps expired in December 2009. Under the 2007 Swaps, we paid a fixed rate of 3.99% and received a rate equivalent to the thirty-day LIBOR, adjusted monthly. The 2007 Swaps qualified for hedge accounting and were designated as cash flow hedges. There was no hedge ineffectiveness for the 2007 Swaps for the three and six months ended December 31, 2009. The 2007 Swaps expired in December 2009.
Effective May 2010, we entered into an interest rate swap agreement (the “May 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The May 2010 Swap will expire in May 2012. Under the May 2010 Swap, we pay a fixed rate of 1.1375% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. The May 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the May 2010 Swap for the three and six months ended December 31, 2010.
Effective June 2010, we entered into an interest rate swap agreement (the “June 2010 Swap”) with a notional amount of $20,000 to help manage an additional portion of our interest risk related to our floating-rate debt interest risk. The June 2010 Swap will expire in June 2012. Under the June 2010 Swap, we pay a fixed rate of 1.0525% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. The June 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the June 2010 Swap for the three and six months ended December 31, 2010.
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
We periodically enter into diesel fuel swaps to decrease our price volatility. As of December 31, 2010, we had hedged approximately 45% of our next 12 months of projected diesel fuel purchases at prices ranging from $2.90 to $3.50 per gallon at a weighted-average price of $3.20. We are not currently utilizing hedge accounting for any active diesel fuel derivatives.
Balance Sheet and Statement of Operations Information
The fair value of derivatives at December 31, 2010 and June 30, 2010 is summarized in the following table:

		Asset Derivatives		Liability Derivatives
		Fair Value	Fair Value	Fair Value	Fair Value
		at Dec. 31,	at June 30,	at Dec. 31,	at June 30,
	Balance Sheet Location	2010	2010	2010	2010
Derivatives designated as hedging instruments under U.S. GAAP:
Interest rate swaps	Accrued expenses and other	$—	$—	$355	$245

Total derivatives designated as hedging instruments under U.S. GAAP		$—	$—	$355	$245

Derivatives not designated as hedging instruments under U.S. GAAP:
Diesel fuel swaps (gross) (1)	Prepaid expenses and other	$808	$169	$—	$—
Diesel fuel swaps (gross) (1)	Accrued expenses and other	—	—	—	166

Total derivatives not designated as hedging instruments under U.S. GAAP		$808	$169	$—	$166

Total derivatives		$808	$169	$—	$411

(1)	The fair values of asset and liability derivatives with the same counterparty are netted on the balance sheet.

The effects of derivative instruments on the condensed consolidated statements of operations for the three and six months ended December 31, 2010 and 2009 are summarized in the following tables:
Derivatives designated as cash flow hedging instruments under U.S. GAAP:

						Amount of Loss
	Amount of Gain (Loss)				Location of Loss	Reclassified from
	Recognized in OCI				Reclassified from	Accumulated OCI into
	(Effective Portion)				Accumulated OCI into	Earnings
For the Three Months Ended December 31,	2010		2009		Earnings	2010		2009
Interest rate swaps	$56	*	$576	*	Interest expense	$(53	)*	$(494	)*

Totals	$56	*	$576	*		$(53	)*	$(494	)*

For the Six Months Ended December 31,	2010		2009			2010		2009
Interest rate swaps	$(67	)*	$1,109	*	Interest expense	$(101	)*	$(1,068	)*

Totals	$(67	)*	$1,109	*		$(101	)*	$(1,068	)*

*	Net of tax
Derivatives not designated as cash flow hedging instruments under U.S. GAAP:

	Location of Gain	Amount of Gain Recognized in
	Recognized in	Earnings
For the Three Months Ended December 31,	Earnings	2010	2009
Diesel fuel swaps	Cost of operations	$373	$327

Total		$373	$327

For the Six Months Ended December 31,		2010	2009
Diesel fuel swaps	Cost of operations	$805	$695

Total		$805	$695

Accumulated OCI
For the interest rate swaps, the following table summarizes the net derivative gains or losses, net of taxes, recorded into accumulated OCI and reclassified to loss for the periods indicated below.

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009
Net accumulated derivative loss deferred at beginning of period	$(272)	$(576)	$(142)	$(1,109)
Changes in fair value	3	82	(175)	41
Reclassification to net income (loss)	53	494	101	1,068

Net accumulated derivative loss deferred at end of period	$(216)	$—	$(216)	$—

The estimated net amount of the existing losses in OCI at December 31, 2010 expected to be reclassified into net income (loss) over the next twelve months is approximately $150. This amount was computed using the fair value of the cash flow hedges at December 31, 2010 and will differ from actual reclassifications from OCI to net income (loss) during the next twelve months.
For the three and six months ended December 31, 2010 and 2009, respectively, there were no reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.
7. Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows for the periods presented:

	For the Three Months Ended
	December 31,
	2010	2009
Net income (loss)	$1,021	$(4,703)
Change in fair value net of income taxes of $36 and $369, respectively	56	576

Comprehensive income (loss)	$1,077	$(4,127)

	For the Six Months Ended
	December 31,
	2010	2009
Net loss	$(1,270)	$(7,408)
Change in fair value net of income taxes of ($43) and $711, respectively	(74)	1,109

Comprehensive loss	$(1,344)	$(6,299)

8. Fair Value
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
As of December 31, 2010, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge a portion of our diesel fuel costs and our exposure to interest rate fluctuations. These derivative instruments currently consist of swaps only. See Note 6 for further information on our derivative instruments and hedging activities.

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
At December 31, 2010 and June 30, 2010, the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

	December 31,
Description	2010	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$808	$—	$808	$—
Liability:
Interest rate swap agreements	(355)	—	(355)	—

Total	$453	$—	$453	$—

	June 30,
Description	2010	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$3	$—	$3	$—
Liability:
Interest rate swap agreements	(245)	—	(245)	—

Total	$(242)	$—	$(242)	$—

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

9. Stock-Based Compensation
Compensation expense related to stock-based compensation plans was $954 and $1,222 for the three months ended December 31, 2010 and December 31, 2009, respectively, and $2,017 and $2,306 for the six months ended December 31, 2010 and December 31, 2009, respectively. The income tax benefit recognized for stock-based compensation arrangements was $373 and $423 for the three months ended December 31, 2010 and December 31, 2009, respectively, and $788 and $901 for the six months ended December 31, 2010 and December 31, 2009, respectively.
10. Income Taxes
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
In assessing the value of deferred tax assets, the Company considers whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provides a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value, if applicable. The Company has concluded that no valuation allowance is required for deferred tax assets at December 31, 2010 and June 30, 2010, respectively.
Effective income tax rates of 40.0% and 38.2% for the three months ended December 31, 2010 and December 31, 2009, respectively, and 34.9% and 38.1% for the six months ended December 31, 2010 and December 31, 2009, respectively, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes.
11. Earnings (Loss) Per Share
The following table sets forth the calculations of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Basic:
Net income (loss)	$1,021	$(4,703)	$(1,270)	$(7,408)

Weighted average common shares	33,386	33,134	33,329	33,106

Basic earnings (loss) per share	$0.03	$(0.14)	$(0.04)	$(0.22)

Diluted:
Net income (loss)	$1,021	$(4,703)	$(1,270)	$(7,408)

Weighted average common shares	33,386	33,134	33,329	33,106
Potential common stock arising from stock options and restricted stock	516	—	—	—

Weighted average common shares — diluted	33,902	33,134	33,329	33,106

Diluted earnings (loss) per share	$0.03	$(0.14)	$(0.04)	$(0.22)

Outstanding options and restricted stock awards equivalent to 2,197 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2010 because their effect would have been anti-dilutive.
All outstanding options and restricted stock awards were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2009 and the six months ended December 31, 2010 and 2009, respectively, because their effect would have been anti-dilutive.
12. Recent Accounting Pronouncements
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
The requirements of this guidance were effective for periods beginning after December 15, 2009, with the exception of the requirement of information about purchases, sales, issuances and settlements of Level 3 measurements, which were effective for periods ending after December 15, 2010. We do not currently have any recurring Level 3 measurements, so this new guidance did not have an impact on our consolidated financial statements or disclosures.
13. Commitments and Contingencies
Legal Proceedings
We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things: (i) compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract or property damages, (ii) punitive damages, civil penalties or other damages, or (iii) injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows.
Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of December 31, 2010, we had $145,774 in surety bonds outstanding and we also had provided collateral in the form of letters of credit to sureties in the amount of $2,000. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Electric Corporation, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers.

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
Indemnities
We have indemnified various parties against specified liabilities that those parties might incur in the future in connection with our previous acquisitions of certain companies. We also generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of December 31, 2010, we were not aware of circumstances that would lead to future indemnity claims against us for material amounts in connection with these indemnity obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for this fiscal year ended June 30, 2010. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Uncertainty of Forward-Looking Statements and Information” below in this Item 2 and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
Overview
We are one of the largest providers of energy solutions for investor-owned, municipal and co-operative utilities in the United States. Since our founding in 1945, we have evolved from our roots as a specialty non-unionized contractor for electric utilities focused on the distribution sector in the southeastern United States to a leading turnkey energy solutions provider throughout the United States with diverse capabilities servicing over 200 electric utilities, including American Electric Power Company, Inc., Dominion Resources, Inc., Duke Energy Corporation, Duquesne Light Company, E.On AG, Florida Power & Light Company, Los Angeles Department of Water and Power, PacifiCorp, Progress Energy, Inc., and The Southern Company. Leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utilities customers, we believe our experienced management team has positioned us to benefit from the substantial long term growth drivers in our industry.
Over the past three years, we have reshaped our business platform and territory significantly from being a distribution construction company based primarily in the southeastern United States to a national energy solutions provider. We have done this organically and through strategic acquisitions of companies with complementary service offerings and geographic footprints. Our comprehensive suite of energy solutions now includes siting, permitting, engineering, designing, planning, constructing, maintaining and repairing power delivery systems, including renewable energy projects. Our planning and siting process leverages technology and the collection of environmental, cultural, land use and scientific data to facilitate successful right-of-way negotiations and permitting for transmission and distribution construction projects, powerlines, substations and renewable energy installations. Our engineering and design capabilities include designing, providing engineering, procurement and construction (“EPC”) services, owner engineering, project management, multi-entity coordination, grid integration, electrical balance-of-plant (“BOP”) and system planning for individual or turnkey powerline, substation and renewable energy projects. Our construction and maintenance capabilities include substation, distribution (underground and overhead) and transmission with voltages up to 345 kilovolt. We are also a recognized leader in storm restoration due to our ability to rapidly mobilize thousands of existing employees and equipment within 24 hours, while maintaining a functional workforce for unaffected customers.
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

Results of Operations
The following table sets forth selected statements of operations data as approximate percentages of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues:
Core services	98.2%	86.7%	97.2%	92.2%
Storm restoration services	1.8%	13.3%	2.8%	7.8%

Total	100.0%	100.0%	100.0%	100.0%
Cost of operations	88.8%	87.5%	89.8%	89.1%

Gross profit	11.2%	12.5%	10.2%	10.9%
General and administrative expenses	8.6%	9.7%	9.5%	10.0%
Loss on sale of property and equipment	0.3%	0.2%	0.2%	0.4%
Restructuring expense	0.0%	6.6%	0.0%	3.4%

Income (loss) from operations	2.3%	-4.0%	0.5%	-2.9%
Interest expense and other, net	1.2%	1.6%	1.2%	1.7%

Income (loss) before income taxes	1.1%	-5.6%	-0.7%	-4.6%
Income tax expense (benefit)	0.4%	-2.1%	-0.2%	-1.8%

Net income (loss)	0.7%	-3.5%	-0.5%	-2.8%

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009
Revenues. Revenues increased 9.9%, or $13.4 million, to $148.6 million for the three months ended December 31, 2010 from $135.2 million for the three months ended December 31, 2009.
Our core revenues increased 24.4% to $145.9 million for the three months ended December 31, 2010 from $117.2 million for the same period in the prior year. Our acquisition of Klondyke on June 30, 2010 provided $8.4 million in core revenues for the quarter ($4.3 million for substation, $1.9 million for transmission and $2.2 million for civil projects included in the overhead distribution and other category below).
The following table contains information on core revenue and percentage changes by category for the periods indicated:

	Three Months Ended
	December 31,
Category of Core Revenue	2010	2009	% Change
Overhead distribution and other	$72.8	$63.1	15.3%
Underground distribution	16.1	15.3	5.4%
Transmission	25.5	17.3	47.2%
Engineering and substation	31.5	21.5	46.3%

Total	$145.9	$117.2	24.4%

•	Distribution Revenues. Our combined revenues for overhead and underground distribution services increased 13.4% from the prior year, primarily due to significantly less storm restoration revenues compared to the same period in the prior year, as storm restoration work generally diverts man-hours from core work, which had decreased core revenues in the prior year. Distribution revenues were also positively impacted by a general increase in demand for overhead distribution maintenance during the quarter coupled with the addition of Klondyke. Underground maintenance experienced a smaller level of quarter-over-quarter growth and demand for underground distribution remains depressed due to the weak market for new residential housing.

•	Transmission Revenues. Transmission revenues increased 47.2% from the prior year, primarily due to the timing of certain projects that have started in the southeast United States, increased material procurement revenues and the addition of Klondyke. We expect our transmission revenues to continue to increase year over year, but revenues may vary period to period due to the timing of work on significant projects.
•	Engineering and Substation Revenues. Engineering and substation revenues increased 46.3% from the prior year, primarily due to material procurement services, including the VC Summer project, along with the addition of Klondyke. Our engineering and substation services continue to produce increased revenues and we expect that trend to continue in the foreseeable future. However, engineering and substation revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues.
Our storm restoration revenues decreased 84.8% to $2.7 million for the three months ended December 31, 2010 from $18.0 million for the same period in the prior year due to fewer severe storm events in fiscal 2011. Storm restoration revenues during both periods primarily included work resulting from winter storm events. Our storm restoration revenues are highly volatile and unpredictable.
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
Gross Profit. Gross profit decreased 1.8% to $16.6 million for the three months ended December 31, 2010 from $16.9 million for the three months ended December 31, 2009. Gross profit as a percentage of revenues decreased to 11.2% for the three months ended December 31, 2010 from 12.5% for the three months ended December 31, 2009. Our gross profit was negatively impacted by a significantly lower mix of storm revenue. Our storm restoration services typically generate a higher profit margin than core services. During a storm response, our storm-assigned crews and equipment are fully utilized. In addition, the overtime typically worked on storm events lowers the ratio of fixed costs to revenue. Storm gross profit margins can vary greatly depending on the geographic area, customer and amount of overtime worked.
An additional negative impact to gross profit percentages was the increased amount of lower gross profit material procurement services during the three months ended December 31, 2010. Material procurement services offered primarily in the engineering, substation and transmission businesses generate lower gross profit margins compared to other core services. In the current environment, the gross profit percentages on these services generally range from 0% to 5%. We recognized approximately $15.5 million in material procurement revenues ($12.1 million for engineering and substation, $3.2 million for transmission and $0.2 million for combined distribution) for the quarter ended December 31, 2010 compared to approximately $8.7 million ($7.1 million for engineering and substation, $0.3 million for transmission and $1.3 million for combined distribution) for the same period in the prior year. The material procurement revenues above are approximations, as certain material procurements services are provided as a portion of larger fixed-price projects, in which we recognize project revenues using the percentage-of-completion method.
Partially offsetting the above identified negative impacts was the $1.8 million of costs recognized in the prior year quarter related to the cleanup of certain petroleum-related products on an owned property in Marietta, Georgia.
General and Administrative Expenses. General and administrative expenses decreased 2.9% to $12.7 million for the three months ended December 31, 2010 from $13.1 million for the three months ended December 31, 2009. As a percentage of revenues, general and administrative expenses decreased to 8.6% for the three months ended December 31, 2010 from 9.7% for the same period in the prior year. The decrease in general and administrative expenses was primarily due to the $0.7 million decrease in compensation-related expense. Negatively impacting general and administrative expenses was the approximately $0.9 million of overhead costs related to Klondyke, which was acquired on June 30, 2010.

Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment was $0.4 million for the three months ended December 31, 2010 compared to $0.3 million for the three months ended December 31, 2009. The level of losses is affected by several factors, including the timing of the continued replenishment of aging, damaged or excess fleet equipment, and conditions in the market for used equipment. We continually evaluate the depreciable lives and salvage values of our equipment.
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
We recorded a pre-tax restructuring charge related to these measures of $8.9 million ($5.4 million or $0.16 per diluted share on an after-tax basis) for our fiscal quarter ended December 31, 2009 comprised of $1.0 million for severance and other termination benefits and a $7.9 million non-cash writedown of fleet and other fixed assets to be disposed.
Interest Expense and Other, Net. Interest expense and other, net decreased 17.6% to $1.8 million for the quarter ended December 31, 2010 from $2.2 million for the quarter ended December 31, 2009. This decrease was primarily due to reduced settlement costs related to interest rate swaps and reduced debt balances. See Note 6 of Notes to Condensed Consolidated Financial Statements for full details of derivative instruments, including interest rate swaps.
Income Tax Expense or Benefit. The income tax expense was $0.7 million for the three months ended December 31, 2010 compared to income tax benefit of $2.9 million for the three months ended December 31, 2009. The effective tax rate was 40.0% and 38.2% for the three months ended December 31, 2010 and December 31, 2009, respectively.
Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009
Revenues. Revenues increased 5.7%, or $14.9 million, to $277.3 million for the six months ended December 31, 2010 from $262.4 million for the six months ended December 31, 2009.
Our core revenues increased 11.4% to $269.6 million for the six months ended December 31, 2010 from $241.9 million for the same period in the prior year. Our acquisition of Klondyke on June 30, 2010 provided $12.6 million in core revenues for the first half of fiscal 2011 ($5.5 million for substation, $3.4 million for transmission and $3.7 million for civil projects included in the overhead distribution and other category below).
The following table contains information on core revenue and percentage changes by category for the periods indicated:

	Six Months Ended
	December 31,
Category of Core Revenue	2010	2009	% Change
Overhead distribution and other	$141.2	$133.9	5.5%
Underground distribution	33.3	32.3	3.0%
Transmission	43.3	35.4	22.4%
Engineering and substation	51.8	40.4	28.3%

Total	$269.6	$241.9	11.4%

•	Distribution Revenues. Our combined revenues for overhead and underground distribution services increased 5.0% from the prior year, primarily due to significantly less storm restoration revenues compared to the same period in the prior year, as storm restoration work generally diverts man-hours from core work, which had decreased core revenues in the prior year. Distribution revenues were also positively impacted as a result of a general increase in demand for overhead distribution maintenance during the quarter coupled with the addition of Klondyke. Underground maintenance experienced a smaller level of period-over-period growth and demand for underground distribution remains depressed due to the weak market for new residential housing.
•	Transmission Revenues. Transmission revenues increased 22.4% from the prior year, primarily due to the timing of certain projects that have started in the southeast United States (primarily in the second quarter), increased material procurement revenues and the addition of Klondyke. We expect our transmission revenues to continue to increase year over year, but revenues may vary period to period due to the timing of work on significant projects.
•	Engineering and Substation Revenues. Engineering and substation revenues increased 28.3% increase from the prior year, primarily due to material procurement services, including the VC Summer project, along with the addition of Klondyke. Our engineering and substation services continue to produce increased revenues and we expect that trend to continue in the foreseeable future. However, engineering and substation revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues.
Our storm restoration revenues decreased 62.3% to $7.7 million for the six months ended December 31, 2010 from $20.5 million for the same period in the prior year. Storm restoration revenues during both periods primarily included work resulting from various winter storm events, as we experienced minimal storm work from tropical storms and hurricanes for both periods. Our storm restoration revenues are highly volatile and unpredictable.
Gross Profit. Gross profit decreased 0.9% to $28.4 million for the six months ended December 31, 2010 from $28.6 million for the six months ended December 31, 2009. Gross profit as a percentage of revenues decreased to 10.2% for the six months ended December 31, 2010 from 10.9% for the six months ended December 31, 2009. Our gross profit was impacted negatively by the following:
•	A significantly lower mix of storm revenue. Our storm restoration services typically generate a higher profit margin than core services. During a storm response, our storm-assigned crews and equipment are fully utilized. In addition, the overtime typically worked on storm events lowers the ratio of fixed costs to revenue. Storm gross profit margins can vary greatly depending on the geographic area, customer and amount of overtime worked.
•	Lower gross profit margin material procurement services. Material procurement services offered primarily in the engineering, substation and transmission businesses generate lower gross profit margins compared to other core services. In the current environment, the gross profit percentages on these services generally range from 0% to 5%. We recognized approximately $24.8 million in material procurement revenues ($20.4 million for engineering and substation, $3.8 million for transmission and $0.6 million for combined distribution) for the six months ended December 31, 2010 compared to approximately $13.6 million ($11.5 million for engineering and substation, $0.6 million for transmission and $1.5 million for combined distribution) for the same period in the prior year. The material revenues above are approximations, as certain material procurements services are provided as a portion of larger fixed-price projects, in which we recognize project revenues using the percentage-of-completion method.
•	Crew start-up costs. Our gross margin was negatively impacted by a $1.5 million increase in crew start-up costs, primarily in the first quarter of the current fiscal year, that was caused by additions to our overhead distribution and transmission headcount, which caused us to absorb costs related to the release of certain tools and supplies from inventory and the acquisition of certain new tools. While we attempt to use excess fleet equipment to start new crews, some of this equipment required significant repairs and maintenance before being put back into service.
•	Costs and estimated earnings in excess of billings adjustment. Our gross margin was negatively impacted by our recording a $2.0 million reduction of costs and estimated earnings in excess of billings on uncompleted contracts during the quarter ended September 30, 2010 that relates to prior periods (see Note 1 in our Notes to Condensed Consolidated Financial Statements).

Partially offsetting those negative impacts was the recognition of $1.8 million of costs in the prior fiscal year related to the cleanup of certain petroleum-related products on an owned property in Marietta, Georgia.
General and Administrative Expenses. General and administrative expenses were virtually unchanged at $26.3 million for the six months ended December 31, 2010 and the six months ended December 31, 2009. As a percentage of revenues, general and administrative expenses decreased to 9.5% from 10.0%. General and administrative expenses were negatively affected by the approximately $1.6 million of overhead costs related to Klondyke, which was acquired on June 30, 2010. Partially offsetting this increase was the $1.0 million decrease in compensation-related expense.
Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment was $0.5 million for the six months ended December 31, 2010 compared to $1.0 million for the six months ended December 31, 2009. The level of losses is affected by several factors, including the timing of the continued replenishment of aging, damaged or excess fleet equipment, and conditions in the market for used equipment. We continually evaluate the depreciable lives and salvage values of our equipment.
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
Interest Expense and Other, Net. Interest expense and other, net decreased 22.5% to $3.5 million for the six months ended December 31, 2010 from $4.5 million for the six months ended December 31, 2009. This decrease was primarily due to reduced settlement costs related to interest rate swaps and reduced debt balances. See Note 6 of Notes to Condensed Consolidated Financial Statements for full details of derivative instruments, including interest rate swaps.
Income Tax Benefit. The income tax benefit was $0.7 million and $4.6 million for the six months ended December 31, 2010 and December 31, 2009, respectively. The effective tax rate was 34.9% and 38.1% for the six months ended December 31, 2010 and December 31, 2009, respectively.
Liquidity and Capital Resources
Our primary cash needs have been for working capital, capital expenditures, payments under our senior credit facility and acquisitions. Our primary source of cash for the six months ended December 31, 2010 was cash provided by operations, while our primary source of cash for the six months ended December 31, 2009 was cash on hand.
We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on the electric infrastructure and the corresponding spending by our customers on electric service and repairs. The increased service activity during storm restoration events temporarily causes an excess of customer billings over customer collections, leading to increased accounts receivable during those periods. In the past, we have utilized borrowings under the revolving portion of our senior credit facility and cash on hand to satisfy normal cash needs during these periods.
As of December 31, 2010, our cash totaled $13.0 million and we had $89.4 million available under the $115.0 million revolving portion of our senior credit facility (after giving effect to the outstanding balance of $25.6 million of standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our senior credit facility, which are described below.

Our senior credit facility contains a number of financial covenants including a leverage ratio requirement. Our leverage ratio (as defined in the first amendment to our senior credit facility to include specific environmental charges for fiscal 2010) increased during fiscal 2010 due primarily to reduced revenues and profit from our distribution services and $3.3 million in unanticipated environmental charges. As a result of these factors, our leverage ratio on June 30, 2010 would have exceeded our covenant leverage ratio requirement of no greater than 3.00 to 1.00 under our senior credit facility in effect at such time. On August 30, 2010, we entered into an amendment to our senior credit facility, which: (i) amended the required leverage ratio to be no more than 3.75 to 1.00 for the fiscal quarters ending June 30, 2010 through March 31, 2011 and 3.25 to 1.00 for the fiscal quarter ending June 30, 2011 and thereafter; (ii) waived non-compliance with the leverage ratio covenant prior to giving effect to the foregoing amendment with regard to the quarter ending June 30, 2010; and (iii) added Qualified Remedial Expenses (as defined in the first amendment to include specific environmental charges for fiscal 2010) into the calculation of adjusted EBITDA under our senior credit facility. We believe that we will be in compliance with the financial covenants of our senior credit facility for the remainder of the term of such facility. We anticipate refinancing our senior credit facility during late fiscal 2011 or early fiscal 2012.
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
Changes in Cash Flows:

	Six Months Ended
	December 31,
	2010	2009
	(In millions)
Net cash provided by (used in) operating activities	$22.9	$(1.0)
Net cash used in investing activities	$(4.1)	$(7.1)
Net cash used in financing activities	$(17.0)	$(2.9)
Net cash provided by operating activities was $22.9 million for the six months ended December 31, 2010 compared to cash used in operating activities of $1.0 million for the six months ended December 31, 2009. The increase in cash flows from operating activities was primarily due to favorable trends for accounts payable, accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. For the prior year, primarily due to storm restoration events that occurred near the end of the quarter, our accounts receivable balance increased by $10.8 million during the second quarter of fiscal 2010.
Net cash used in investing activities decreased to $4.1 million for the six months ended December 31, 2010 from $7.1 million for the six months ended December 31, 2009. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers. For the six months ended December 31, 2009, capital expenditures also included software purchases for the implementation of our human resource and payroll system and for the implementation of our job cost reporting and billings system.
Net cash used in financing activities increased to $17.0 million for the six months ended December 31, 2010 from $2.9 million for the six months ended December 31, 2009. Financing activities for the six months ended December 31, 2010 included $15.5 million of term loan payments and $1.0 million of fees associated with an amendment to our senior credit facility. Our cash used in financing activities during the six months ended December 31, 2009 was primarily related to $2.8 million of fees associated with the July 29, 2009 closing of our senior credit facility.

EBITDA U.S. GAAP Reconciliation
EBITDA is a non-U.S.GAAP financial measure that represents the sum of net income (loss), income tax expense (benefit), interest expense, depreciation and amortization. EBITDA is used internally when evaluating our operating performance and allows investors to make a more meaningful comparison between our core business operating results on a consistent basis over different periods of time, as well as with those of other similar companies. Management believes that EBITDA, when viewed with our results under U.S. GAAP and the accompanying reconciliation, provides additional information that is useful for evaluating the operating performance of our business without regard to potential distortions. Additionally, management believes that EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA has limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP, such as net loss or cash flow from operating activities as indicators of operating performance or liquidity. This non-U.S. GAAP measure excludes certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below provides a reconciliation between net income (loss) and EBITDA.

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
	(In millions)		(In millions)
Net income (loss)	$1.0	$(4.7)	$(1.2)	$(7.4)

Adjustments:
Interest expense	1.8	2.3	3.5	4.7
Income tax expense (benefit)	0.7	(2.9)	(0.8)	(4.6)
Depreciation and amortization	9.5	9.0	19.3	18.3

EBITDA	$13.0	$3.7	$20.8	$11.0

EBITDA increased 249.6% to $13.0 million for the three months ended December 31, 2010 from $3.7 million for the three months ended December 31, 2009. EBITDA increased 89.5% to $20.8 million for the six months ended December 31, 2010 from $11.0 million for the six months ended December 31, 2009. EBITDA for the three and six months ended December 31, 2009 was negatively impacted by an $8.9 million pre-tax restructuring charge, comprised of $1.0 million for severance and other termination benefits and a $7.9 million non-cash writedown of fleet and other fixed assets.
Senior Credit Facility
As of December 31, 2010, we had $99.0 million of term loans outstanding under our senior credit facility. As of December 31, 2010, our borrowing availability under the $115.0 million revolving portion of our senior credit facility was $89.4 million (after giving effect to the outstanding balance of $25.6 million of outstanding standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our senior credit facility, which are discussed below. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, LLC, which is a borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, LLC and each of our other subsidiaries, subject to limited exceptions.

Our senior credit facility contains a number of financial covenants including a leverage ratio requirement. Our leverage ratio (as defined in the first amendment to our senior credit facility to include specific environmental charges for fiscal 2010) increased during fiscal 2010 due primarily to reduced revenues and profit from our distribution services and $3.3 million in unanticipated environmental charges. As a result of these factors, our leverage ratio on June 30, 2010 would have exceeded our covenant leverage ratio requirement of no greater than 3.00 to 1.00 under our senior credit facility in effect at such time. On August 30, 2010, we entered into an amendment to our senior credit facility, which: (i) amended the required leverage ratio to be no more than 3.75 to 1.00 for the fiscal quarters ending June 30, 2010 through March 31, 2011 and 3.25 to 1.00 for the fiscal quarter ending June 30, 2011 and thereafter; (ii) waived non-compliance with the leverage ratio covenant prior to giving effect to the foregoing amendment with regard to the quarter ending June 30, 2010; and (iii) added Qualified Remedial Expenses (as defined in the first amendment to include specific environmental charges for fiscal 2010) into the calculation of adjusted EBITDA under our senior credit facility. We believe that we will be in compliance with the financial covenants of our senior credit facility for the remainder of the term of such facility. We anticipate refinancing our senior credit facility during late fiscal 2011 or early fiscal 2012. We paid and capitalized $1.0 million of fees related to the amendment that are being amortized on an effective interest basis as part of interest expense over the remaining term of our senior credit facility.
Our senior credit facility contains a number of other affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and other restricted payments. Under our senior credit facility, we are permitted to incur maximum capital expenditures of $70.0 million in fiscal 2011 and in any fiscal year thereafter, subject to a one year carry-forward of 50% of the unused amount from the previous fiscal year. In addition, our senior credit facility includes a requirement that we maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our senior credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.25 on June 30, 2011 and thereafter, and (ii) a cash interest coverage ratio, which is the ratio of adjusted EBITDA (as defined in our senior credit facility; measured on a trailing four-quarter basis) to cash interest expense (measured on a trailing four-quarter basis) of at least 3.5 to 1.0 as of the last day of each fiscal quarter. We were in compliance with all of our debt covenants as of December 31, 2010, including those noted above, with a leverage ratio of 2.60 to 1.00 and a cash interest coverage ratio of 8.62 to 1.00.
We repaid $15.5 million of term loans outstanding under our senior credit facility during the six months ended December 31, 2010 with cash provided by operations and cash on hand.
Concentration of Credit Risk
We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and accounts receivable. We maintain substantially all of our cash investments with what we believe to be high credit quality financial institutions. We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power companies, governmental entities, general contractors and builders, and owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided.
Legal Proceedings
We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things: (i) compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, or property damages, (ii) punitive damages, civil penalties or other damages, or (iii) injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows.

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
Letters of Credit
Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. We use the revolving portion of our senior credit facility to issue letters of credit. As of December 31, 2010, we had $25.6 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes. Our ability to obtain letters of credit under the revolving portion of our senior credit facility is conditioned on our continued compliance with the affirmative and negative covenants of our senior credit facility.
Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of December 31, 2010, we had $145.8 million in surety bonds outstanding, and we also had provided collateral in the form of a letter of credit to sureties in the amount of $2.0 million, which is included in the total letters of credit outstanding above. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.
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
•	our expectation that the Tanzanian powerline projects will utilize our engineering, procurement and construction capabilities and that the project will begin during the third quarter of fiscal 2011 and continue through the second quarter of fiscal 2013;
•	our expectation the goodwill recognized in our acquisition of Klondyke will be amortizable for tax purposes;
•	our expectation that substantially all the assets held for sale at December 31, 2010 will be sold during the next twelve months;
•	our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial position or cash flows;
•	our expectation that our new diversified engineering and substation services will continue to produce increased revenues in the future;
•	our expectation that our transmission revenues will continue to increase year over year;
•	our expectation that current volatility in the capital markets will not have a material impact on the principal amounts of our cash investments;
•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our senior credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future;
•	our expectation that our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance and our belief that this is subject to a certain extent on general economic, financial, competitive, legislative, regulatory and other factors beyond our control;
•	the possibility that if we fail to comply with the covenants contained in our senior credit facility, we may be unable to access the revolving portion of our senior credit facility upon which we depend for letters of credit and other short-term borrowings and that this would have a negative impact on our liquidity and could require us to obtain alternative short-term financing;
•	our belief that if we pursue any material acquisitions in the foreseeable future we may need to finance this activity through additional equity or debt financing;
•	our belief that it is unlikely that any material claims will be made under a letter of credit in the foreseeable future;
•	our belief that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future;

•	our expectation that our gross profit and operating income (loss) would be negatively affected if diesel prices rise due to additional costs that we may not fully recover through increases in prices to customers;
•	our expectation that the net amount of the existing losses in OCI at December 31, 2010 reclassified into net income (loss) over the next twelve months will be approximately $150,000;
•	our belief that any potential underfunded liability related to one or more multi-employer pension plans in which Klondyke is a participant would not have a material adverse effect on our results of operations, financial position or cash flows;
•	our belief that we will be in compliance with the financial covenants of our senior credit facility for the remainder of the term of such facility; and
•	our anticipation that we will refinance our senior credit facility during late fiscal 2011 or early fiscal 2012.
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
As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6.	Exhibits

Exhibit	Description

3.1	Certificate of Incorporation of Pike Electric Corporation (Incorporated by reference to Exhibit 3.1 on our Registration Statement on Form S-1/A filed July 11, 2005)

3.2	Amended and Restated Bylaws of Pike Electric Corporation, as of April 30, 2009 (Incorporated by reference to Exhibit 3.1 on our Form 8-K filed May 5, 2009)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

PIKE ELECTRIC CORPORATION (Registrant)
Date: February 8, 2011	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: February 8, 2011	By:	/s/ Anthony K. Slater
Anthony K. Slater
Executive Vice President and Chief Financial Officer