Form 10-Q
period 2011-03-31
Pike Electric CORP
filed 2011-05-10
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-32582
PIKE ELECTRIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	20-3112047 (I.R.S. Employer Identification No.)
100 Pike Way, PO Box 868, Mount Airy, NC 27030
(Address of principal executive offices)

(336) 789-2171
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 29, 2011, there were 33,651,559 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,851	$11,133
Accounts receivable from customers, net	69,374	64,672
Costs and estimated earnings in excess of billings on uncompleted contracts	51,005	50,215
Inventories	9,734	6,401
Prepaid expenses and other	14,230	9,115
Deferred income taxes	8,044	10,526

Total current assets	164,238	152,062
Property and equipment, net	178,599	194,885
Goodwill	110,893	114,778
Other intangibles, net	39,484	38,527
Deferred loan costs, net	2,484	3,021
Other assets	1,847	2,105

Total assets	$497,545	$505,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,926	$17,484
Accrued compensation	20,683	22,589
Billings in excess of costs and estimated earnings on uncompleted contracts	11,372	8,925
Accrued expenses and other	12,041	6,112
Current portion of insurance and claim accruals	17,028	23,422

Total current liabilities	89,050	78,532
Long-term debt	99,000	114,500
Insurance and claim accruals, net of current portion	6,487	6,005
Deferred compensation, net of current portion	6,065	5,844
Deferred income taxes	43,537	48,170
Other liabilities	2,247	2,859
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 33,651 and 33,544 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	6,427	6,427
Additional paid-in capital	160,416	158,030
Accumulated other comprehensive loss, net of taxes	(188)	(142)
Retained earnings	84,504	85,153

Total stockholders’ equity	251,159	249,468

Total liabilities and stockholders’ equity	$497,545	$505,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenues	$153,825	$120,931	$431,146	$383,349
Cost of operations	137,416	110,500	386,377	344,287

Gross profit	16,409	10,431	44,769	39,062
General and administrative expenses	13,810	12,007	40,114	38,261
Loss on sale and impairment of property and equipment	39	240	588	1,202
Restructuring expenses	—	59	—	8,983

Income (loss) from operations	2,560	(1,875)	4,067	(9,384)
Other expense (income):
Interest expense	1,620	1,441	5,094	6,085
Other, net	(22)	(49)	(38)	(229)

Total other expense	1,598	1,392	5,056	5,856

Income (loss) before income taxes	962	(3,267)	(989)	(15,240)
Income tax expense (benefit)	342	(1,236)	(340)	(5,802)

Net income (loss)	$620	$(2,031)	$(649)	$(9,438)

Earnings (loss) per share:
Basic	$0.02	$(0.06)	$(0.02)	$(0.28)

Diluted	$0.02	$(0.06)	$(0.02)	$(0.28)

Shares used in computing earnings (loss) per share:
Basic	33,446	33,149	33,368	33,119

Diluted	34,062	33,149	33,368	33,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(649)	$(9,438)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,598	26,860
Non-cash interest expense	1,749	1,415
Deferred income taxes	(3,347)	(6,573)
Loss on sale and impairment of property and equipment	588	1,202
Restructuring expenses, non-cash	—	7,958
Equity compensation expense	2,991	3,514
Excess tax (benefit) expense from stock-based compensation	(79)	43
Changes in operating assets and liabilities:
Accounts receivable	(4,702)	(4,087)
Costs and estimated earnings in excess of billings on uncompleted contracts	(790)	1,486
Inventories, prepaid expenses and other	(7,257)	2,452
Insurance and claim accruals	(5,912)	(2,403)
Accounts payable and other	15,692	(2,623)
Deferred compensation	—	(1,402)

Net cash provided by operating activities	26,882	18,404

Cash flows from investing activities:
Purchases of property and equipment	(11,206)	(13,628)
Business acquisitions, net	—	—
Net proceeds from sale of property and equipment	1,616	5,840

Net cash used in investing activities	(9,590)	(7,788)

Cash flows from financing activities:
Principal payments on long-term debt	(15,500)	—
Stock option and employee stock purchase activity, net	(162)	82
Excess tax benefit (expense) from stock-based compensation	79	(43)
Deferred loan costs	(991)	(2,792)

Net cash used in financing activities	(16,574)	(2,753)

Net increase in cash and cash equivalents	718	7,863
Cash and cash equivalents beginning of year	11,133	43,820

Cash and cash equivalents end of period	$11,851	$51,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended March 31, 2011 and 2010
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
2. Business
We are one of the largest providers of energy solutions for investor-owned, municipal and co-operative utilities in the United States. Since our founding in 1945, we have evolved from a specialty non-unionized contractor focused on the electric distribution sector in the southeastern United States to a leading turnkey energy solutions provider throughout the United States with diverse capabilities servicing over 200 private and municipal electric utilities. Our comprehensive suite of energy solutions now includes siting, permitting, engineering, designing, planning, constructing, maintaining and repairing power delivery systems, including renewable energy projects. We currently operate our business as one reportable segment.
During our first quarter of fiscal 2011, we, along with a joint service provider, were awarded approximately $84,000 in distribution overhead powerline projects in Tanzania. These projects will utilize our engineering, procurement and construction capabilities and represent our first international work. We anticipate work will begin during the fourth quarter of fiscal 2011. This project is expected to continue through the second quarter of fiscal 2013. We continue to explore other international opportunities.
We monitor revenue by two categories of services: core and storm restoration. We use this breakdown because core services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, and storm restoration revenues represent additional revenue opportunities that depend on weather conditions.

The table below sets forth our revenues by category of service for the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2011		2010		2011		2010
Core services	$137,702	89.5%	$98,643	81.6%	$407,314	94.5%	$340,587	88.8%
Storm restoration services	16,123	10.5%	22,288	18.4%	23,832	5.5%	42,762	11.2%

Total	$153,825	100.0%	$120,931	100.0%	$431,146	100.0%	$383,349	100.0%

3. Acquisition Activity
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
We completed our analysis of the valuation of the acquired assets and liabilities of Klondyke during the quarter ended December 31, 2010. The purchase price of $17,000 has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values as follows: $6,023 of tangible net assets and $6,300 in identifiable intangible assets, resulting in goodwill of approximately $4,677. All changes in goodwill for the nine months ended March 31, 2011 are related to purchase price allocation adjustments for Klondyke. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce, and is expected to be amortizable for tax purposes.
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

	Three months ended	Nine months ended
	March 31, 2010	March 31, 2010

Revenues	$126,502	$408,792

Net loss	$(2,591)	$(8,838)

Basic loss per common share	$(0.08)	$(0.27)

Diluted loss per common share	$(0.08)	$(0.27)

4. Assets Held For Sale
Amounts reported as loss on sale and impairment of property and equipment relate primarily to aging, damaged or excess fleet equipment. Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market. Assets held for sale totaled $603 and $898 at March 31, 2011 and June 30, 2010, respectively, and are included in prepaid expenses and other in the condensed consolidated balance sheets. Substantially all of the assets held for sale at March 31, 2011 are expected to be sold in the next twelve months.

5. Derivative Instruments and Hedging Activities
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
Effective December 2007, we entered into two interest rate swap agreements (the “2007 Swaps”) with a total notional amount of $100,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The 2007 Swaps expired in December 2009. Under the 2007 Swaps, we paid a fixed rate of 3.99% and received a rate equivalent to the thirty-day LIBOR, adjusted monthly. The 2007 Swaps qualified for hedge accounting and were designated as cash flow hedges. There was no hedge ineffectiveness for the 2007 Swaps for the nine months ended March 31, 2010. The 2007 Swaps expired in December 2009.
Effective May 2010, we entered into an interest rate swap agreement (the “May 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The May 2010 Swap will expire in May 2012. Under the May 2010 Swap, we pay a fixed rate of 1.1375% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. The May 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the May 2010 Swap for the three and nine months ended March 31, 2011.
Effective June 2010, we entered into an interest rate swap agreement (the “June 2010 Swap”) with a notional amount of $20,000 to help manage an additional portion of our interest risk related to our floating-rate debt interest risk. The June 2010 Swap will expire in June 2012. Under the June 2010 Swap, we pay a fixed rate of 1.0525% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. The June 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the June 2010 Swap for the three and nine months ended March 31, 2011.
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
We periodically enter into diesel fuel swaps to decrease our price volatility. As of March 31, 2011, we had hedged approximately 55% of our next 12 months of projected diesel fuel purchases at prices ranging from $2.94 to $3.83 per gallon at a weighted-average price of $3.52. We are not currently utilizing hedge accounting for any active diesel fuel derivatives.

Balance Sheet and Statement of Operations Information
The fair value of derivatives at March 31, 2011 and June 30, 2010 is summarized in the following table:

		Asset Derivatives		Liability Derivatives
		Fair Value	Fair Value	Fair Value	Fair Value
		at Mar. 31,	at June 30,	at Mar. 31,	at June 30,
	Balance Sheet Location	2011	2010	2011	2010
Derivatives designated as hedging instruments under U.S. GAAP:
Interest rate swaps	Accrued expenses and other	$—	$—	$309	$245

Total derivatives designated as hedging instruments under U.S. GAAP		$—	$—	$309	$245

Derivatives not designated as hedging instruments under U.S. GAAP:
Diesel fuel swaps (gross) (1)	Prepaid expenses and other	$2,195	$169	$—	$—
Diesel fuel swaps (gross) (1)	Accrued expenses and other	—	—	—	166

Total derivatives not designated as hedging instruments under U.S. GAAP		$2,195	$169	$—	$166

Total derivatives		$2,195	$169	$309	$411

(1)	The fair values of asset and liability derivatives with the same counterparty are netted on the balance sheet.

The effects of derivative instruments on the condensed consolidated statements of operations for the three and nine months ended March 31, 2011 and 2010 are summarized in the following tables:
Derivatives designated as cash flow hedging instruments under U.S. GAAP:

					Location of Loss	Amount of Loss
	Amount of Gain (Loss)				Reclassified from	Reclassified from
	Recognized in OCI				Accumulated OCI into	Accumulated OCI into
	(Effective Portion)				Earnings	Earnings
For the Three Months Ended March 31,	2011		2010			2011		2010
Interest rate swaps	$28	*	$—		Interest expense	$(51	)*	$—

Totals	$28	*	$—			$(51	)*	$—

For the Nine Months Ended March 31,	2011		2010			2011		2010
Interest rate swaps	$(46)	*	$1,109	*	Interest expense	$(152	)*	$(1,068	)*

Totals	$(46)	*	$1,109	*		$(152	)*	$(1,068	)*

*	Net of tax
Derivatives not designated as cash flow hedging instruments under U.S. GAAP:

	Location of Gain
	Recognized in	Amount of Gain Recognized in
	Earnings	Earnings
For the Three Months Ended March 31,		2011	2010
Diesel fuel swaps	Cost of operations	$1,387	$232

Total		$1,387	$232

For the Nine Months Ended March 31,		2011	2010
Diesel fuel swaps	Cost of operations	$2,192	$927

Total		$2,192	$927

Accumulated OCI
For the interest rate swaps, the following table summarizes the net derivative gains or losses, net of taxes, recorded into accumulated OCI and reclassified to loss for the periods indicated below.

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Net accumulated derivative loss deferred at beginning of period	$(216)	$(2,031)	$(142)	$(9,438)
Changes in fair value	(23)	—	(198)	—
Reclassification to net income (loss)	51	—	152	1,109

Net accumulated derivative loss deferred at end of period	$(188)	$(2,031)	$(188)	$(8,329)

The estimated net amount of the existing losses in OCI at March 31, 2011 expected to be reclassified into net income (loss) over the next twelve months is approximately $150. This amount was computed using the fair value of the cash flow hedges at March 31, 2011 and will differ from actual reclassifications from OCI to net income (loss) during the next twelve months.
For the three and nine months ended March 31, 2011 and 2010, respectively, there were no reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.
6. Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows for the periods presented:

	For the Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$620	$(2,031)
Change in fair value of interest rate cash flow hedges, net of income taxes of $18	28	—

Comprehensive income (loss)	$648	$(2,031)

	For the Nine Months Ended
	March 31,
	2011	2010
Net loss	$(649)	$(9,438)
Change in fair value of interest rate cash flow hedges, net of income taxes of ($25) and $711, respectively	(46)	1,109

Comprehensive loss	$(695)	$(8,329)

7. Fair Value
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
As of March 31, 2011, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge a portion of our diesel fuel costs and our exposure to interest rate fluctuations. These derivative instruments currently consist of swaps only. See Note 5 for further information on our derivative instruments and hedging activities.

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
At March 31, 2011 and June 30, 2010, the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

	March 31,
Description	2011	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$2,195	$—	$2,195	$—
Liability:
Interest rate swap agreements	(309)	—	(309)	—

Total	$1,886	$—	$1,886	$—

Description	June 30, 2010	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$3	$—	$3	$—
Liability:
Interest rate swap agreements	(245)	—	(245)	—

Total	$(242)	$—	$(242)	$—

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
8. Stock-Based Compensation
Compensation expense related to stock-based compensation plans was $973 and $1,209 for the three months ended March 31, 2011 and March 31, 2010, respectively, and $2,991 and $3,514 for the nine months ended March 31, 2011 and March 31, 2010, respectively. The income tax benefit recognized for stock-based compensation arrangements was $380 and $472 for the three months ended March 31, 2011 and March 31, 2010, respectively, and $1,169 and $1,373 for the nine months ended March 31, 2011 and March 31, 2010, respectively.

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
In assessing the value of deferred tax assets, the Company considers whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provides a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value, if applicable. The Company has concluded that no valuation allowance is required for deferred tax assets at March 31, 2011 and June 30, 2010, respectively.
Effective income tax rates of 35.5% and 37.8% for the three months ended March 31, 2011 and March 31, 2010, respectively, and 34.4% and 38.1% for the nine months ended March 31, 2011 and March 31, 2010, respectively, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes.
10. Earnings (Loss) Per Share
The following table sets forth the calculations of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Basic:
Net income (loss)	$620	$(2,031)	$(649)	$(9,438)

Weighted average common shares	33,446	33,149	33,368	33,119

Basic earnings (loss) per share	$0.02	$(0.06)	$(0.02)	$(0.28)

Diluted:
Net income (loss)	$620	$(2,031)	$(649)	$(9,438)

Weighted average common shares	33,446	33,149	33,368	33,119
Potential common stock arising from stock options and restricted stock	592	—	—	—

Weighted average common shares — diluted	34,038	33,149	33,368	33,119

Diluted earnings (loss) per share	$0.02	$(0.06)	$(0.02)	$(0.28)

Outstanding options and restricted stock awards equivalent to 1,949 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2011 because their effect would have been anti-dilutive.
All outstanding options and restricted stock awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2010 and the nine months ended March 31, 2011 and 2010, respectively, because their effect would have been anti-dilutive.

11. Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update for business combinations. This standards update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (July 1, 2011 for Pike). Early adoption is permitted. The adoption of this new guidance will not have a significant impact on our consolidated financial statements.
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
Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of March 31, 2011, we had $159,795 in surety bonds outstanding and we also had provided collateral in the form of letters of credit to sureties in the amount of $2,000. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Electric Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.
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
Indemnities
We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of March 31, 2011, we were not aware of circumstances that would lead to future indemnity claims against us for material amounts in connection with these indemnity obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended June 30, 2010. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Uncertainty of Forward-Looking Statements and Information” below in this Item 2 and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
Overview
We are one of the largest providers of energy solutions for investor-owned, municipal and co-operative utilities in the United States. Since our founding in 1945, we have evolved from a specialty non-unionized contractor focused on the electric distribution sector in the southeastern United States to a leading turnkey energy solutions provider throughout the United States with diverse capabilities servicing over 200 electric utilities, including American Electric Power Company, Inc., Dominion Resources, Inc., Duke Energy Corporation, Duquesne Light Company, E.On AG, Florida Power & Light Company, Los Angeles Department of Water and Power, PacifiCorp, Progress Energy, Inc., and The Southern Company. Leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services for our customers, we believe our experienced management team has positioned us to benefit from the substantial long-term growth drivers in our industry.
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

Results of Operations
The following table sets forth selected statements of operations data as approximate percentages of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues:
Core services	89.5%	81.6%	94.5%	88.8%
Storm restoration services	10.5%	18.4%	5.5%	11.2%

Total	100.0%	100.0%	100.0%	100.0%
Cost of operations	89.3%	91.4%	89.6%	89.8%

Gross profit	10.7%	8.6%	10.4%	10.2%
General and administrative expenses	9.0%	9.9%	9.3%	10.0%
Loss on sale and impairment of property and equipment	0.0%	0.2%	0.2%	0.3%
Restructuring expenses	—	0.1%	—	2.3%

Income (loss) from operations	1.7%	(1.6%)	0.9%	(2.4%)
Interest expense and other, net	1.1%	1.1%	1.1%	1.6%

Income (loss) before income taxes	0.6%	(2.7%)	(0.2%)	(4.0%)
Income tax expense (benefit)	0.2%	(1.0%)	0.0%	(1.5%)

Net income (loss)	0.4%	(1.7%)	(0.2%)	(2.5%)

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Revenues. Revenues increased 27.2%, or $32.9 million, to $153.8 million for the three months ended March 31, 2011 from $120.9 million for the three months ended March 31, 2010.
Our core revenues increased 39.6% to $137.7 million for the three months ended March 31, 2011 from $98.6 million for the same period in the prior year. Our acquisition of Klondyke on June 30, 2010 provided $10.8 million in core revenues for the quarter ($5.0 million for substation, $1.0 million for transmission and $4.8 million for civil projects included in the overhead distribution and other category below). We recognized approximately $20.2 million in material procurement revenues ($18.6 million for engineering and substation, $1.3 million for transmission and $0.3 million for combined distribution) for the quarter ended March 31, 2011 compared to approximately $3.8 million ($3.2 million for engineering and substation, $0.4 million for transmission and $0.2 million for combined distribution) for the same period in the prior year. The material procurement revenues above are approximations, as certain material procurement services are provided as a portion of larger fixed-price projects, in which we recognize project revenues using the percentage-of-completion method.
The following table contains information on core revenue and percentage changes by category for the periods indicated:

	Three Months Ended
	March 31,
Category of Core Revenue	2011	2010	% Change
Overhead distribution and other	$67.9	$51.2	32.5%
Underground distribution	14.8	14.6	1.3%
Transmission	17.5	16.3	7.5%
Engineering and substation	37.5	16.5	127.0%

Total	$137.7	$98.6	39.6%

•	Distribution Revenues. Our combined revenues for overhead and underground distribution services increased 25.3% from the prior year, primarily due to a general increase in demand for overhead distribution maintenance coupled with the addition of Klondyke. Distribution revenues were also positively impacted by less storm restoration revenues compared to the same period in the prior year, as storm restoration work generally diverts man-hours from core work, which had decreased core revenues in the prior year. Underground maintenance experienced a smaller level of quarter-over-quarter growth and demand for underground distribution remains depressed due to the weak market for new residential housing.
•	Transmission Revenues. Transmission revenues increased 7.5% from the prior year, primarily due to the timing of certain projects that have started in the southeast United States, increased material procurement revenues and the addition of Klondyke. We expect our transmission revenues to continue to increase year-over-year, but revenues may vary period to period due to the timing of work on significant projects.
•	Engineering and Substation Revenues. Engineering and substation revenues increased 127.0% from the prior year, primarily due to material procurement services, including for the VC Summer project, along with the addition of Klondyke. Our engineering and substation services continue to produce increased revenues, and we expect that trend to continue in the foreseeable future. However, engineering and substation revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues.
Our storm restoration revenues decreased 27.7% to $16.1 million for the three months ended March 31, 2011 from $22.3 million for the same period in the prior year due to fewer severe storms. Storm restoration revenues during both periods primarily included work resulting from winter storm events. Our storm restoration revenues are highly volatile and unpredictable.
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
Gross Profit. Gross profit increased 57.3% to $16.4 million for the three months ended March 31, 2011 from $10.4 million for the three months ended March 31, 2010. Gross profit as a percentage of revenues increased to 10.7% for the three months ended March 31, 2011 from 8.6% for the three months ended March 31, 2010. Gross profit for the quarter ended March 31, 2011 was aided by more business volume, including the overhead distribution business, which provided improved leverage to fixed costs. In addition, gross profit for the quarter ended March 31, 2010 was negatively impacted by $1.5 million in environmental charges and significant crew start-up costs.
General and Administrative Expenses. General and administrative expenses increased 15.0% to $13.8 million for the three months ended March 31, 2011 from $12.0 million for the three months ended March 31, 2010. As a percentage of revenues, general and administrative expenses decreased to 9.0% for the three months ended March 31, 2011 from 9.9% for the same period in the prior year. The increase in general and administrative expenses was primarily due to the approximately $0.8 million of overhead costs related to Klondyke, which was acquired on June 30, 2010. International and domestic business development activities also contributed to the increase in general and administrative expenses.
Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment was approximately $0 for the three months ended March 31, 2011 compared to $0.2 million for the three months ended March 31, 2010. The level of losses is affected by several factors, including the timing of the continued replenishment of aging, damaged or excess fleet equipment, and conditions in the market for used equipment. We continually evaluate the depreciable lives and salvage values of our equipment.
Interest Expense and Other, Net. Interest expense and other, net increased 14.8% to $1.6 million for the quarter ended March 31, 2011 from $1.4 million for the quarter ended March 31, 2010. This increase was primarily due to increased settlement costs related to interest rate swaps and increased amortization of deferred loan costs. See Note 5 of Notes to Condensed Consolidated Financial Statements for full details of derivative instruments, including interest rate swaps.

Income Tax Expense or Benefit. The income tax expense was $0.3 million for the three months ended March 31, 2011 compared to an income tax benefit of $1.2 million for the three months ended March 31, 2010. The effective tax rate was 35.5% and 37.8% for the three months ended March 31, 2011 and March 31, 2010, respectively.
Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010
Revenues. Revenues increased 12.5%, or $47.8 million, to $431.1 million for the nine months ended March 31, 2011 from $383.3 million for the nine months ended March 31, 2010.
Our core revenues increased 19.6% to $407.3 million for the nine months ended March 31, 2011 from $340.6 million for the same period in the prior year. Our acquisition of Klondyke on June 30, 2010 provided $23.4 million in core revenues for the first nine months of fiscal 2011 ($10.4 million for substation, $4.4 million for transmission and $8.6 million for civil projects included in the overhead distribution and other category below). We recognized approximately $45.0 million in material procurement revenues ($39.0 million for engineering and substation, $5.1 million for transmission and $0.9 million for combined distribution) for the nine months ended March 31, 2011 compared to approximately $17.4 million ($14.7 million for engineering and substation, $0.9 million for transmission and $1.8 million for combined distribution) for the same period in the prior year. The material revenues above are approximations, as certain material procurement services are provided as a portion of larger fixed-price projects, in which we recognize project revenues using the percentage-of-completion method.
The following table contains information on core revenue and percentage changes by category for the periods indicated:

	Nine Months Ended
	March 31,
Category of Core Revenue	2011	2010	% Change
Overhead distribution and other	$209.1	$185.1	12.9%
Underground distribution	48.1	46.9	2.5%
Transmission	60.8	51.7	17.5%
Engineering and substation	89.3	56.9	57.0%

Total	$407.3	$340.6	19.6%

•	Distribution Revenues. Our combined revenues for overhead and underground distribution services increased 10.7% from the prior year, primarily due to a general increase in demand for overhead distribution maintenance during the period coupled with the addition of Klondyke. Distribution revenues were also positively impacted by less storm restoration revenues compared to the same period in the prior year, as storm restoration work generally diverts man-hours from core work, which had decreased core revenues in the prior year. Underground maintenance experienced a smaller level of period-over-period growth and demand for underground distribution remains depressed due to the weak market for new residential housing.
•	Transmission Revenues. Transmission revenues increased 17.5% from the prior year, primarily due to the timing of certain projects that have started in the southeast United States, increased material procurement revenues and the addition of Klondyke. We expect our transmission revenues to continue to increase year-over-year, but revenues may vary period to period due to the timing of work on significant projects.
•	Engineering and Substation Revenues. Engineering and substation revenues increased 57.0% increase from the prior year, primarily due to material procurement services, including for the VC Summer project, along with the addition of Klondyke. Our engineering and substation services continue to produce increased revenues, and we expect that trend to continue in the foreseeable future. However, engineering and substation revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues.

Our storm restoration revenues decreased 44.3% to $23.8 million for the nine months ended March 31, 2011 from $42.7 million for the same period in the prior year due to fewer severe storms. Storm restoration revenues during both periods primarily included work resulting from various winter storm events, as we experienced minimal storm work from tropical storms and hurricanes for both periods. Our storm restoration revenues are highly volatile and unpredictable.
Gross Profit. Gross profit increased 14.6% to $44.8 million for the nine months ended March 31, 2011 from $39.1 million for the nine months ended March 31, 2010. Gross profit as a percentage of revenues increased to 10.4% for the nine months ended March 31, 2011 from 10.2% for the nine months ended March 31, 2010. Gross profit for the nine months ended March 31, 2011 was aided by more business volume, including the overhead distribution business, which provided improved leverage to fixed costs. In addition, gross profit for the nine months ended March 31, 2010 was negatively impacted by $3.2 million in environmental charges.
General and Administrative Expenses. General and administrative expenses increased 4.8% to $40.1 million for the nine months ended March 31, 2011 from $38.3 million for the nine months ended March 31, 2010. As a percentage of revenues, general and administrative expenses decreased to 9.3% from 10.0%. The increase in general and administrative expenses was primarily due to the approximately $2.7 million of overhead costs related to Klondyke, which was acquired on June 30, 2010. International and domestic business development activities also contributed to the increase in general and administrative expenses. Partially offsetting the increase was a $0.7 million decrease in compensation-related expense and a $0.5 million decrease in stock-based compensation expense.
Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment was $0.6 million for the nine months ended March 31, 2011 compared to $1.2 million for the nine months ended March 31, 2010. The level of losses is affected by several factors, including the timing of the continued replenishment of aging, damaged or excess fleet equipment, and conditions in the market for used equipment. We continually evaluate the depreciable lives and salvage values of our equipment.
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
We recorded a pre-tax restructuring charge related to these measures of $9.0 million ($5.5 million or $0.17 per diluted share on an after-tax basis) for the nine months ended March 31, 2010, comprised of $1.0 million for severance and other termination benefits and an $8.0 million non-cash writedown of fleet and other fixed assets to be disposed.
Interest Expense and Other, Net. Interest expense and other, net decreased 13.7% to $5.1 million for the nine months ended March 31, 2011 from $5.9 million for the nine months ended March 31, 2010. This decrease was primarily due to reduced settlement costs related to interest rate swaps and reduced debt balances, partially offset by increased amortization of deferred loan costs. See Note 5 of Notes to Condensed Consolidated Financial Statements for full details of derivative instruments, including interest rate swaps.
Income Tax Benefit. The income tax benefit was $0.3 million and $5.8 million for the nine months ended March 31, 2011 and March 31, 2010, respectively. The effective tax rate was 34.4% and 38.1% for the nine months ended March 31, 2011 and March 31, 2010, respectively.
Liquidity and Capital Resources
Our primary cash needs have been for working capital, capital expenditures, payments under our senior credit facility and acquisitions. Our primary source of cash for the nine months ended March 31, 2011 and 2010 was cash provided by operations.

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
As of March 31, 2011, our cash totaled $11.8 million and we had $89.4 million available under the $115.0 million revolving portion of our senior credit facility (after giving effect to the outstanding balance of $25.6 million of standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our senior credit facility, which are described below. We anticipate refinancing our senior credit facility during late fiscal 2011 or early fiscal 2012.
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
Changes in Cash Flows:

	Nine Months Ended
	March 31,
	2011	2010
	(In millions)
Net cash provided by operating activities	$26.9	$18.4
Net cash used in investing activities	$(9.6)	$(7.8)
Net cash used in financing activities	$(16.6)	$(2.7)
Net cash provided by operating activities increased to $26.9 million for the nine months ended March 31, 2011 from $18.4 million for the nine months ended March 31, 2010. The increase in cash provided by operating activities was primarily related to the $8.8 million improvement in net income (loss).
We are currently paying the commercial insurance carrier that administers our partially self-insured individual workers’ compensation, vehicle and general liability insurance programs retrospective premium payment adjustments of $5.2 million in four equal, monthly installments that began in February 2011. Net cash provided by operating activities includes payments of $2.6 million of retrospective insurance premium payments to the commercial insurance carrier for the three months ended March 31, 2011. These payments are included in changes in insurance and claims accruals. Retrospective adjustments have historically been prepared annually on a “paid-loss” basis by our commercial insurance carrier. The last retrospective premium payment adjustment from our commercial insurance carrier resulted in a refund to Pike of approximately $0.2 million that was received during December 2009.
Net cash used in investing activities increased to $9.6 million for the nine months ended March 31, 2011 from $7.8 million for the nine months ended March 31, 2010. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.

Net cash used in financing activities increased to $16.6 million for the nine months ended March 31, 2011 from $2.7 million for the nine months ended March 31, 2010. Financing activities for the nine months ended March 31, 2011 included $15.5 million of term loan payments and $1.0 million of fees associated with an amendment to our senior credit facility. Our cash used in financing activities during the nine months ended March 31, 2010 was primarily related to $2.8 million of fees associated with the July 29, 2009 closing of our senior credit facility.
EBITDA U.S. GAAP Reconciliation
EBITDA is a non-U.S.GAAP financial measure that represents the sum of net income (loss), income tax expense (benefit), interest expense, depreciation and amortization. EBITDA is used internally when evaluating our operating performance and allows investors to make a more meaningful comparison between our core business operating results on a consistent basis over different periods of time, as well as with those of other similar companies. Management believes that EBITDA, when viewed with our results under U.S. GAAP and the accompanying reconciliation, provides additional information that is useful for evaluating the operating performance of our business without regard to potential distortions. Additionally, management believes that EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA has limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP, such as net loss or cash flow from operating activities, as indicators of operating performance or liquidity. This non-U.S. GAAP measure excludes certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below provides a reconciliation between net income (loss) and EBITDA.

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(In millions)		(In millions)
Net income (loss)	$0.6	$(2.0)	$(0.6)	$(9.4)

Adjustments:
Interest expense	1.6	1.4	5.1	6.1
Income tax expense (benefit)	0.3	(1.2)	(0.3)	(5.8)
Depreciation and amortization	9.4	8.5	28.5	26.8

EBITDA	$11.9	$6.7	$32.7	$17.7

EBITDA increased 76.3% to $11.9 million for the three months ended March 31, 2011 from $6.7 million for the three months ended March 31, 2010. EBITDA increased 84.7% to $32.7 million for the nine months ended March 31, 2011 from $17.7 million for the nine months ended March 31, 2010. EBITDA for the nine months ended March 31, 2010 was negatively impacted by a $9.0 million pre-tax restructuring charge, comprised of $1.0 million for severance and other termination benefits and an $8.0 million non-cash writedown of fleet and other fixed assets.
Senior Credit Facility
As of March 31, 2011, we had $99.0 million of term loans outstanding under our senior credit facility. As of March 31, 2011, our borrowing availability under the $115.0 million revolving portion of our senior credit facility was $89.4 million (after giving effect to the outstanding balance of $25.6 million of outstanding standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our senior credit facility, which are discussed below. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than Pike Electric, LLC, which is a borrower under the facility) and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, Pike Electric, LLC and each of our other subsidiaries, subject to limited exceptions.

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
Our senior credit facility contains a number of other affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and other restricted payments. Under our senior credit facility, we are permitted to incur maximum capital expenditures of $70.0 million in fiscal 2011 and in any fiscal year thereafter, subject to a one year carry-forward of 50% of the unused amount from the previous fiscal year. In addition, our senior credit facility includes a requirement that we maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our senior credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.25 on June 30, 2011 and thereafter, and (ii) a cash interest coverage ratio, which is the ratio of adjusted EBITDA (as defined in our senior credit facility; measured on a trailing four-quarter basis) to cash interest expense (measured on a trailing four-quarter basis) of at least 3.5 to 1.0 as of the last day of each fiscal quarter. We were in compliance with all of our debt covenants as of March 31, 2011, including those noted above, with a leverage ratio of 2.39 to 1.00 and a cash interest coverage ratio of 9.20 to 1.00. We anticipate refinancing our senior credit facility during late fiscal 2011 or early fiscal 2012. This refinancing will result in a non-cash charge of approximately $2.0 million related to unamortized deferred loan costs.
We repaid $15.5 million of term loans outstanding under our senior credit facility during the nine months ended March 31, 2011 with cash provided by operations and cash on hand.
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
Letters of Credit
Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. We use the revolving portion of our senior credit facility to issue letters of credit. As of March 31, 2011, we had $25.6 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes. Our ability to obtain letters of credit under the revolving portion of our senior credit facility is conditioned on our continued compliance with the affirmative and negative covenants of our senior credit facility.
Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of March 31, 2011, we had $159.8 million in surety bonds outstanding, and we also had provided collateral in the form of a letter of credit to sureties in the amount of $2.0 million, which is included in the total letters of credit outstanding above. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.
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

Uncertainty of Forward-Looking Statements and Information
This Quarterly Report on Form 10-Q, as well as information included in future filings by Pike Electric Corporation with the Securities and Exchange Commission (the “SEC”) and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, certain “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such “forward-looking statements” include information relating to, among other matters, our future prospects, developments and business strategies for our operations. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company and the industry in which we operate and management’s beliefs and assumptions. Words such as “may,” “will,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “potential,” “project,” “continue,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among others, statements relating to:
•	our expectation that the Tanzanian powerline projects will utilize our engineering, procurement and construction capabilities, that distribution construction work on the project will begin during the fourth quarter of fiscal 2011 and that work on the project will continue through the second quarter of fiscal 2013;
•	our expectation that the goodwill recognized in our acquisition of Klondyke will be amortizable for tax purposes;
•	our expectation that substantially all the assets held for sale at March 31, 2010 will be sold during the next twelve months;
•	our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial position or cash flows;
•	our expectation that our engineering and substation services will continue to produce increased revenues in the foreseeable future;
•	our expectation that our transmission revenues will continue to increase year-over-year;
•	our expectation that current volatility in the capital markets will not have a material impact on the principal amounts of our cash investments;
•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our senior credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future;

•	our expectation that our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance and our belief that this is subject to a certain extent on general economic, financial, competitive, legislative, regulatory and other factors beyond our control;
•	the possibility that if we fail to comply with the covenants contained in our senior credit facility, we may be unable to access the revolving portion of our senior credit facility upon which we depend for letters of credit and other short-term borrowings and that this would have a negative impact on our liquidity and could require us to obtain alternative short-term financing;
•	our belief that if we pursue any material acquisitions in the foreseeable future we may need to finance this activity through additional equity or debt financing;
•	our belief that it is unlikely that any material claims will be made under a letter of credit in the foreseeable future;
•	our belief that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future;
•	our expectation that our gross profit and operating income (loss) would be negatively affected if diesel prices rise due to additional costs that we may not fully recover through increases in prices to customers;
•	our expectation that the net amount of the existing losses in OCI at March 31, 2010 reclassified into net income (loss) over the next twelve months will be approximately $150,000;

•	our belief that any potential underfunded liability related to one or more multi-employer pension plans in which Klondyke is a participant would not have a material adverse effect on our results of operations, financial position or cash flows;
•	our belief that we will be in compliance with the financial covenants of our senior credit facility for the remainder of the term of such facility; and
•	our anticipation that we will refinance our senior credit facility during late fiscal 2011 or early fiscal 2012.
These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances, and involve risks and uncertainties that may cause actual future activities and results of operations to be materially different from historical or anticipated results. Factors that could impact those differences or adversely affect future periods include, but are not limited to, the factors set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
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
Evaluation of Disclosure Controls and Procedures
Our management has established and maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PIKE ELECTRIC CORPORATION
(Registrant)

Date: May 10, 2011	By:	/s/ J. Eric Pike
Chairman, Chief Executive Officer and President

Date: May 10, 2011	By:	/s/ Anthony K. Slater
Executive Vice President and Chief Financial Officer