Form 10-K
period 2011-06-30
Pike Electric CORP
filed 2011-09-06
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2011
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
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2010, was approximately $155,398,266 based on the closing sales price of the common stock on such date as reported on the New York Stock Exchange.
The number of shares of the Registrant’s common stock outstanding as of August 31, 2011 was 34,685,284.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent described herein.

PIKE ELECTRIC CORPORATION
Annual Report on Form 10-K for the year ended June 30, 2011
Index
Items

PART I

ITEM 1.	BUSINESS
Overview
Pike Electric Corporation was founded by Floyd S. Pike in 1945 and later incorporated in North Carolina in 1968. We reincorporated in Delaware on July 1, 2005, in connection with our July 2005 initial public offering (“IPO”). We are headquartered in Mount Airy, North Carolina. Our common stock is traded on the New York Stock Exchange under the symbol “PIKE.”
We are one of the largest providers of energy solutions for investor-owned, municipal and co-operative utilities in the United States. Since our founding in 1945, we have evolved from our roots as a specialty non-unionized contractor for electric utilities focused on the distribution sector in the Southeastern United States to a national, leading turnkey energy solutions provider with diverse capabilities servicing over 200 private, municipal, and cooperative electric utilities, such as American Electric Power Company, Inc., Dominion Resources, Inc., Duke Energy Corporation, Duquesne Light Company, E.On AG, Florida Power & Light Company, Progress Energy, Inc., and The Southern Company. Leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utilities customers, we believe our experienced management team has positioned us to benefit from the substantial long term growth drivers in our industry.
Over the past three years, we have reshaped our business platform and territory significantly from being a distribution construction company based primarily in the southeastern United States to a national energy solutions provider. We have accomplished this through organic growth and strategic acquisitions of companies with complementary service offerings and geographic footprints. Our acquisition of Shaw Energy Delivery Services, Inc. on September 1, 2008 expanded our operations into engineering, design, procurement and construction management services, including in the renewable energy arena, and significantly enhanced our substation and transmission construction capabilities. This acquisition also extended our geographic presence across the continental United States. Our acquisition of Facilities Planning & Siting, PLLC on June 30, 2009 enabled us to provide siting and planning services to our customers which positions us to be involved at the conceptual stage of our customers’ projects. On June 30, 2010, we acquired Klondyke Construction LLC (“Klondyke”), based in Phoenix, Arizona, which complemented our engineering and design capabilities with construction services related to substation, transmission, and renewable energy infrastructure and on August 1, 2011, we acquired Pine Valley Power, Inc. (“Pine Valley”), based in Bluffdale, Utah, further strengthening our substation, transmission, distribution, and geothermal construction service capabilities in the Western U.S. We believe our acquisitions of Klondyke and Pine Valley allow us to continue to expand our engineering, procurement and construction (“EPC”) services in the Western portion of the United States and better compete in markets with unionized workforces. In addition, we recently began pursuing international opportunities and we were awarded a contract to construct 500 miles of distribution line in Tanzania.

Our comprehensive suite of energy solutions now includes siting, permitting, engineering, designing, planning, constructing, maintaining and repairing power delivery systems, including renewable energy projects, all as further described in the table below:

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
We believe there are significant opportunities for our business and the services we provide due to the following factors:
Required Future Investment in Transmission and Distribution Infrastructure. Long-term increases in electricity demand, the increasing age of United States electricity infrastructure due to historically insufficient investment and geographic shifts in population have stressed the current electricity infrastructure and increased the need for maintenance, upgrades and expansion. Further, current federal legislation requires the power industry to meet federal reliability standards for its transmission and distribution systems. According to North American Electric Reliability Corporation, transmission circuit miles will increase by 9% by 2019. Additionally, we believe there is significant demand for first or second generation build-out of electricity infrastructure in developing countries. While the United States infrastructure is characterized by its maturity and need for maintenance, we believe certain developing countries suffer from inefficient infrastructure or a lack of infrastructure altogether. As a result, we believe these markets present opportunities for companies, such as ourselves, with scale, sophistication and size to utilize their skills and equipment in productive and profitable projects.
Expanded Development of Energy Sources. We expect to benefit from the development of new sources of electric power generation. Twenty-nine states and Washington, D.C. have adopted mandatory Renewable Portfolio Standards (“RPS”), programs that require a certain percentage of electric power come from renewable sources, and five other states have enacted non-binding RPS-like goals. Several of the provisions of the American Recovery and Reinvestment Act of 2009 (“ARRA”) include incentives for investments in renewable energy, energy efficiency and related infrastructure. According to North American Electric Reliability Corporation, approximately 60% of all new power sources to be added to the bulk power system by 2019 will come from wind and solar. The future development of renewable energy sources, as well as new traditional power generation facilities such as nuclear power, will require incremental transmission and substation infrastructure to transport power to demand centers.
Increased Outsourcing of Infrastructure Services. Due to cost control initiatives, the ability to improve service levels and aging workforce trends, utilities have increased the outsourcing of their electricity infrastructure maintenance and construction services needs. We believe that a majority of utility infrastructure services are still conducted in-house and that our customers, especially investor-owned electric utilities, will expand outsourcing of utility infrastructure services over time. Outsourced service providers are often able to provide the same services at a lower cost because of their specialization, larger scale and ability to better utilize their workforce and equipment across a larger geographic footprint.
Our Growth Strategy
Our growth strategy is to expand our broad service offerings across existing and new customers both in the United States as well as internationally. The key elements of the strategy include:
Leverage Existing Customer Relationships to Cross-Sell Our Services. As a leading energy solutions provider, we have turnkey capabilities ranging from planning and siting to engineering and design to construction. We believe growth in our markets will be driven by bundling services and marketing these offerings to our large and extensive customer base and new customers. By offering these services on a turnkey basis, we believe we enable our customers to achieve economies and efficiencies over traditional unbundled services. We believe this should ultimately lead to an expansion of our market share across our existing customer base and provide us the credibility to secure opportunities from new customers. Our recent receipt of an eight year EPC transmission job worth approximately $275 million for a South Carolina nuclear facility highlights our ability to deliver a wide range of services and win new contracts.

Capitalize Upon the Substantial Expected Spend in Our Markets. We believe that the United States power system and network reliability will require significant future upkeep given the postponement of maintenance spending in recent years due to the difficult economic conditions, which we expect will drive demand for our services. We believe our leading position in the markets we service will enable us to capitalize on increases in demand for our services.
Strong Platform to Participate in the Continued Consolidation of the Energy Solutions Market in the United States. The domestic competitive landscape in our industry includes only a few other large companies that offer a broad spectrum of energy solutions services while the vast majority of our competitors and other market participants are local and regional firms offering only a limited number of services. We believe our existing and potential customers desire a deeper range of service offerings on an ever-increasing scale. Consequently, we believe our broad platform of service offerings will enable us to acquire additional market share and further penetrate our existing markets.
In addition, we believe our broad platform of service offerings will be attractive to local and regional firms looking to consolidate with a larger company offering a more diversified and complete set of services. We have a successful history of identifying and integrating acquisitions. For example:
•	in September 2008, we acquired Shaw Energy Delivery Services, Inc., which expanded our operations into engineering, design, procurement and construction management services, including in the renewable energy arena, significantly enhanced our substation and transmission construction capabilities, and further extended our geographic presence across the United States;

•	in June 2009, we acquired Facilities Planning & Siting, PLLC, which allows us to provide siting and planning services to our customers which positions us to be involved at the conceptual stage of their projects;

•	in June 2010, we acquired Klondyke, which expanded our construction capabilities into the Southwest United States and provides us the capability to provide EPC services to our customers in the Western United States and to compete in unionized labor markets; and

•	in August 2011, we acquired Pine Valley, which expanded our construction capabilities into the Western United States and, when coupled with Klondyke, provides us depth and experience in the T&D construction market in the Western U.S. and leverages our EPC offering to our customers.
Apply our Expertise to International Markets. We currently are pursuing international opportunities, both individually and through strategic partnerships. We believe that our reputation and experience combined with our broad range of services allows us to opportunistically bid on attractive international projects. For example, in August 2010, we won our first international EPC contract of approximately $18 million to construct 500 miles of distribution line in Tanzania over what we believe will be the next 1.5 years. Planning and siting for this project are substantially complete, engineering and design work is under way, and construction began in July 2011. This project is supported by United States government commitments and guarantees. We believe there will be other large and financially attractive projects to pursue in international markets over the next few years as developing regions including Africa install or develop their electric infrastructure.

Competitive Strengths
We believe that we have a unique and strong competitive position in the markets in which we operate resulting from a number of factors including:
Leading Provider of Energy Solutions. We believe that we are one of only a few companies offering a broad spectrum of energy solutions that our current and prospective customers increasingly demand. We differentiate ourselves from many of our competitors based on the size and scale of our turnkey capabilities, from planning and siting to engineering and design to construction and maintenance. With these capabilities, we can satisfy almost all customer project requirements from inception to commission. The ability to perform planning, siting, permitting, engineering, construction, and commissioning with in-house resources provides us better control of schedule, cost, and quality. In addition, most of our engineering and construction personnel have extensive electrical infrastructure design and operating experience.
Attractive, Contiguous Presence in Key Geographic Markets. We operate in a contiguous geographic market covering 43 states for siting and engineering and 32 states for construction services. Over the long-term, our markets have exhibited strong population growth and increases in electricity consumption, which have increased demand for our services. Moreover, the contiguous nature of our service territory provides us with significant operating efficiency and flexibility in responding to our customers’ needs across our full range of energy solutions. Our extensive network of offices enables us to deliver our services in most key markets of the United States and enhances our opportunity to expand our customer reach. In addition, we believe our customized, well maintained and extensive fleet and experienced crews provide us with a competitive advantage in our ability to service our customers and respond rapidly to storm restoration opportunities. These attributes enable us to effectively deploy our fleet resources of over 4,700 pieces of motorized equipment across our national footprint, unlike many of our competitors who lack such resources.
Long-Standing Relationships Across a High-Quality Customer Base. We have a diverse customer base with broad geographic presence throughout the United States that includes over 200 investor-owned, municipal and co-operative electric utilities, such as American Electric Power, Dominion, Duke Energy, Duquesne Light, E.On AG, Florida Power & Light, PacifiCorp, Progress Energy, and The Southern Company. Many of our customer relationships extend for more than 25 years. We believe these important relationships provide us an advantage in competing for their business and developing new clients.
Outsourced Services-Based Business Model. We provide vital services to investor-owned, municipal and co-operative electric utilities, the vast majority of which are provided under long-term master services agreements (MSAs) with our customers. Over time, many of our customers have increased their reliance on outsourcing the maintenance and improvement of their distribution and transmission systems to third-party service providers in an effort to more efficiently and cost effectively manage their core business. We believe this outsourcing trend will continue to be a key growth driver for the leading participants in our industry as electric utilities continue to focus more on their core competencies.
Recognized Leader in Storm Restoration Capabilities. Our construction footprint includes the areas of the U.S. power grid we believe are the most susceptible to damage caused by inclement weather, such as hurricanes and ice storms. Our contiguous geographic footprint enables us to work with our customers to secure the crews from non-affected areas and relocate them to the storm area quickly. Storm restoration services do not require dedicated storm teams “on call” or any additional storm-specific crew additions. Our flexible business strategy allows us to position crews where they are needed. We maintain a dedicated 24-hour Storm Center that acts as the single hub of command. Our storm restoration services often solidify existing customer relationships and create opportunities with new customers. Our storm restoration revenues vary significantly from year-to-year as shown in the table below.

	Storm		Storm Revenues
Fiscal	Restoration	Total	as a Percentage of
Year	Revenues	Revenues	Total Revenues
	(In millions)	(In millions)
2007	$53.2	$596.8	8.9%
2008	$49.4	$552.0	8.9%
2009	$152.9	$613.5	24.9%
2010	$46.6	$504.1	9.2%
2011	$64.5	$593.9	10.9%

The following table sets forth certain information related to selected storm mobilizations in recent years:

Selected Storm Mobilizations
		Approximate
		Number of
		Employees
Storm (States Affected)	Fiscal Year	Mobilized

Hurricanes / Tropical Storms / Other
April Tornadoes (TX, OK, AR, LA, MS, AL, GA, TN, KY)	2011	1,750

Ike (TX, LA, AR, OH, KY)	2009	2,500

Gustav (LA, MS, AL)	2009	1,500

Fay (FL, AL, MS)	2008	900

Winter Storms
February Winter Storm (IN, OH, PA, VA, MD, Dist. of Columbia, LA, TX)	2011	1,200

January Winter Storm (VA, WV, Dist. of Columbia, MD)	2011	600

Winter Storm (TX, OK, GA, SC, NC, VA, WV, MD, OH, PA)	2010	1,800

Winter Storm (KY, NC, VA, TN, WV)	2010	1,350

Winter Storm (IN, KY, MO, OH)	2009	2,200

Ice Storm (OK)	2008	1,350

Ice Storm (MO)	2007	1,500
Experienced Operations Management Team with Extensive Relationships. Our operations management team and its members have served in a variety of roles and senior positions with us, our customers and our competitors. We believe that our management team’s deep industry knowledge, experience and relationships extend our operating capabilities, improve the quality of our services, facilitate access to clients and enhance our strong reputation in the industry. In addition, our management team has successfully integrated several acquisitions that have broadened our geographic footprint and expanded our energy solutions portfolio.
Types of Service Arrangements
For the fiscal year ended June 30, 2011, approximately 79% of our services were provided under master service agreements (“MSAs”) that cover transmission and distribution maintenance, upgrade and extension services, as well as some new construction services including engineering, siting and planning. The remaining 21% of our services were generated by fixed-price agreements. Work under MSAs is typically billed based on either hourly usage of labor and equipment or unit of work.
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

Customers
We are proud of the relationships we have built with our customers, some of which go back over 65 years to when our company was formed. We remain focused on developing and maintaining strong, long-term relationships with electric investor-owned, municipal and co-operative utilities. Our diverse customer base includes over 200 electric companies, with broad geographic national presence. Our top ten customers accounted for approximately 59%, 59%, and 56% of our revenues during fiscal 2011, 2010, and 2009, respectively. Duke Energy was our only customer that represented greater than 10% of our revenues during that time frame, with approximately 20%, 22%, and 20% for fiscal 2011, 2010, and 2009, respectively. The planned merger of Duke Energy and Progress Energy would further increase our customer concentration, where 26.4%, 29.1%, and 22.5% of our fiscal 2011, 2010, and 2009 revenues, respectively, were received from Duke Energy and Progress Energy together. Given the composition of the investor-owned, municipal and co-operative utilities in our geographic market, we expect that a substantial portion of our total revenues will continue to be derived from a limited group of customers. Furthermore, because the majority of our customers are well-capitalized, investment grade-rated electric utilities, we have historically experienced minimal bad debts.
Employees
At June 30, 2011, we employed approximately 4,600 full and part-time employees, of which approximately 4,000 were revenue producing and approximately 600 were non-revenue producing. Approximately 57 of our Klondyke employees are represented by a union or subject to collective bargaining agreements, requiring us to pay specified wages and provide certain benefits to these employees. We believe that our relationship with our employees is very good.
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
Equipment
As of June 30, 2011, our customized and extensive fleet consisted of over 4,700 pieces of motorized equipment with an average age of approximately seven years (measured as of June 2011) as compared to their range of useful lives from three to 18 years. We own the majority of our fleet and, as a result, believe we have an advantage relative to our competitors in our ability to mobilize, outfit and manage the equipment necessary to perform our construction work.
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

Proprietary Rights
We operate under a number of trade names, including Pike, Pike Electric, Pike Energy Solutions and Klondyke. We have obtained U.S. federal trademark registration for “Pike” and “Pike Electric” and have other federal trademark registrations and pending trademark and patent applications. We also rely on state and common law protection. We have invested substantial time, effort and capital in establishing the Pike name and believe that our trademarks are a valuable part of our business.
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
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. As of June 30, 2011, we have approximately $139.0 million in surety bonds outstanding and have provided collateral in the form of letters of credit to sureties in the amount of $2.0 million. We have never had to reimburse any of our sureties for expenses or outlays incurred under a performance or payment bond.
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
Environmental Matters
Our facilities and operations are subject to a variety of environmental laws and regulations which govern, among other things, the use, storage and disposal of solid and hazardous wastes, the discharge of pollutants into the air, land and water, and the cleanup of contamination. In connection with our truck fueling, maintenance, repair, washing and final-stage manufacturing operations, we use regulated substances such as gasoline, diesel and oil, and generate small quantities of regulated waste such as used oil, antifreeze, paint and car batteries. Some of our properties contain, or previously contained, aboveground or underground storage tanks, fuel dispensers, and/or solvent-containing parts washers. In the event we cause, or we or our predecessors have caused, a release of hazardous substances or other environmental damage, whether at our sites, sites where we perform our services, or other locations such as off-site disposal locations or adjacent properties, we could incur liabilities arising out of such releases or environmental damage. Although we have incurred in the past, and we anticipate we will incur in the future, costs to maintain environmental compliance and/or to address environmental issues, such costs have not had, and are not expected to have, a material adverse effect on our results of operations, cash flows or financial condition. Please see “Year Ended June 30, 2010 Compared to Year Ended June 30, 2009” from Management Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report for a discussion of expenses we incurred in fiscal 2010 in connection with the cleanup of certain petroleum related products on an owned property in Georgia.

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
Our business is subject to a variety of risks, including the risks described below. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected and we may not be able to achieve our goals. This Annual Report on Form 10-K also includes statements reflecting assumptions, expectations, projections, intentions, or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934 and should be read in conjunction with the section entitled “Forward-Looking Statements.”
The economic downturn and instability in the financial markets may adversely impact our customers’ future spending as well as payment for our services and, as a result, our operations and growth. The U.S. economy is still recovering from the recent recession, and growth in U.S. economic activity has slowed substantially. The financial markets also have not fully recovered. It is uncertain when these conditions will significantly improve. Stagnant or declining U.S. economic conditions have adversely impacted the demand for our services and resulted in the delay, reduction or cancellation of certain projects and may continue to adversely affect us in the future. Additionally, our customers may finance their projects through the incurrence of debt or the issuance of equity. The availability of credit remains constrained, and many of our customers’ equity values have not fully recovered from the negative impact of the recession. A reduction in cash flow or the lack of availability of debt or equity financing may continue to result in a reduction in our customers’ spending for our services and may also impact the ability of our customers to pay amounts owed to us, which could have a material adverse effect on our operations and our ability to grow at historical levels. A further reduction in customer spending for our services may increase competitive pressures and potentially lower operating margins.
We derive a significant portion of our revenues from a small group of customers. The loss of or a significant decrease in services to one or more of these customers could negatively impact our business, financial condition and results of operations. Our customer base is highly concentrated. Our top ten customers accounted for approximately 59%, 59%, and 56% of our revenues for fiscal 2011, 2010, and 2009, respectively. Duke Energy was our only customer that represented greater than 10% of our revenues during that time frame, accounting for 20%, 22%, and 20% of our revenues for fiscal 2011, 2010, and 2009, respectively. The planned merger of Duke Energy and Progress Energy would further increase our customer concentration where 26.4%, 29.1%, and 22.5% of our fiscal 2011, 2010, and 2009 revenues, respectively, were received from Duke Energy and Progress Energy together. Given the composition of the investor-owned, municipal and co-operative electric utilities in our geographic market, we expect a substantial portion of our revenues will continue to be derived from a limited group of customers. We may not be able to maintain our relationships with these customers, and the loss of, or substantial reduction of our sales to, any of our major customers could materially and adversely affect our business, financial condition and results of operations.

Our customers often have no obligation to assign work to us, and many of our arrangements may be terminated on short notice. As a result, we are at risk of losing significant business on short notice. Most of our customers assign work to us under MSAs. Under these arrangements, our customers generally have no obligation to assign work to us and do not guarantee service volumes. Most of our customer arrangements, including our MSAs, may be terminated by our customers on short notice. In addition, many of our customer arrangements, including our MSAs, are open to competitive bidding at the expiration of their terms. As a result, we may be displaced on these arrangements by competitors from time to time. Our business, financial condition and results of operations could be materially and adversely affected if our customers do not assign work to us or if they cancel a number of significant arrangements and we cannot replace them with similar work.
Our industry is highly competitive and we may be unable to compete effectively, retain our customers or win new customers, which could result in reduced profitability and loss of market share. We face intense competition from subsidiaries or divisions of four national companies, approximately eight regional companies and numerous small, owner-operated private companies. We also face competition from the in-house service organizations of our existing or prospective customers, some of which employ personnel who perform some of the same types of services we provide. We compete primarily on the basis of our reputation and relationships with customers, safety and execution record, geographic presence and our breadth of service offerings, pricing and availability of qualified personnel. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their services at lower rates than we can provide. Many of our current and potential competitors, especially our competitors with national scope, also may have significantly greater financial, technical and marketing resources than we do. In addition, our competitors may succeed in developing the expertise, experience and resources to compete successfully and in marketing and selling new services better than we can. Furthermore, our existing or prospective customers may not continue to outsource services in the future or we may not be able to retain our existing customers or win new customers. The loss of existing customers to our competitors or the failure to win new customers could materially and adversely affect our business, financial condition and results of operations.
Our storm restoration services are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, the levels of our financial results from period to period. Revenues derived from our storm restoration services are highly volatile and uncertain due to the unpredictable nature of weather-related events. Our annual storm restoration revenues have ranged from a low of $46.6 million to a high of $152.9 million during the five fiscal years ended June 30, 2011. During fiscal 2009, we experienced some of the largest storm restoration events in our history as several significant hurricanes impacted the Gulf Coast and Florida and significant winter storms affected the Midwest. Our storm restoration revenue for fiscal 2009 is not indicative of the revenue that we typically generate in any period or can be expected to generate in any future period. Our historical results of operations have varied between periods due to the volatility of our storm restoration revenues. The levels of our future revenues and net income (loss) may be subject to significant variations and uncertainties from period to period due to the volatility of our storm restoration revenues. In addition, our storm restoration revenues are offset in part by declines in our core services because we staff storm restoration mobilizations in large part by diverting resources from our core services.
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

We may incur warranty costs that could adversely affect our profitability. Under almost all of our contracts, we warrant certain aspects of our maintenance and construction services. To the extent we incur substantial warranty claims in any period, our reputation, our ability to obtain future business from our customers and our profitability could be adversely affected. We cannot provide assurance that significant warranty claims will not be made in the future.
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
Federal and state legislative and regulatory developments that we believe should encourage electric power transmission infrastructure spending may fail to result in increased demand for our services. In recent years, federal and state legislation has been passed and resulting regulations have been adopted that could significantly increase spending on electric power transmission infrastructure, including the Energy Act of 2005 and the American Recovery and Reinvestment Act of 2009 (“ARRA”). However, much fiscal, regulatory and other uncertainty remains as to the impact this legislation and regulation will ultimately have on the demand for our services. For instance, regulations implementing provisions of the Energy Act of 2005 that may affect demand for our services remain, in some cases, subject to review in various federal courts. In one such case, decided in February 2009, a federal court of appeals vacated Federal Energy Regulatory Commission’s interpretation of the scope of its backstop transmission line siting authority for electric power transmission projects. Accordingly, the effect of these regulations, once finally implemented, is uncertain and may not result in increased spending on the electric power transmission infrastructure. Continued uncertainty regarding the implementation of the Energy Act of 2005 and ARRA may result in slower growth in demand for our services.
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

Utilities’ focus on power generation has and may continue to temporarily divert attention and capital away from maintenance projects we perform. Utilities have and may continue to commit additional capital to power generation projects. This capital demand has and may continue to cause certain distribution powerline maintenance projects to be deferred. Any deferral in spending on maintenance of distribution infrastructure by our customers could result in our having decreased revenues and place further pressure on our business model and ability to remain profitable.
Inability to perform our obligations under EPC and fixed-price contracts may adversely affect our business. EPC contracts require us to perform a range of services for our customers, some of which we routinely subcontract to other parties. While only 21% and 13% of our revenues were derived from fixed-price contracts during fiscal 2011 and 2010, respectively, more of our business is moving to fixed-price contracts. We believe that these types of contracts will become increasingly prevalent in the powerline industry. In most instances, these contracts require completion of a project by a specific date and the achievement of certain performance standards. If we subsequently fail to meet such dates or standards, we may be held responsible for costs resulting from such failure. Our inability to obtain the necessary material and equipment to meet a project schedule or the installation of defective material or equipment could have a material adverse effect on our business, financial condition and results of operations.
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
We are dependent on our senior management and other key personnel, the loss of which could have a material adverse effect on our business, financial condition and results of operations. Our operations, including our customer relationships, are dependent on the continued efforts of our senior management and other key personnel. Although we have entered into employment agreements with our key employees, we cannot be certain that any individual will continue in such capacity for any particular period of time. We do not maintain key person life insurance policies on any of our employees. The loss of any member of our senior management or other key personnel, or the inability to hire and retain qualified management and other key personnel, could have a material adverse effect on our business, financial condition and results of operations.

Our unionized workforce could adversely affect our operations and our ability to complete future acquisitions. In addition, we contribute to multi-employer plans that could result in liabilities to us if these plans are terminated or we withdraw. Our acquisition of Klondyke introduced a unionized workforce to our operations, as substantially all of its hourly employees are unionized. In addition, our acquisition on August 1, 2011, of Pine Valley further expanded our unionized workforce, as substantially all of its employees also are unionized. As of June 30, 2011, approximately 1% of our employees were covered by collective bargaining agreements. This percentage could grow if more of our employees unionize or we expand our services in states that have predominantly unionized workforces in our industry. Any strikes or work stoppages could adversely impact our relationships with our customers, hinder our ability to conduct business and increase costs. Our current workforce could experience an increase in union organizing activity, particularly if legislation that would facilitate such activity, such as the Employee Free Choice Act now pending before Congress, becomes law. Increased unionization could increase our costs, and we may not be able to recoup those cost increases by increasing prices for our services.
With the acquisition of Klondyke in June 2010 and Pine Valley in August 2011, we now contribute to several multi-employer pension plans for employees covered by collective bargaining agreements. These plans are not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts. The Employee Retirement Income Security Act of 1974, as amended by the Multi-employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. We do not routinely review information on the net assets and actuarial present value of the multi-employer pension plans’ unfunded vested benefits allocable to us, if any, and we are not presently aware of the amounts, if any, for which we may be contingently liable if we were to withdraw from any of these plans. In addition, if any of these multi-employer plans enters “critical status” under the Pension Protection Act of 2006, we could be required to make significant additional contributions to those plans.
Our ability to complete future acquisitions could be adversely affected because of our union status for a variety of reasons. For example, our union agreements may be incompatible with the union agreements of a business we want to acquire, and some businesses may or may not want to become affiliated with a company that maintains a significantly unionized workforce. Additionally, we may increase our exposure to withdrawal liabilities for underfunded multi-employer pension plans to which an acquired company contributes.
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
Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all. We are partially self-insured for our major risks, and our insurance does not cover all types or amounts of liabilities. Our insurance policies for individual workers’ compensation and vehicle and general liability are subject to substantial deductibles of $1.0 million per occurrence. We are not required to, and do not, specifically set aside funds for our self-insurance programs. At any given time, we are subject to multiple workers’ compensation and personal injury claims. Our insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, business insurance programs require collateral currently provided by $19.6 million in letters of credit and cash deposits of $1.8 million.
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
Fuel costs could materially and adversely affect our operating results. We have a large fleet of vehicles and equipment that primarily use diesel fuel. Our fuel and oil expenses have ranged from 4.4% to 6.2% of our total revenues over the last three fiscal years. Fuel costs have been very volatile over the last several years. Fuel prices and supplies are influenced by a variety of international, political and economic circumstances. In addition, weather and other unpredictable events may significantly affect fuel prices and supplies. These or other factors could result in higher fuel prices which, in turn, would increase our costs of doing business and lower our gross profit.

A portion of our business depends on our ability to provide surety bonds or letters of credit and we may be unable to compete for or work on certain projects if we are not able to obtain the necessary surety bonds or letters of credit. A portion of our contracts require and we expect that a portion of our future contracts will require that we provide our customers with security for the performance of their projects. This security may be in the form of a “performance bond” (a bond whereby a commercial surety provides for the benefit of the customer a bond insuring completion of the project) or a letter of credit. Further, under standard terms in the surety market, sureties issue or continue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing or renewing any bonds.
Current or future market conditions, including losses incurred in the construction industry, decreases in lending activity and ultimately our performance on contracts, may have a negative effect on surety providers. These market conditions, as well as changes in our surety providers’ assessment of our operating and financial risk, could also cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in our availability of bonding capacity, we may be unable to compete for or work on certain projects and such interruption or reduction could have a material adverse effect on our business, financial condition and results of operations. If we are able to obtain letters of credit, we may be unable to provide the requested terms or amounts of our customers based upon the terms of our senior credit facility.
We extend credit to customers for purchases of our services. In the past we have had, and in the future we may have, difficulty collecting receivables from customers that are subject to protection under bankruptcy or insolvency laws, are otherwise experiencing financial difficulties or dispute the amount owed to us. We grant credit, generally without collateral, to our customers located throughout the United States and abroad. Consequently, we are subject to potential credit risk related to changes in the electric power and gas utility industries and their performance. Please refer to Note 17 of our consolidated financial statements in Item 8 of this Form 10-K for additional information regarding the concentration of our credit risk among our larger customers. If any of our large customers, some of which are highly leveraged, file for bankruptcy or experience financial difficulties, we could suffer reduced cash flows and losses in excess of current allowances provided. We could also experience adverse financial effects if our customers dispute or refuse to pay the amounts owed to us for various reasons, such as disagreement as to the terms of the governing contract, or dissatisfaction with the quality or timing of the work we performed.
The current economic downturn has adversely affected many of our customers and increased the risk that a greater percentage of our accounts receivable will not be collectible. Our allowance for doubtful accounts was less than 1% of accounts receivable at June 30, 2011. We cannot provide assurance that this estimate will be realized or that the allowance will be sufficient.
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
We have incurred indebtedness under a revolving credit facility, which may restrict our business and operations, and restrict our future access to sufficient funding to finance desired growth. As of June 30, 2011, we had $99.0 million outstanding under our term loan facilities and no borrowings outstanding and $89.4 million of availability under our $115.0 million revolving credit facility (after giving effect to outstanding standby letters of credit of $25.6 million). On August 24, 2011, we repaid this indebtedness and concurrently entered into a new $200 million revolving credit facility. As of such date, we had $115 million in borrowings and $61.9 million of availability under this facility (after giving effect to outstanding standby letters of credit of $23.1 million). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our revolving credit facility.
We typically dedicate a portion of our cash flow to debt service. If we do not ultimately have sufficient earnings to service our debt, which matures in fiscal 2016, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, which we may not be able to do on commercially reasonable terms or at all.
All of our outstanding indebtedness consists of borrowings under our revolving credit facility with a group of financial institutions, which are secured by substantially all of our assets. The terms of our revolving credit facility include customary events of default and covenants that limit us from taking certain actions without obtaining the consent of the lenders. In addition, our senior credit facility requires us to maintain certain financial ratios and restricts our ability to incur additional indebtedness. The restrictions and covenants in our revolving credit facility may limit our ability to respond to changing business and economic conditions and may prevent us from engaging in transactions that might otherwise be considered beneficial to us.
A breach of our revolving credit facility, including any inability to comply with the required financial ratios, could result in a default. In the event of any default, the lenders thereunder would be entitled to accelerate the repayment of amounts outstanding, plus accrued and unpaid interest. Moreover, these lenders would have the option to terminate any obligation to make further extensions of credit under our revolving credit facility. In the event of a default under our revolving credit facility, the lenders thereunder could also proceed to foreclose against the assets securing such obligations. In the event of a foreclosure on all or substantially all of our assets, we may not be able to continue to operate as a going concern. Outstanding letters of credit issued under our revolving credit facility would need to be replaced with other forms of collateral.

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
During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our business, financial condition and results of operations. We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, consequential damages or injunctive or declaratory relief. In addition, pursuant to our service arrangements, we generally indemnify our customers for claims related to the services we provide thereunder. Furthermore, our services are integral to the operation and performance of the electric distribution and transmission infrastructure. As a result, we may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause for such failures. In addition, we may incur civil and criminal liabilities to the extent that our services contributed to any property damage. With respect to such lawsuits, claims, proceedings and indemnities, we have and will accrue reserves in accordance with U.S. GAAP. In the event that such actions or indemnities are ultimately resolved unfavorably at amounts exceeding our accrued reserves, or at material amounts, the outcome could materially and adversely affect our reputation, business, financial condition and results of operations. In addition, payments of significant amounts, even if reserved, could adversely affect our liquidity position.
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
U.S. GAAP provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should be amortized over their useful lives. U.S. GAAP also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. U.S. GAAP requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter, or more frequently if impairment indicators are present.
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
We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $149.2 million at June 30, 2011. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements. Any material decline in our market capitalizations could also result in an impairment of our goodwill. Future impairments, if any, will be recognized as operating expenses.
Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects, and we could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar worldwide anti-bribery laws. We are in the process of expanding our operations internationally and expect that the number of countries that we operate in could increase over the next few years. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our services and their ability to pay for our services. Furthermore, we anticipate our ability to provide construction services in these countries would be heavily reliant on local workforces to perform the non-management labor. These workforces will be susceptible to local labor issues, some of which we may be unaware. Consequently, we could have difficulty performing under our agreements in these countries if the local workforce is incapable, uncooperative or unwilling to contract with us. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, currency fluctuations in foreign countries, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). These risks could restrict our ability to provide services to international customers or to operate our international business profitably, and our overall business and results of operations could be negatively impacted by our foreign activities.

The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We have policies and procedures designed to ensure that we, our employees and our agents comply with the FCPA and other anti-bribery laws. However, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation and our business, financial condition and results of operations. In addition, detecting, investigating, and resolving actual or alleged FCPA violations is expensive and can consume significant time and attention of our senior management.
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
Additional factors that do not specifically relate to our company or the electric utility industry may also materially reduce the market price of our common stock, regardless of our operating performance.
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
As of June 30, 2011, there were 33,665,817 shares of our common stock outstanding. Of this amount, 18,180,767 shares of common stock were freely tradeable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.
Additionally, we have filed a “shelf” registration statement with the SEC pursuant to which Lindsay Goldberg, LLC and its affiliates may sell up to 8,000,000 shares, or approximately 25%, of our common stock at any time in one or more offerings. The registration statement was declared effective by the SEC on September 20, 2006. The offer or sale of all or a portion of such shares may have an adverse effect on the market price of our common stock. We are required to pay the expenses associated with such offerings.

The concentration of our capital stock will limit other stockholders ability to influence corporate matters. Lindsay Goldberg, LLC and its affiliates (“Lindsay Goldberg”) own approximately 38% of the total voting power of our outstanding shares of common stock. In addition, J. Eric Pike, our Chairman and CEO, has the ability to control approximately 5% of the total voting power of our outstanding shares of common stock. Lindsay Goldberg and Mr. Pike also are parties to an agreement whereby Lindsay Goldberg has agreed to vote its shares in favor of Mr. Pike being a director of the Company subject to certain conditions. As a result, Lindsay Goldberg and Mr. Pike have the ability to exert substantial influence or actual control over the Company’s management and affairs and over most matters requiring action by the Company’s stockholders. The interests of Lindsay Goldberg or Mr. Pike, or their respective affiliates, may not coincide with the interests of the other holders of our common stock. This concentration of ownership also may have the effect of delaying or preventing a change in control otherwise favored by our other stockholders and could depress the stock price.
Anti-takeover provisions of our charter and bylaws may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that stockholders might consider favorable. The anti-takeover provisions of Delaware law create various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Additionally, provisions of our charter and bylaws could deter, delay or prevent a third-party from acquiring us, even if doing so would benefit our stockholders. These provisions include: the authority of the board to issue preferred stock with terms as the board may determine; the absence of cumulative voting in the election of directors; limitations on who may call special meetings of stockholders; and, advance notice requirements for stockholder proposals.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our headquarters and primary fleet facility are located in Mount Airy, North Carolina. As of June 30, 2011, we owned 16 facilities and leased 35 properties throughout our service territory. Most of our properties are used as offices or for fleet operations. We have pledged our owned properties as collateral under our credit facility. We continuously review our property needs and, as a result, may consolidate or eliminate certain facilities in the future. However, no specific future eliminations or consolidations have been identified. We believe that our facilities are adequate for our current operations.

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
Market Information
Our common stock began trading on the New York Stock Exchange (“NYSE”) on July 27, 2005 at the time of our IPO and can now be found under the symbol “PIKE.” The table below presents the high and low sales prices per share of our common stock as reported on the NYSE for the periods indicated:

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$9.99	$6.67	$12.99	$10.11
Second Quarter	9.20	6.68	12.99	8.77
Third Quarter	10.17	8.12	9.85	8.10
Fourth Quarter	10.49	7.90	11.05	8.82
As of August 31, 2011, there were 69 stockholders of record of our common stock.
Dividend Policy
We have not declared or paid any cash dividends on our common stock since our IPO. We do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, any contractual restrictions (including under our credit facility), the income tax laws then in effect and the requirements of Delaware law.
Recent Sales of Unregistered Securities
On August 1, 2011, in connection with Pike Enterprises, Inc.’s acquisition of Pine Valley, we issued to Michael B. Horan, as seller of Pine Valley, 766,697 shares of unregistered common stock and issued to First Tennessee Bank, as agent under escrow agreement dated August 1, 2011, 215,972 shares of unregistered common stock. The foregoing shares were issued at $9.26 per share, based on the average closing price of our common stock on The New York Stock Exchange for the twenty most recent trading days prior to August 1, 2011. These shares of common stock have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. These shares were issued in a private placement in reliance upon Section 4(2) under the Securities Act of 1933.
Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the three month period ended June 30, 2011:

			Total Number	Approximate
			of Shares	Dollar Value
	Total		Purchased as	of Shares that
	Number of	Average	Part of	May Yet be
	Shares	Price Paid	Publically	Purchsaed
	Purchased	per Share	Announced	under the
Period	(1)	($)	Program	Program

April 1 through April 30, 2011	1,623	$9.92	—	—
May 1, 2011 through May 31, 2011	—	—	—	—
June 1, 2011 through June 30, 2011	791	$8.66	—	—

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of shares of restricted stock issued to certain employees.

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
The following graph compares the percentage change in cumulative total stockholder return on our common stock since June 30, 2006 with the cumulative total return over the same period of the companies included in the Standard & Poor’s 500 Index (“S&P 500”), the Russell 2000 Index (“Russell 2000”) and a peer group selected by our management that includes three public companies within our industry. The peer group is comprised of Dycom Industries, Inc., MasTec, Inc., and Quanta Services, Inc.
The comparison assumes that the value of an investment in our common stock, the S&P 500, the Russell 2000 and the peer group was $100 on June 30, 2006 and that all dividends were reinvested. We have not paid dividends on our common stock. The stock price performance reflected on the following graph is not necessarily indicative of future stock price performance.

	6/06	6/07	6/08	6/09	6/10	6/11

Pike Electric Corporation	100.00	116.20	86.24	62.56	48.91	45.90
S&P 500	100.00	120.59	104.77	77.30	88.46	115.61
Russell 2000	100.00	116.43	97.58	73.17	88.89	122.15
Peer Group	100.00	155.67	138.24	102.59	89.29	105.67

ITEM 6.	SELECTED FINANCIAL DATA
The tables on the following pages set forth selected consolidated financial data of Pike Electric Corporation for each of the years in the five-year period ended June 30, 2011. The selected consolidated financial data as of June 30, 2011, 2010, 2009, 2008, and 2007 and for each of the five years in the period ended June 30, 2011, was derived from the audited consolidated financial statements of Pike Electric Corporation.
The consolidated financial data should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data” included elsewhere herein.

	Years Ended June 30,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Statement of Operations Data (1):
Core revenues	$529,335	$457,448	$460,630	$502,632	$543,570
Storm restoration revenues	64,523	46,636	152,846	49,397	53,267

Total revenues	$593,858	$504,084	$613,476	$552,029	$596,837
Cost of operations	525,915	456,317	503,203	460,325	499,422

Gross profit	67,943	47,767	110,273	91,704	97,415
General and administrative expenses	57,675	51,994	50,248	41,724	46,486
Loss on sale and impairment of property and equipment	751	1,239	2,116	3,043	1,052
Restructuring expenses (2)	—	8,945	—	—	—

Income (loss) from operations	9,517	(14,411)	57,909	46,937	49,877
Other expense (income):
Interest expense	6,608	7,908	9,258	13,919	19,799
Other, net	(55)	(298)	(1,552)	(214)	(236)

Total other expense	6,553	7,610	7,706	13,705	19,563

Income (loss) before income taxes	2,964	(22,021)	50,203	33,232	30,314
Income tax expense (benefit)	1,563	(8,562)	18,634	12,983	11,957

Net income (loss)	$1,401	$(13,459)	$31,569	$20,249	$18,357

Earnings (loss) per share:
Basic	$0.04	$(0.41)	$0.96	$0.62	$0.57

Diluted	$0.04	$(0.41)	$0.94	$0.60	$0.55

Shares used in computing earnings (loss) per share:
Basic	33,399	33,132	33,023	32,810	32,416

Diluted	33,996	33,132	33,741	33,666	33,366

	As of June 30,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$311	$11,133	$43,820	$11,357	$1,467
Working capital	84,342	73,530	98,379	71,413	64,078
Property and equipment, net	177,682	194,885	222,539	229,119	267,740
Total assets	493,609	505,378	548,969	510,660	545,497
Total current liabilities	78,488	78,532	77,554	71,420	69,906
Total long-term liabilities	160,732	177,378	214,450	218,288	279,530
Total stockholders’ equity	254,389	249,468	256,965	220,952	196,061
Cash dividend per share of common stock	—	—	—	—	—

(1)	Statement of operations data include the results of each acquired operation since the date of acquisition: Shaw Energy Delivery Services, Inc. — September 1, 2008; Facilities Planning & Siting, PLLC — June 30, 2009; and, Klondyke Construction LLC — June 30, 2010.

(2)	Restructuring expense for fiscal 2010 of $8.9 million relates to the implementation of cost restructuring measures in distribution operations and support services. The pre-tax restructuring charge consisted of $1.0 million for severance and other termination benefits and $7.9 million for the non-cash writedown of fleet and other fixed assets to be disposed. See Note 4 of Notes to the Consolidated Financial Statements.

(3)	Cost of operations includes $3.3 million of costs for the fiscal year ended June 30, 2010 related to the cleanup of certain petroleum-related products on an owned property in Georgia. The remediation of the site is substantially complete.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Pike Electric Corporation, headquartered in Mount Airy, North Carolina, is one of the largest providers of energy solutions for investor-owned, municipal and co-operative utilities in the United States. Since our founding in 1945, we have evolved from our roots as a specialty non-unionized contractor for electric utilities focused on the distribution sector in the southeastern United States to a leading turnkey energy solutions provider throughout the United States with diverse capabilities servicing over 200 electric utilities, including American Electric Power Company, Inc., Dominion Resources, Inc., Duke Energy Corporation, Duquesne Light Company, E.On AG, Florida Power & Light Company, PacifiCorp, Progress Energy, Inc., and The Southern Company. Leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utilities customers, we believe our experienced management team has positioned us to benefit from the substantial long term growth drivers in our industry.
Services
Over the past three years, we have reshaped our business platform and territory significantly from being a distribution construction company based primarily in the southeastern United States to a national energy solutions provider. We have done this organically and through strategic acquisitions of companies with complementary service offerings and geographic footprints. Our comprehensive suite of energy solutions now includes siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems, including renewable energy projects. Our planning and siting process leverages technology and the collection of environmental, cultural, land use and scientific data to facilitate successful right-of-way negotiations and permitting for transmission and distribution construction projects, powerlines, substations and renewable energy installations. Our engineering and design capabilities include designing, providing EPC services, owner engineering, project management, multi-entity coordination, grid integration, electrical balance-of-plant (“BOP”) and system planning for individual or turnkey powerline, substation and renewable energy projects. Our construction and maintenance capabilities include substation, distribution (underground and overhead) and transmission with voltages up to 345 kV. We are also a recognized leader in storm restoration due to our ability to rapidly mobilize thousands of existing employees and equipment within 24 hours, while maintaining a functional workforce for unaffected customers.

Our comprehensive suite of energy solutions now includes siting, permitting, engineering, designing, planning, constructing, maintaining and repairing power delivery systems, including renewable energy projects, all as further described in the table below:

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

While storm restoration services can generate significant revenues, their unpredictability is demonstrated by comparing our revenues from those services in the last five fiscal years which have ranged from 8.9% to 24.9% of total revenues. During periods with significant storm restoration work, we generally see man-hours diverted from core work, which decreases core revenues. The table below sets forth our revenues by category of service for the periods indicated:

		Percentage	Storm	Percentage
Fiscal	Core	of Total	Restoration	of Total	Total
Year	Revenues	Revenues	Revenues	Revenues	Revenues
	(In millions)		(In millions)		(In millions)
2007	$543.6	91.1%	$53.2	8.9%	$596.8
2008	$502.6	91.1%	$49.4	8.9%	$552.0
2009	$460.6	75.1%	$152.9	24.9%	$613.5
2010	$457.5	90.7%	$46.6	9.3%	$504.1
2011	$529.3	89.1%	$64.5	10.9%	$593.8
Seasonality and Fluctuations of Results
Our services are performed outdoors and, as a result, our results of operations can be subject to seasonal variations due to weather conditions. These seasonal variations affect both our construction and storm restoration services. Extended periods of rain affect the deployment of our construction crews, particularly with respect to underground work. During the winter months, demand for construction work is generally lower due to inclement weather. In addition, demand for construction work generally increases during the spring months due to improved weather conditions and is typically the highest during the summer due to better weather conditions. Due to the unpredictable nature of storms, the level of our storm restoration revenues fluctuates from period to period.
Inflation
Due to relatively low levels of inflation experienced in recent years, inflation has not had a significant effect on our results. However, we have experienced fuel cost volatility during the last four fiscal years.
Basis of Reporting
Revenues. We derive our revenues from one reportable segment through two service categories — core services and storm restoration services. Our core services include siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems, including renewable energy projects. Our storm restoration services involve the rapid deployment of our highly-trained crews and related equipment to restore power on transmission and distribution systems during crisis situations, such as hurricanes, or ice storms or wind storms.
Approximately 79% of our services, including the majority of our core services and a majority of our storm restoration services, are provided under master service agreements (“MSAs”), which are based on a price per hour worked or a price per unit of service. The remaining 21% of our annual revenues are from fixed-price agreements. The mix of hourly and per unit revenues changes during periods of high storm restoration services, as these services are all billed on an hourly basis. Revenue generated on an hourly basis is determined based on actual labor and equipment time completed and on materials billed to our customers. Revenue based on hours worked is recognized as hours are completed. We recognize revenue on unit-based services as the units are completed. Revenues for longer duration fixed-price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract.
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
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make certain estimates and assumptions for interim financial information that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and other intangible assets, asset lives and salvage values used in computing depreciation and amortization, including amortization of intangibles, accounting for income taxes, contingencies, litigation and stock-based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. We believe the following to be our most important accounting policies, including those that use significant judgments and estimates in the preparation of our consolidated financial statements.
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
Allowance for Doubtful Accounts. We provide an allowance for doubtful accounts that represents an estimate of uncollectible accounts receivable. The determination of the allowance includes certain judgments and estimates including our customers’ willingness or ability to pay and our ongoing relationship with the customer. In certain instances, primarily relating to storm restoration work and other high-volume billing situations, billed amounts may differ from ultimately collected amounts. We incorporate our historical experience with our customers into the estimation of the allowance for doubtful accounts. These amounts are continuously monitored as additional information is obtained. Accounts receivable are primarily due from customers located within the United States. Any material change in our customers’ business or cash flows would affect our ability to collect amounts due.
Property and Equipment. We capitalize property and equipment as permitted or required by applicable accounting standards, including replacements and improvements when costs incurred for those purposes extend the useful life of the asset. We charge maintenance and repairs to expense as incurred. Depreciation on capital assets is computed using the straight-line method based on the useful lives of the assets, which range from 3 to 39 years. Our management makes assumptions regarding future conditions in determining estimated useful lives and potential salvage values. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss once the asset is disposed.

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
Valuation of Goodwill and Other Intangible Assets. We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units as of the first day of our fourth fiscal quarter. For purposes of our fiscal 2011 analysis, we had three reporting units — non-union construction, union construction, and engineering. In evaluating reporting units, we first consider our operating segment and related components in accordance with U.S. GAAP. We allocate goodwill to the reporting units that are expected to benefit from the synergies of the business combinations generating the goodwill. We apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair values of the reporting units to their carrying amounts, including goodwill. If the carrying amount of any reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded.
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
For our fiscal 2011 annual impairment analysis, we weighted the income and market approaches 70% and 30%, respectively, The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach which is based on multiples of companies that, although comparable, may not have the exact same risk factors as our reporting units. The analysis indicated that, as of the first day of our fourth fiscal quarter, the fair values of each of our reporting units exceeded their respective carrying values in excess of 10%. For our analysis, we also considered various elements of an implied control premium in assessing the reasonableness of the reconciliation of the summation of the fair values of the invested capital of our three reporting units (with appropriate consideration of the interest bearing debt) to the Company’s overall market capitalization and our net book value. This analysis included (i) the current control premium being paid for companies with a similar market capitalization and within similar industries and (ii) certain synergies that a market participant buyer could realize, such as the elimination of potentially redundant costs. Based on these analyses, management determined that the resulting control premium implied in the annual impairment analysis was less than 10% which was within a reasonable range of current market conditions.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected term of the option at the time of grant. As of July 1, 2010, we began to use our historical volatility as a basis for our expected volatility. Prior to that, we had limited trading history beginning July 27, 2005 and had based our expected volatility on the average long-term historical volatilities of peer companies. We are using the “simplified method” to calculate the expected terms of the options as allowed under U.S. GAAP, which represents the period of time that options granted are expected to be outstanding. Forfeitures are estimated based on certain historical data. We will continue to use this method until we have sufficient historical exercise experience to give us confidence that our calculations based on such experience will be reliable.

Results of Operations
The following table sets forth selected statement of operations data as percentages of revenues for the periods indicated (dollars in millions):

	Years Ended June 30,
	2011		2010		2009
Revenues:
Core revenues	$529.3	89.1%	$457.5	90.7%	$460.6	75.1%
Storm restoration revenues	64.5	10.9%	46.6	9.3%	152.9	24.9%

Total revenues	$593.8	100.0%	$504.1	100.0%	$613.5	100.0%
Cost of operations	525.9	88.6%	456.3	90.5%	503.2	82.0%

Gross profit	67.9	11.4%	47.8	9.5%	110.3	18.0%
General and administrative expenses	57.6	9.7%	52.0	10.3%	50.3	8.2%
Loss on sale and impairment of property and equipment	0.8	0.1%	1.3	0.3%	2.1	0.4%
Restructuring expenses	—	—	8.9	1.8%	—	—

Income (loss) from operations	9.5	1.6%	(14.4)	-2.9%	57.9	9.4%
Interest expense and other	6.6	1.1%	7.6	1.5%	7.7	1.2%

Income (loss) before income tax	2.9	0.5%	(22.0)	-4.4%	50.2	8.2%
Income tax expense (benefit)	1.5	0.3%	(8.5)	-1.7%	18.6	3.1%

Net income (loss)	$1.4	0.2%	$(13.5)	-2.7%	$31.6	5.1%

Year Ended June 30, 2011 Compared to Year Ended June 30, 2010
Revenues. Revenues increased 17.8%, or $89.7 million, to $593.8 million for the fiscal year ended June 30, 2011 from $504.1 million for the fiscal year ended June 30, 2010. The increase was attributable to a $17.9 million increase in storm restoration revenues and a $71.8 million increase in core revenues.
For the fiscal year ended June 30, 2011, storm restoration revenues totaled $64.5 million compared to $46.6 million for the year ended June 30, 2010. The increase is attributable to significant tornadoes in the Southeast during April 2011. Our storm restoration revenues are highly volatile and unpredictable.
Our core revenues increased to $529.3 million for fiscal 2011 from $457.5 million for fiscal 2010. Our acquisition of Klondyke on June 30, 2010 provided $28.1 million in core revenues for fiscal 2011 ($12.5 million for substation, $4.7 million for transmission and $10.9 million for civil projects included in the distribution and other category below). We recognized approximately $56.4 million in material procurement revenues ($50.0 million for engineering and substation, $5.2 million for transmission and $1.2 million for distribution) for fiscal 2011 compared to approximately $19.3 million ($16.4 million for engineering and substation, $1.1 million for transmission and $1.8 million for distribution) in the prior year. The material revenues above require estimates, as certain material procurement services are provided as a portion of larger fixed-price projects, in which we recognize project revenues using the percentage-of-completion method.

	Years Ended
	June 30,
Category of Core Revenue	2011	2010	% Change
Distribution and other	$333.3	$312.3	6.7%
Transmission	78.2	68.8	13.7%
Engineering and substation	117.8	76.4	54.2%

Total	$529.3	$457.5	15.7%

Distribution and other revenues increased 6.7% from prior year. Since our low point of demand distribution in February 2010, we have experienced a gradual increase in work from our investor-owned utilities. Some of this growth was diverted as we used our distribution crews to respond to increased storm activity primarily during our fourth quarter of 2011. The majority of our distribution services are provided to investor-owned, municipal and co-operative utilities under master service agreements (“MSAs”). Services provided under these MSAs include both overhead and underground powerline distribution services. Our MSAs do not guarantee a minimum volume of work. The MSAs provide a framework for core and storm restoration pricing and provide an outline of the service territory in which we will work or the percentage of overall outsourced distribution work we will provide for the customer. Our MSAs also provide a platform for multi-year relationships with our customers. We can easily increase staffing for a customer without exhaustive contract negotiations and the MSAs also allow our customers to reduce staffing needs. Our underground distribution services continue to be impacted by a weak market for new residential housing. We remain well positioned to benefit from a reacceleration in maintenance spending, which will remain dependent to a large extent on the health of the economy. Our Klondyke acquisition also contributed to the growth in this distribution and other revenue.
Transmission revenues increased 13.7% from the prior year, primarily due to the timing of certain projects that have started in the southeast United States, increased material procurement revenues and the addition of Klondyke.
Engineering and substation revenues increased 54.2% from the prior year, primarily due to material procurement services, including the VC Summer project, along with the acquisition of Klondyke.
Gross Profit. Gross profit increased 42.1% to $67.9 million for the fiscal year ended June 30, 2011 from $47.8 million for the fiscal year ended June 30, 2010. Gross profit as a percentage of revenues increased to 11.4% for the fiscal year ended June 30, 2011 from 9.5% for the fiscal year ended June 30, 2010. Gross profit increased for the fiscal year ended June 30, 2011 due to significant storm work in the fourth quarter that provided higher margins and more business volume, including the overhead distribution business, which provided improved leverage to fixed costs. In addition, gross profit for fiscal 2010 was negatively impacted by $3.3 million in environmental charges.
General and Administrative Expenses. General and administrative expenses increased 10.8% to $57.6 million for the fiscal year ended June 30, 2011 from $52.0 million for the fiscal year ended June 30, 2010. As a percentage of revenues, general and administrative expenses decreased to 9.7% from 10.3%. The increase in general and administrative expenses was primarily due to the approximately $3.6 million of general and administrative costs related to Klondyke, which was acquired on June 30, 2010 and incentive bonuses totaling approximately $3.1 million for the fiscal year ended June 30, 2011. International and domestic business development activities also contributed to the increase in general and administrative expenses.
Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment was $0.8 million for the fiscal year ended June 30, 2011 compared to $1.3 million for the fiscal year ended June 30, 2010. The level of losses is affected by several factors, including the timing of the continued replenishment of aging, damaged or excess fleet equipment, and conditions in the market for used equipment. We continually evaluate the depreciable lives and salvage values of our equipment.
Interest Expense and Other, Net. Interest expense and other, net decreased 13.2% to $6.6 million for the fiscal year ended June 30, 2011 from $7.6 million for the fiscal year ended June 30, 2010. This decrease was primarily due to reduced settlement costs related to interest rate swaps and reduced debt balances, partially offset by increased write-offs of deferred loan costs. See Note 8 of Notes to Consolidated Financial Statements for full details of derivative instruments, including interest rate swaps.
Income Tax Benefit or Expense. The income tax expense was $1.5 million for the fiscal year ended June 30, 2011 compared to income tax benefit of $8.6 million for the fiscal year ended June 30, 2010. The effective tax rate was 52.7% and 38.9% for the fiscal years ended June 30, 2011 and June 30, 2010, respectively. The income tax expense (benefit) recorded in the consolidated financial statements fluctuates between years due to a variety of factors, including state income taxes, changes in permanent differences primarily related to Internal Revenue Code Section 162(m) deduction limitations for compensation and meals and entertainment, and the relative size of our consolidated income (loss) before income taxes.

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

	Years Ended
	June 30,
Category of Core Revenue	2010	2009	% Change
Distribution and other	$312.3	$353.0	-11.5%
Transmission	68.8	52.9	30.0%
Engineering and substation	76.4	54.7	39.6%

Total	$457.5	$460.6	-0.7%

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
Interest Expense. Interest expense decreased 14.6% to $7.9 million for the fiscal year ended June 30, 2010 from $9.3 million for the fiscal year ended June 30, 2009. This decrease was primarily due to lower interest rates and decreased settlement costs related to interest rate swaps, partially offset by increased write-offs of deferred loan costs related to the extension of our revolving credit facility (See Note 7 of Notes to Consolidated Financial Statements).
Other, Net. Other, net totaled $0.3 million of income for fiscal 2010 compared to $1.6 million of income for fiscal 2009. The fiscal 2009 amount includes $1.2 million related to the settlement of a non-competition lawsuit.
Income Tax Benefit or Expense. The income tax benefit was $8.6 million for the fiscal year ended June 30, 2010 compared to income tax expense of $18.6 million for the fiscal year ended June 30, 2009. The effective tax rate was 38.9% and 37.1% for the fiscal year ended June 30, 2010, and June 30, 2009, respectively.
Liquidity and Capital Resources
Our primary cash needs have been working capital, capital expenditures, payments under our credit facility and acquisitions. Our primary source of cash for fiscal 2011, 2010, and 2009 was cash provided by operations.
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
As of June 30, 2011, our cash totaled $0.3 million and we had $89.4 million available under the $115.0 million revolving portion of our senior credit facility (after giving effect to the outstanding balance of $25.6 million of standby letters of credit). On August 24, 2011, we repaid this indebtedness and concurrently entered into a new $200 million revolving credit facility. As of such date, we had $115.0 million in borrowings and $61.9 million of availability under this facility (after giving effect to outstanding standby letters of credit of $23.1 million). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our credit facility, which are discussed below.
Our revolving credit facility requires us to maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our senior credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in the revolving credit facility) of at least 1.25 to 1. We were in compliance with such financial covenants as of August 24, 2011.
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

Changes in Cash Flows: 2011 Compared to 2010

	Year Ended June 30,
	2011	2010
	(in millions)
Net cash provided by operating activities	$22.2	$21.0
Net cash used in investing activities	$(16.5)	$(25.1)
Net cash used in financing activities	$(16.5)	$(28.6)
Net cash provided by operating activities increased to $22.2 million for the fiscal year ended June 30, 2011 from $21.0 million for the fiscal year ended June 30, 2010. We had net income of $1.4 million for the fiscal year ended June 30, 2011 compared to a net loss of $13.5 million for the fiscal year ended June 30, 2010. This was partially offset by a large increase in accounts receivable for the fiscal year ended June 30, 2011 related to additional storm work of approximately $19.0 million and non-cash restructuring charges totaling approximately $7.9 million recorded for the fiscal year ended June 30, 2010.
We paid the commercial insurance carrier that administers our partially self-insured individual workers’ compensation, vehicle and general liability insurance programs retrospective premium payment adjustments of $5.2 million in four equal, monthly installments that began in February 2011. Net cash provided by operating activities includes payments of $5.2 million of retrospective insurance premium payments to the commercial insurance carrier for the year ended June 30, 2011. These payments are included in changes in insurance and claims accruals. Retrospective adjustments have historically been prepared annually on a “paid-loss” basis by our commercial insurance carrier. The last retrospective premium payment adjustment from our commercial insurance carrier resulted in a refund to Pike of approximately $0.2 million that was received during December 2009.
Net cash used in investing activities decreased to $16.5 million for the fiscal year ended June 30, 2011 from $25.1 million for the fiscal year ended June 30, 2010. This decrease is primarily due to the acquisition of Klondyke during fiscal 2010. Our cash used for acquisitions during fiscal 2011 and 2010 was $0.1 million and $15.2 million, respectively. This decrease was partially offset by less equipment sales and increased capital expenditures during fiscal 2011. Capital expenditures for both years consisted primarily of purchases of vehicles and equipment used to service our customers.
Net cash used in financing activities was $16.5 million for the fiscal year ended June 30, 2011 compared to net cash provided by financing activities of $28.6 million for the fiscal year ended June 30, 2010. Financing activities for the fiscal year ended June 30, 2011 included $15.5 million of term loan payments and $1.0 million of fees associated with an amendment to our senior credit facility. Our cash used in financing activities during the fiscal year ended June 30, 2010 included $26.0 million of term loan payments and $2.8 million of fees associated with the July 29, 2009 closing of our senior credit facility.
Changes in Cash Flows: 2010 Compared to 2009

	Year Ended June 30,
	2010	2009
	(in millions)
Net cash provided by operating activities	$21.0	$77.3
Net cash (used in) provided by investing activities	$(25.1)	$(45.9)
Net cash provided by (used in) financing activities	$(28.6)	$1.0

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
Capital Expenditures
We routinely invest in vehicles, equipment and technology. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. Capital expenditures were $19.1 million, $17.7 million and $27.3 million for fiscal 2011, 2010 and 2009, respectively. Capital expenditures for all periods consisted primarily of purchases of vehicles and equipment used to service our customers. As of June 30, 2011, we had no material outstanding commitments for capital expenditures. We expect capital expenditures to range from $15 million to $25 million for the year ending June 30, 2012, which could vary depending on the addition of new customers or increased work on existing customer relationships. We intend to fund those expenditures primarily from operating cash flow and available cash and cash equivalents.
EBITDA U.S. GAAP Reconciliation
EBITDA is a non-U.S.GAAP financial measure that represents the sum of net income (loss), income tax expense (benefit), interest expense, depreciation and amortization. EBITDA is used internally when evaluating our operating performance and allows investors to make a more meaningful comparison between our core business operating results on a consistent basis over different periods of time, as well as with those of other similar companies. Management believes that EBITDA, when viewed with our results under U.S. GAAP and the accompanying reconciliation, provides additional information that is useful for evaluating the operating performance of our business without regard to potential distortions. Additionally, management believes that EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA has limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP, such as net income (loss) or cash flow from operating activities, as indicators of operating performance or liquidity. This non-U.S. GAAP measure excludes certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below provides a reconciliation between net income (loss) and EBITDA.

	Year ended June 30,
	2011	2010
	(In millions)
Net income (loss)	$1.4	$(13.5)

Adjustments:
Interest expense	6.6	7.9
Income tax expense (benefit)	1.5	(8.6)
Depreciation and amortization	38.1	35.7

EBITDA	$47.6	$21.5

EBITDA increased 121.3% to $47.6 million for the year ended June 30, 2011 from $21.5 million for the year ended June 30, 2010. EBITDA for the year ended June 30, 2010 was negatively impacted by a $8.9 million pre-tax restructuring charge, comprised of $1.0 million for severance and other termination benefits and a $7.9 million non-cash writedown of fleet and other fixed assets.
Credit Facility
On August 24, 2011, we entered into a new $200 million revolving credit facility that replaced our prior credit facility. Our new revolving credit facility matures in August 2015.
We repaid outstanding term loans and borrowings on the revolver of our old senior credit facility upon entering into our new revolving credit facility. As of June 30, 2011, we had $99.0 million of term loans outstanding under our senior credit facility and our borrowing availability under the $115.0 million revolving portion of our old senior credit facility was $89.4 million (after giving effect to $25.6 million of outstanding standby letters of credit). As of August 24, 2011, we had $115.0 million in borrowings and our availability under our revolving credit facility was $61.9 million (after giving effect to $23.1 million of outstanding standby letters of credit). The obligations under our revolving credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic and first-tier foreign subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, subject to limited exceptions.
Our new revolving credit facility contains a number of other affirmative and restrictive covenants including limitations on dissolutions, sales of assets, investments, indebtedness and liens. Our credit facility requires us to maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our senior credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in the revolving credit facility) of at least 1.25 to 1.0.
Contractual Obligations and Other Commitments
As of June 30, 2011, our contractual obligations and other commitments were as follows:

	Payment Obligations by Fiscal Year Ended June 30,
	Total	2012	2013	2014	2015	2016	Thereafter
	(in millions)
Long-term debt obligations (1)	$99.0	$—	$99.0	$—	$—	$—	$—
Interest payment obligations (2)	4.2	3.8	0.4	—	—	—	—
Operating lease obligations	33.5	8.3	6.4	5.9	4.6	3.8	4.5
Purchase obligations (3)	16.7	16.7	—	—	—	—	—
Deferred compensation (4)	8.3	—	1.7	—	—	—	6.6

Total	$161.7	$28.8	$107.5	$5.9	$4.6	$3.8	$11.1

(1)	Includes only obligations to pay principal, not interest expense. See Note 7 of the consolidated financial statements for details on our new revolving credit facility closed in August 2011.

(2)	Represents estimated interest payments to be made on our variable rate debt. All interest payments assume that principal payments are made as originally scheduled. Interest rates utilized to determine interest payments for variable rate debt are based upon our current term loan interest rate and include the impact of our interest rate swaps. For more information, see Note 7 of the Notes to Consolidated Financial Statements.

(3)	Represents purchase obligations related to materials and subcontractor services for customer contracts.

(4)	For a description of the deferred compensation obligation, see Note 16 of the Notes to Consolidated Financial Statements.
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
Letters of Credit
Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. We use the revolving portion of our senior credit facility to issue letters of credit. As of June 30, 2011, we had $25.6 million of standby letters of credit issued under our credit facility primarily for insurance and bonding purposes. Our ability to obtain letters of credit under the revolving portion of our senior credit facility is conditioned on our continued compliance with the affirmative and negative covenants of our senior credit facility.
Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2011, we had $139.0 million in surety bonds outstanding, and we also had provided collateral in the form of a letter of credit to sureties in the amount of $2.0 million, which is included in the total letters of credit outstanding above. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.
Pike Electric Corporation, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers.

Recent Accounting Pronouncements
Presentation of Comprehensive Income
In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective retrospectively for the Company’s interim period ending September 30, 2012. Early adoption is permitted. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.
Accounting for Goodwill and Intangible Assets
In December 2010, the FASB amended its guidance on goodwill and other intangible assets. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment was effective for the Company’s interim period ended September 30, 2011. The amendment did not have an impact on the Company’s financial position, results of operations or cash flows as we do not have any reporting units with zero or negative carrying amounts.
Accounting for Business Combinations
In December 2010, the FASB issued an accounting standards update for business combinations. This standards update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (July 1, 2011 for Pike). Early adoption is permitted. The adoption of this new guidance is not expected to have a significant impact on our consolidated financial statements.
Disclosures for Fair Value Measurements
In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under U.S. GAAP with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for the Company’s interim period ending September 30, 2012. Early application is not permitted. The Company does not expect the amendment to have a material impact on its financial position, results of operations or cash flows.
In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements was effective for the Company’s interim reporting period ended March 31, 2010. The implementation did not have an impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurements disclosures becomes effective for the Company’s interim reporting period ending September 30, 2011 and the Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

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
Words such as “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “potential,” “continue,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Such risks include, without limitation, those identified under the heading “Risk Factors.” Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to:
•	our belief that there are significant opportunities for our business and the services we provide due to the required future investment in transmission and distribution infrastructure, the expanded development of energy sources and the increased outsourcing of infrastructure services;

•	our belief that our acquisitions of Klondyke and Pine Valley allow us to continue to expand our EPC services in the Western portion of the United States and better compete in markets with unionized workforces;

•	our belief that there is significant demand for first or second generation build-out of electricity infrastructure in developing countries;

•	our belief that the markets in developing countries present opportunities for companies, such as ourselves, with scale, sophistication and size to utilize their skills and equipment in productive and profitable projects;

•	our expectation that we will benefit from the development of new sources of electric power generation;

•	our belief that growth in our markets will be driven by bundling services and marketing these offerings to our large and extensive customer base and new customers and that by offering these services on a turnkey basis, we enable our customers to achieve economies and efficiencies over traditional unbundled services, which should ultimately lead to an expansion of our market share across our existing customer base and provide us the credibility to secure opportunities from new customers;

•	our belief that the United States power system and network reliability will require significant future upkeep given the postponement of maintenance spending in recent years due to the difficult economic conditions, that such upkeep will drive demand for our services and that our leading position in the markets we service will enable us to capitalize on increases in demand for our services;

•	our belief that our existing and potential customers desire a deeper range of service offerings on an ever-increasing scale and that our broad platform of service offerings will enable us to acquire additional market share and further penetrate our existing markets;

•	our belief that our broad platform of service offerings will be attractive to local and regional firms looking to consolidate with a larger company offering a more diversified and complete set of services;

•	our belief that our reputation and experience combined with our broad range of services allows us to opportunistically bid on attractive international projects and that will be other large and financially attractive projects to pursue in international markets over the next few years as developing regions install or develop their electric infrastructure;

•	our belief that we have a unique and strong competitive position in the markets in which we operate resulting from a number of factors including: (i) our position as a leading provider of energy solutions; (ii) our attractive, contiguous presence in key geographic markets; (iii) our long-standing relationships across a high-quality customer base; (iv) our outsourced services-based business model; (v) our position as a recognized leader in storm restoration capabilities; and (vi) our experienced operations management team and their extensive relationships;

•	our belief that we are one of only a few companies offering a broad spectrum of energy solutions that our current and prospective customers increasingly demand;

•	our belief that our management team’s deep industry knowledge, experience and relationships extend our operating capabilities, improve the quality of our services, facilitate access to clients and enhance our strong reputation in the industry;

•	our belief that our customers, especially electric utilities, will expand outsourcing of utility infrastructure services over time;

•	our expectation that a substantial portion of our total revenues will continue to be derived from a limited group of customers given the composition of the investor-owned, municipal and co-operative utilities in our geographic market;

•	our belief that we have a favorable competitive position in our markets due in large part to our ability to execute with respect to the following factors: (i) diversified services including the ability to offer turn-key EPC project services; (ii) customer relationships and industry reputation; (iii) responsiveness in emergency restoration situations; (iv) adequate financial resources and bonding capacity; (v) geographic breadth and presence in customer markets; and (vi) pricing of services, particularly under MSA constraints; and (vii) safety concerns of our crews, customers and the general public;

•	our belief that we are in material compliance with applicable regulatory requirements and have all material licenses required to conduct our operations;

•	our expectation that costs to maintain environmental compliance and/or to address environmental issues will not have a material adverse effect on our results of operations, cash flows or financial condition;

•	our belief that our fleet maintenance capabilities, experience and personnel provide us with a competitive advantage;

•	our intention to continue to retain any future earnings rather than paying dividends;

•	our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business will not have a material adverse effect on our results of operation, financial position, or cash flows;

•	our belief that a significant amount of pent-up demand is building and power system reliability is being challenged and that we remain well positioned to benefit from a reacceleration in maintenance spending, which will remain dependent to a large extent on the health of the economy;

•	our expectation that current volatility in the capital markets will not have a material impact on the principal amounts of our cash investments;

•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future and that if we pursue any material acquisitions in the foreseeable future we may need to finance this activity through additional equity or debt financing;

•	our expectation that our capital expenditures will range from $15 million to $25 million for the year ended June 30, 2012 and our intention to fund those expenditures from operating cash flow and available cash and cash equivalents;

•	our belief that it is unlikely that any material claims will be made under a letter of credit in the foreseeable future;

•	our belief that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future;

•	our expectation that certain recent accounting pronouncements will have no material effect on our consolidated financial statements;

•	our belief that contamination at our owned property in Georgia occurred before we purchased the property and that the remediation of the site is substantially complete;

•	our expectation that the goodwill recognized in our acquisition of Klondyke will be amortizable for tax purposes;

•	our expectation that our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance and our belief that this is subject to a certain extent on general economic, financial, competitive, legislative, regulatory and other factors beyond our control;

•	the possibility that if we fail to comply with the covenants contained in our revolving credit facility, we may be unable to access the revolving portion of our credit facility upon which we depend for letters of credit and other short-term borrowings and that this would have a negative impact on our liquidity and could require us to obtain alternative short-term financing;

•	our expectation that our gross profit and operating income (loss) would be negatively affected if diesel prices rise due to additional costs that we may not fully recover through increases in prices to customers; and

•	our expectation that the net amount of the existing losses in OCI at June 30, 2011 unclassified into net income (loss) over the next twelve months will be approximately $150,000.
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
We periodically enter into interest rate swaps to decrease our exposure to interest rate volatility. We currently have two active interest rate swaps, both with notional amounts of $20 million. One has a fixed rate of 1.1375% and the other has a fixed rate of 1.0525%. Based on our credit facility’s margin interest rate of 1.6875% at June 30, 2011, these swap agreements effectively fix the interest rate at 2.58% for $40 million of our term debt. The fair value of the interest rate swaps at June 30, 2011 was reflected on the balance sheet in accrued expenses and other for $0.3 million.
Based on our outstanding debt of $99.0 million at June 30, 2011 and after including the impact of our active interest rate swaps, a hypothetical change in the annual interest rate of 100 basis points would result in a change in annual cash interest expense of $0.6 million. Actual changes in interest rates may differ materially from the hypothetical assumptions used in computing this exposure.
Diesel Fuel Risk
We have a large fleet of vehicles and equipment that primarily use diesel fuel. As a result, we have market risk for changes in diesel fuel prices. If diesel prices rise, our gross profit and operating income (loss) would be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers.
We periodically enter into diesel fuel swaps and fixed-price forward contracts to decrease our price volatility. We currently hedge approximately 56% of our diesel fuel usage with prices ranging from $3.00 to $3.99 per gallon at a weighted-average price of $3.73 per gallon. Our goal is to maintain our hedged positions at 50% to 80% of our annual volumes on a rolling basis. The fair value of the diesel fuel swaps at June 30, 2011 was approximately $0.9 million.
Based on our projected fuel usage for fiscal 2011 and after including the impact of our active diesel fuel swaps, a $0.50 change in the price per gallon of diesel fuel would change our annual cost of operations by approximately $1.6 million. Actual changes in costs of operations may differ materially from the hypothetical assumptions used in computing this exposure.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of June 30, 2011.
Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal controls over financial reporting. Ernst & Young LLP has issued their report on the effectiveness of internal control over financial reporting which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Pike Electric Corporation

We have audited the accompanying consolidated balance sheets of Pike Electric Corporation as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pike Electric Corporation at June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pike Electric Corporation’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 6, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, North Carolina
September 6, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Pike Electric Corporation

We have audited Pike Electric Corporation’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pike Electric Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pike Electric Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pike Electric Corporation as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2011 of Pike Electric Corporation and our report dated September 6, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, NC

September 6, 2011

PIKE ELECTRIC CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$311	$11,133
Accounts receivable from customers, net	80,902	64,672
Costs and estimated earnings in excess of billings on uncompleted contracts	49,266	50,215
Inventories	8,338	6,401
Prepaid expenses and other	16,044	9,115
Deferred income taxes	7,969	10,526

Total current assets	162,830	152,062
Property and equipment, net	177,682	194,885
Goodwill	110,893	114,778
Other intangibles, net	38,353	38,527
Deferred loan costs, net	2,005	3,021
Other assets	1,846	2,105

Total assets	$493,609	$505,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,079	$17,484
Accrued compensation	25,474	22,589
Billings in excess of costs and estimated earnings on uncompleted contracts	12,224	8,925
Accrued expenses and other	8,185	6,112
Current portion of insurance and claim accruals	12,526	23,422

Total current liabilities	78,488	78,532
Long-term debt	99,000	114,500
Insurance and claim accruals	6,621	6,005
Deferred compensation	6,140	5,844
Deferred income taxes	46,179	48,170
Other liabilities	2,792	2,859
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 33,666 and 33,544 shares issued and outstanding at June 30, 2011 and 2010, respectively	6,427	6,427
Additional paid-in capital	161,586	158,030
Accumulated other comprehensive loss, net of taxes	(178)	(142)
Retained earnings	86,554	85,153

Total stockholders’ equity	254,389	249,468

Total liabilities and stockholders’ equity	$493,609	$505,378

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2011	2010	2009

Revenues	$593,858	$504,084	$613,476
Cost of operations	525,915	456,317	503,203

Gross profit	67,943	47,767	110,273
General and administrative expenses	57,675	51,994	50,248
Loss on sale and impairment of property and equipment	751	1,239	2,116
Restructuring expenses	—	8,945	—

Income (loss) from operations	9,517	(14,411)	57,909
Other expense (income):
Interest expense	6,608	7,908	9,258
Other, net	(55)	(298)	(1,552)

Total other expense	6,553	7,610	7,706

Income (loss) before income taxes	2,964	(22,021)	50,203
Income tax expense (benefit)	1,563	(8,562)	18,634

Net income (loss)	$1,401	$(13,459)	$31,569

Earnings (loss) per share:
Basic	$0.04	$(0.41)	$0.96

Diluted	$0.04	$(0.41)	$0.94

Shares used in computing earnings per share:
Basic	33,399	33,132	33,023

Diluted	33,996	33,132	33,741

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common		Additional	Other		Total
	Stock	Common	Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Stock	Capital	(Income) Loss	Earnings	Equity

Balance June 30, 2008	33,183	$6,427	$148,288	$(806)	$67,043	$220,952
Employee stock compensation plans, net	279	—	4,747	—	—	4,747
Comprehensive income:
Net income	—	—	—	—	31,569	31,569
Loss on derivative instruments, net of income taxes of ($194)	—	—	—	(303)	—	(303)

Total comprehensive income	—	—	—	(303)	31,569	31,266

Balance June 30, 2009	33,462	$6,427	$153,035	$(1,109)	$98,612	$256,965
Employee stock compensation plans, net	82	—	4,995	—	—	4,995
Comprehensive income:
Net loss	—	—	—	—	(13,459)	(13,459)
Gain on derivative instruments, net of income taxes of $615	—	—	—	967	—	967

Total comprehensive loss	—	—	—	967	(13,459)	(12,492)

Balance June 30, 2010	33,544	$6,427	$158,030	$(142)	$85,153	$249,468
Employee stock compensation plans, net	122	—	3,556	—	—	3,556
Comprehensive income:
Net income	—	—	—	—	1,401	1,401
Loss on derivative instruments, net of income taxes of ($23)	—	—	—	(36)	—	(36)

Total comprehensive income	—	—	—	(36)	1,401	1,365

Balance June 30, 2011	33,666	$6,427	$161,586	$(178)	$86,554	$254,389

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,401	$(13,459)	$31,569
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,033	35,672	36,564
Non-cash interest expense	2,303	2,082	1,534
Deferred income taxes	174	(6,506)	(389)
Loss on sale and impairment of property and equipment	751	1,239	2,116
Restructuring charges, non-cash	—	7,938	—
Equity compensation expense	4,102	4,836	3,437
Excess tax benefit from stock-based compensation	—	(18)	(255)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(15,281)	(7,501)	16,631
Inventories, prepaid expenses and other	(9,603)	440	(1,357)
Insurance and claim accruals	(10,280)	(4,350)	(3,085)
Accounts payable and other	10,613	1,996	(5,713)
Deferred compensation	—	(1,402)	(3,709)

Net cash provided by operating activities	22,213	20,967	77,343

Cash flows from investing activities:
Purchases of property and equipment	(19,088)	(17,663)	(27,251)
Business acquisitions, net	(90)	(15,157)	(25,092)
Net proceeds from sale of property and equipment	2,676	7,739	6,462

Net cash used in investing activities	(16,502)	(25,081)	(45,881)

Cash flows from financing activities:
Principal payments on long-term debt	(15,500)	(26,000)	—
Borrowings under revolving credit facility	—	—	84,705
Repayments under revolving credit facility	—	—	(84,705)
Stock option and employee stock purchase activity, net	(42)	201	805
Excess tax benefit from stock-based compensation	—	18	255
Deferred loan costs	(991)	(2,792)	(59)

Net cash (used in) provided by financing activities	(16,533)	(28,573)	1,001

Net (decrease) increase in cash and cash equivalents	(10,822)	(32,687)	32,463
Cash and cash equivalents beginning of year	11,133	43,820	11,357

Cash and cash equivalents end of year	$311	$11,133	$43,820

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended June 30, 2011, 2010 and 2009
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
The following table sets forth our revenue by category of service for the periods indicated:

	For the Years Ended June 30,
	2011		2010		2009
Core services	$529,335	89.1%	$457,448	90.7%	$460,630	75.1%
Storm restoration services	64,523	10.9	46,636	9.3	152,846	24.9

Total	$593,858	100.0%	$504,084	100.0%	$613,476	100.0%

2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Pike Electric Corporation and its wholly owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts; recognition of revenue for costs and estimated earnings in excess of billings on uncompleted contracts; future cash flows associated with long-lived assets; useful lives and salvage values of fixed assets for depreciation purposes; workers compensation and employee benefit liabilities; purchase price allocations; fair value assumptions in analyzing goodwill; income taxes; and fair values of financial instruments. Due to the subjective nature of these estimates, actual results could differ from those estimates. We recorded an approximately $2,000 reduction of costs and estimated earnings in excess of billings on uncompleted contracts during the quarter ended September 30, 2010 that relates to prior periods, the impact of which is not material to any individual prior period or our annual results for fiscal 2011.
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
Allowance for Doubtful Accounts
We provide an allowance for doubtful accounts that represents an estimate of uncollectible accounts receivable. The determination of the allowance includes certain judgments and estimates including our customers’ willingness or ability to pay and our ongoing relationship with the customer. In certain instances, primarily relating to storm restoration work and other high-volume billing situations, billed amounts may differ from ultimately collected amounts. We incorporate our historical experience with our customers into the estimation of the allowance for doubtful accounts. These amounts are continuously monitored as additional information is obtained. Accounts receivable are due from customers located within the United States. Any material change in our customers’ business or cash flows could affect our ability to collect amounts due.
Accounts receivable, net and costs and estimated earnings in excess of billings on uncompleted contracts included allowances for doubtful accounts of $537 and $645 at June 30, 2011 and 2010, respectively. We recorded bad debt (recovery) expense of ($94), $274 and $392 for fiscal 2011, 2010 and 2009, respectively.
Inventories
Inventories consist of machine parts, supplies, small tools and other materials used in the ordinary course of business and are stated at the lower of average cost or market. Inventory located outside the U.S. totaled approximately $1,200 as of June 30, 2011.

Property and Equipment
Property and equipment is carried at cost. Replacements and improvements are capitalized when costs incurred for those purposes extend the useful life of the asset. Maintenance and repairs are expensed as incurred. Depreciation on capital assets is computed using the straight-line method. Internal and external costs incurred to acquire and create internal use software are capitalized and amortized over the useful life of the software. Capitalized software is included in property and equipment on the consolidated balance sheets. Our management makes assumptions regarding future conditions in determining estimated useful lives and potential salvage values, and reviews these assumptions at least annually. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss recognized once the asset is disposed of or classified as “held for sale.”
We review our property and equipment for impairment when events or changes in business conditions indicate the carrying value of the assets may not be recoverable. An impairment of assets classified as “held and used” exists if the sum of the undiscounted estimated future cash flows expected is less than the carrying value of the assets. If this measurement indicates a possible impairment, we compare the estimated fair value of the asset to the net book value to measure the impairment charge, if any. If the criteria for classifying an asset as “held for sale” have been met, we record the asset at the lower of carrying value or fair value, less estimated selling costs. We continually evaluate the depreciable lives and salvage values of our equipment. Property and equipment located outside the U.S. totaled approximately $1,000 as of June 30, 2011.
Goodwill and Other Intangible Assets
We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units as of the first day of our fourth fiscal quarter. For purposes of our fiscal 2011 analysis, we had three reporting units — non-union construction, union construction, and engineering. In evaluating reporting units, we first consider our operating segment and related components in accordance with U.S. GAAP. We allocate goodwill to the reporting units that are expected to benefit from the synergies of the business combinations generating the goodwill. We apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair values of the reporting units to their carrying amounts, including goodwill. If the carrying amount of any reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded.
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
For our annual impairment analysis, we weighted the income and market approaches 70% and 30%, respectively, The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach which is based on multiples of companies that, although comparable, may not have the exact same risk factors as our reporting units. The analysis indicated that, as of the first day of our fourth fiscal quarter, the fair values of each of our reporting units exceeded their respective carrying values in excess of 10%. For our analysis, we also considered various elements of an implied control premium in assessing the reasonableness of the reconciliation of the summation of the fair values of the invested capital of our three reporting units (with appropriate consideration of the interest bearing debt) to the Company’s overall market capitalization and our net book value. This analysis included (i) the current control premium being paid for companies with a similar market capitalization and within similar industries and (ii) certain synergies that a market participant buyer could realize, such as the elimination of potentially redundant costs. Based on these analyses, management determined that the resulting control premium implied in the annual impairment analysis was less than 10% which was within a reasonable range of current market conditions. Based on these analyses, we concluded that goodwill was not impaired.

In addition to goodwill, we identify and value other intangible assets that we acquire in business combinations, such as customer arrangements, customer relationships and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. For customers with whom we have an existing relationship prior to the date of the transaction, we utilize assumptions that a marketplace participant would consider in estimating the fair value of customer relationships that an acquired entity had with our pre-existing customers in accordance with U.S. GAAP. The inputs into goodwill and intangible asset fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value accounting guidance.
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
Insurance and Claim Accruals
The insurance and claim accruals are based on known facts, actuarial estimates and historical trends. We are partially self-insured for individual workers’ compensation, vehicle and general liability, and health insurance claims. To mitigate a portion of these risks, we maintain commercial insurance for individual workers’ compensation and vehicle and general liability claims exceeding $1,000. We also maintain commercial insurance for health insurance claims exceeding $500 per person on an annual basis. We determine the amount of our loss reserves and loss adjustment expenses for self-insured claims based on analyses prepared quarterly that use both company-specific and industry data, as well as general economic information. Our estimates for insurance loss exposures require us to monitor and evaluate our insurance claims throughout their life cycles. Using this data and our assumptions about the emerging trends, we estimate the size of ultimate claims. Our most significant assumptions in forming our estimates include the trend in loss costs, the expected consistency with prior year claims of the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. We also monitor the reasonableness of the judgments made in the prior year’s estimates and adjust current year assumptions based on that analysis.
For the years ended June 30, 2011, 2010 and 2009, respectively, insurance and claims expense was $32,322, $40,001 and $43,437 and was included in cost of operations and general and administrative expenses in the consolidated statements of operations.
Collective Bargaining Agreements
With the acquisition of Klondyke Construction LLC (“Klondyke”) (Note 3), we are now party to various collective bargaining agreements with various unions representing craftworkers performing field construction operations (approximately 1% of our employees as of June 30, 2011). The agreements require Klondyke to pay specified wages and provide certain benefits to their union employees, including contributions to certain multi-employer pension plans and employee benefit trusts. Employer contributions to union employee benefit plans totaled approximately $722 for the year ended June 30, 2011. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms that are similar to the ones contained in the expiring agreements.
Stock-Based Compensation
Share-based payments are recognized in the consolidated financial statements based on their grant date fair values. Share-based compensation expense is recognized over the period the recipient is required to perform the services in exchange for the award (presumptively the vesting period). We value awards with graded vesting as single awards and recognize the related compensation expense using a straight-line attribution method. U.S. GAAP requires that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

Advertising and Promotion Costs
We expense advertising and promotion costs as incurred and these costs are included as a component of general and administrative expenses. Advertising and promotion costs for the years ended June 30, 2011, 2010 and 2009 were $951, $1,180 and $1,184, respectively.
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
Deferred Loan Costs
Deferred loan costs are being amortized over the term of the related debt using the effective-interest method. Accumulated amortization was $14,909 and $12,902 at June 30, 2011 and 2010, respectively. Amortization expense was $2,007, $1,800 and $809 for the years ended June 30, 2011, 2010 and 2009, respectively. Approximately $149 and $209 of the amortization expense for fiscal 2011 and 2010, respectively, is related to unamortized loan costs written off due to term loan prepayments (See Note 7). We had no term loan prepayments during fiscal 2009.
Derivative Instruments
We use certain derivative instruments to enhance our ability to manage risk relating to diesel fuel and interest rate exposure. Our use of derivative instruments is currently limited to interest rate swaps and diesel fuel swaps. These instruments are generally structured as hedges of forecasted transactions or the variability of cash flows to be paid related to a recognized asset or liability (cash flow hedges). We do not enter into derivative instruments for trading or speculative purposes. However, we have entered into diesel fuel swaps to economically hedge future purchases of diesel fuel, for which we have not applied hedge accounting. All derivatives are recognized on the balance sheet at fair value. For those derivative instruments for which we intend to elect hedge accounting, on the date the derivative contract is entered into, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the consolidated balance sheet or to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.
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
Income Taxes
The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

Recent Accounting Pronouncements
Presentation of Comprehensive Income
In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective retrospectively for the Company’s interim period ending September 30, 2012. Early adoption is permitted. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.
Accounting for Goodwill and Intangible Assets
In December 2010, the FASB amended its guidance on goodwill and other intangible assets. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment was effective for the Company’s interim period ended September 30, 2011. The amendment did not have an impact on the Company’s financial position, results of operations or cash flows as we do not have any reporting units with zero or negative carrying amounts.
Accounting for Business Combinations
In December 2010, the FASB issued an accounting standards update for business combinations. This standards update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (July 1, 2011 for Pike). Early adoption is permitted. The adoption of this new guidance is not expected to have a significant impact on our consolidated financial statements.
Disclosures for Fair Value Measurements
In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under U.S. GAAP with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for the Company’s interim period ending September 30, 2012. Early application is not permitted. The Company does not expect the amendment to have a material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements was effective for the Company’s interim reporting period ended March 31, 2010. The implementation did not have an impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurements disclosures becomes effective for the Company’s interim reporting period ending September 30, 2011 and the Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.
3. Acquisitions
Klondyke
On June 30, 2010, we acquired Klondyke based in Phoenix, AZ, for a price of $17,000 ($15,157 net of cash acquired), plus the assumption of certain operating liabilities. Klondyke provides substation and transmission construction and maintenance services. Klondyke also constructs renewable energy generation facilities and provides civil related services. Klondyke’s range of construction services complements our Western U.S. engineering capabilities and enables the continued expansion of our turnkey EPC (engineering, procurement and construction) services.
We completed our analysis of the valuation of the acquired assets and liabilities of Klondyke during the quarter ended December 31, 2010. The purchase price of $17,000 has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values as follows: $6,023 of tangible net assets and $6,300 in identifiable intangible assets, resulting in goodwill of approximately $4,677. The intangible assets recognized are attributable to customer relationships totaling $4,100, non-compete agreements with the seller totaling $1,600, and a trademark totaling $600 and are being amortized over fifteen, three and five years, respectively. All changes in goodwill for the year ended June 30, 2011 are related to purchase price allocation adjustments for Klondyke. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce, and is expected to be amortizable for tax purposes.
The financial results of the operations of Klondyke have been included in our consolidated financial statements since the date of the acquisition. The following unaudited pro forma condensed statement of income data gives effect to the acquisition of Klondyke as if it had occurred on July 1, 2009. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented.

Year ended
June 30,
2010
Revenues	$533,367

Net loss	$(13,593)

Basic loss per common share	$(0.41)

Diluted loss per common share	$(0.41)

Facilities Planning & Siting
On June 30, 2009, we acquired the assets of Facilities Planning & Siting, PLLC (“FPS”). FPS’s civil engineers, Geographic Information Systems analysts, landscape architects and environmental experts, develop site plans for utilities, cooperatives and municipalities. The purchase price of approximately $2,384, including transaction costs, has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values as follows: $108 of tangible assets and $876 in identifiable intangible assets, resulting in goodwill of approximately $1,400. Approximately $1,100 of the goodwill is amortizable for tax purposes.
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

Year ended
June 30,
2009
Revenues	$631,524

Net income	$31,124

Basic earnings per common share	$0.94

Diluted earnings per common share	$0.92

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

As of June 30, 2010 we had received $4,351 in proceeds from the sale of assets written down in connection with the restructuring. The carrying value of the remaining assets to be disposed of in connection with the restructuring was $776 at June 30, 2010 and was included within prepaid expenses and other in the condensed consolidated balance sheets. We completed the disposition of substantially all of the remaining assets during 2011.
All cost restructuring measures in our distribution operations and support services were complete in 2010. Therefore, no activity was recorded during 2011.

5. Property and Equipment
Property and equipment is comprised of the following:

	Estimated Useful	June 30,
	Lives in Years	2011	2010
Land	—	$2,971	$2,971
Buildings	15-39	26,783	26,716
Vehicles	5-12	229,208	229,034
Machinery and equipment	3-19	78,731	77,219
Office equipment, furniture and software	3-7	27,862	25,784

Total		365,555	361,724
Less: accumulated depreciation		(187,873)	(166,839)

Property and equipment, net		$177,682	$194,885

Depreciation expense for the years ended June 30, 2011, 2010, and 2009 was $33,559, $31,383, and $32,939, respectively.
Expenses for maintenance and repairs of property and equipment were $28,583, $27,883, and $34,609 for the years ended June 30, 2011, 2010, and 2009, respectively.
Amounts reported as loss on sale and impairment of property and equipment relate primarily to the sale of aging, damaged or excess fleet equipment. Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market. The carrying value of assets held for sale was $168 and $898 at June 30, 2011 and 2010, respectively, and is included in prepaid expenses and other in the consolidated balance sheets. Substantially all of the assets held for sale at June 30, 2011 are expected to be sold in the next twelve months.
6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for fiscal year 2010 and 2011 are as follows:

Amount
Goodwill at June 30, 2009	$106,865
Acquisition of Klondyke and acquisition adjustments related to FPS	7,913

Goodwill at June 30, 2010	$114,778

Acquisition adjustments related to Klondyke	(3,885)

Goodwill at June 30, 2011	$110,893

We have recorded no impairment losses related to goodwill and have no intangibles with indefinite lives other than goodwill.

Other amortizable intangible assets are comprised of:

	Customer		Customer		Non-Compete
	Relationships		Arrangements		Agreements		Trademarks		Total
	June 30,		June 30,		June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Gross carrying value	$50,706	$48,106	$6,990	$6,990	$8,090	$6,990	$600	$—	$66,386	$62,086
Accumulated amortization	(15,219)	(12,160)	(6,990)	(6,990)	(5,704)	(4,409)	(120)	—	(28,033)	(23,559)

Net intangible assets	$35,487	$35,946	$—	$—	$2,386	$2,581	$480	$—	$38,353	$38,527

Amortization expense related to intangible assets for the years ended June 30, 2011, 2010, and 2009 was $4,474, $4,289, and $3,625, respectively.
Estimated future amortization expense related to intangible assets is as follows:

Years Ended June 30,	Amount
2012	$3,934
2013	3,995
2014	2,798
2015	2,688
2016	2,447
Thereafter	22,491

Total	$38,353

7. Debt
Debt consisted of the following at June 30, 2011 and 2010:

	June 30,
	2011	2010
Revolving credit facility	$—	$—

Long-term debt:
$300 million term loan	$63,088	$72,966
$150 million term loan	35,912	41,534

	99,000	114,500
Less: current portion	—	—

Long-term debt	$99,000	$114,500

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

On August 30, 2010, we entered into an amendment to the Restated Credit Agreement, which: (i) amended the required leverage ratio to be no more than 3.75 to 1.00 for the fiscal quarters ending June 30, 2010 through March 31, 2011 and 3.25 to 1.00 for the fiscal quarter ending June 30, 2011 and thereafter; (ii) waived non-compliance with the leverage ratio covenant prior to giving effect to the foregoing amendment with regard to the quarter ending June 30, 2010; and (iii) added Qualified Remedial Expenses (as defined in the first amendment) into the calculation of Consolidated EBITDA in the restated credit agreement. The Qualified Remedial Expenses are primarily related to a fiscal 2010 environmental matter, which has been settled, and for which expenses of $3,272 are included in costs of operations for the year ended June 30, 2010.
We paid and capitalized $3,842 of fees related to the Restated Credit Agreement that are being amortized on a straight-line basis as part of interest expense over the remaining term of the revolving facility. During the three months ended September 30, 2009, we immediately recognized expense for $112 in deferred loan costs associated with the Original Credit Facility, which was related to costs assigned to parties not involved in the amended revolving facility. In addition to the fees to be amortized related to our revolving credit facility, we continue to amortize, over the remaining term of the related debt using the effective-interest method, $13,071 in deferred loan costs related to the Original Credit Facility. At June 30, 2011 and 2010, accumulated amortization related to all deferred loan costs was $14,909 and $12,902, respectively.
In addition to the revolving facility, the Restated Credit Agreement includes a $300,000 term loan due July 1, 2012 and a $150,000 term loan due December 10, 2012, of which we had $99,000 and $114,500 outstanding at June 30, 2011 and 2010, respectively. The Restated Credit Agreement is secured by substantially all of our assets and contains a number of affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens and restricted payments, and a requirement to maintain certain financial ratios. Pursuant to the terms of the Restated Credit Agreement, we may prepay any loans under the agreement in whole or in part without penalty.
The term loans bear interest at a variable rate at our option of either (a) the Alternate Base Rate, defined as the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus a margin ranging from 0.50% to 0.75% or (b) LIBOR plus a margin ranging from 1.50% to 1.75%. The margins are applied based on our leverage ratio, which is computed quarterly. At June 30, 2011, the LIBOR margin was 1.50%. At June 30, 2011, our interest rate for both term loans was 1.69%.
Advances made under the revolving facility bear interest at a variable rate at our election of either (a) the Alternate Base Rate as defined, plus a margin ranging from 2.50% to 3.00% or (b) LIBOR plus a margin ranging from 3.50% to 4.00%. The margins are applied based on our leverage ratio, which is computed quarterly. At June 30, 2011, the LIBOR margin was 3.50%. The borrowing availability under the revolving credit facility was $89,426 as of June 30, 2011 (after giving effect to outstanding standby letters of credit of $25,574). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of the Restated Credit Agreement, as amended. We are subject to a commitment fee of 0.75% and letter of credit fees between 3.75% and 4.25% based on our leverage ratio.
On August 24, 2011, we entered into a new $200,000 revolving credit facility that replaced our prior credit facility. Our new revolving credit facility matures in August 2015. We paid off outstanding term loans and borrowings on the revolver of our old senior credit facility upon entering into our new revolving credit facility. The obligations under our new revolving credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic and first-tier foreign subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, subject to limited exceptions.
Borrowings under the new revolving credit facility bear interest at a variable rate at our option of either (a) the Base Rate, defined as the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or LIBOR plus 1.0%, plus a margin ranging from 0.50% to 1.5% or (b) LIBOR plus a margin ranging from 2.00% to 3.00%. The margins are applied based on our leverage ratio, which is computed quarterly. We are subject to a commitment fee of 0.5% and letter of credit fees between 2.00% and 3.00% based on our leverage ratio. We are also subject to letter of credit fronting fees of 0.125% per annum for amounts available to be withdrawn. Total costs associated with the new revolving credit facility are approximately $1,800 including the commitment fee, which will be capitalized and amortized over the term of the debt using the effective interest method.

Our new revolving credit facility contains a number of other affirmative and restrictive covenants including limitations on dissolutions, sales of assets, investments, and indebtedness and liens. The credit facility also requires us to maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our senior credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in the revolving credit facility),of at least 1.25 to 1.0. We wrote-off approximately $1,700 of unamortized deferred loan costs as additional interest expense in August 2011 related to the old credit facility in connection with its termination at such time.
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
Cash paid for interest expense totaled $4,232, $6,223, and $7,982 for the years ended June 30, 2011, 2010, and 2009, respectively. Interest costs capitalized for the year ended June 30, 2011, 2010 and 2009 were $23, $259, and $232, respectively.
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
Effective May 2010, we entered into an interest rate swap agreement (the “May 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The May 2010 Swap will expire in May 2012. Under the May 2010 Swap agreement, we paid a fixed rate of 1.1375% and received a rate equivalent to the thirty-day LIBOR, adjusted monthly. The May 2010 swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the May 2010 Swap for the fiscal years ended June 30, 2011 or 2010.

Effective June 2010, we entered into an interest rate swap agreement (the “June 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The June 2010 Swap will expire in June 2012. Under the June 2010 Swap agreement, we paid a fixed rate of 1.0525% and received a rate equivalent to the thirty-day LIBOR, adjusted monthly. The June 2010 swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the June 2010 Swap for the fiscal years ended June 30, 2011 or 2010.
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
Diesel Fuel Risk
We have a large fleet of vehicles and equipment that primarily uses diesel fuel. As a result, we have market risk for changes in diesel fuel prices. If diesel prices rise, our gross profit and operating income (loss) could be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers.
We periodically enter into diesel fuel swaps to decrease our price volatility. As of June 30, 2011, we had hedged approximately 56% of our next 12 months of projected diesel fuel purchases at prices ranging from $3.00 to $3.99 per gallon. We are not currently utilizing hedge accounting for any active diesel fuel derivatives.
Balance Sheet and Statement of Operations Information
The fair value of derivatives at June 30, 2011 and 2010 is summarized in the following table:

		Asset Derivatives		Liability Derivatives
		Fair Value	Fair Value	Fair Value	Fair Value
		at June 30,	at June 30,	at June 30,	at June 30,
	Balance Sheet Location	2011	2010	2011	2010
Derivatives designated as hedging instruments under U.S. GAAP:
Interest rate swaps	Accrued expenses and other	$—	$—	$291	$245

Total derivatives designated as hedging instruments under U.S. GAAP		$—	$—	$291	$245

Derivatives not designated as hedging instruments under U.S. GAAP:
Diesel fuel swaps (gross) (1)	Prepaid expenses and other	$888	$169	$—	$—
Diesel fuel swaps (gross) (1)	Accrued expenses and other	—	—	—	166

Total derivatives not designated as hedging instruments under U.S. GAAP		$888	$169	$—	$166

Total derivatives		$888	$169	$291	$411

(1)	The fair values of asset and liability derivatives with the same counterparty are netted on the balance sheet.

The effects of derivative instruments, net of tax, on the consolidated statements of operations for the fiscal years ended June 30, 2011 and 2010 are summarized in the following tables:
Derivatives designated as cash flow hedging instruments under U.S. GAAP:

			Location of Gain (Loss)	Amount of Gain (Loss)
	Amount of Gain (Loss)		Reclassified from	Reclassified from
	Recognized in OCI		Accumulated OCI into	Accumulated OCI into
For the Year Ended June 30,	(Effective Portion)		Income (Loss)	Income (Loss)
	2011	2010		2011	2010
Interest rate swaps	$(36)	$967	Interest expense	$(206)	$(1,077)

Totals	$(36)	$967		$(206)	$(1,077)

Derivatives not designated as cash flow hedging instruments under U.S. GAAP:

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
For the Year Ended June 30,	in Income (Loss)	Recognized in Income (Loss)
		2011	2010
Diesel fuel swaps	Cost of operations	$884	$317

Total		$884	$317

During the years ended June 30, 2011, 2010, and 2009, we had no cash flow hedge ineffectiveness.
For the years ended June 30, 2011, 2010, and 2009, there were no reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.
Accumulated OCI
For the interest rate swaps, the following table summarizes the net derivative gains or losses, net of taxes, deferred into accumulated OCI and reclassified to income (loss) for the periods indicated below.

	For the Year Ended
	June 30,
	2011	2010
Net accumulated derivative loss deferred at beginning of period	$(142)	$(1,109)
Deferral of net derivative loss in accumulated other comprehensive loss	(242)	(110)
Reclassification of net derivative loss against income	206	1,077

Net accumulated derivative loss deferred at end of period	$(178)	$(142)

At June 30, 2011 and June 30, 2010, accumulated OCI associated with interest rate swaps qualifying for hedge accounting treatment was ($178) and ($142), respectively, net of income tax effects. At June 30, 2011 and 2010, there was no accumulated OCI associated with diesel fuel swaps as we are not utilizing hedge accounting for any such swaps.
The estimated net amount of the existing losses in OCI at June 30, 2011 expected to be reclassified into net income (loss) over the next twelve months is approximately $150. This amount was computed using the fair value of the cash flow hedges at June 30, 2011 and will differ from actual reclassifications from OCI to net income (loss) during the next twelve months.

9. Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows for the periods presented:

	For the Year Ended June 30,
	2011	2010
Net income (loss)	$1,401	$(13,459)
Change in fair value of interest rate cash flow hedges, net of income taxes of ($23) and $615, respectively	(36)	967

Comprehensive income (loss)	$1,365	$(12,492)

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
As of June 30, 2011 and 2010, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge a portion of our diesel fuel costs and our exposure to interest rate fluctuations. These derivative instruments currently consist of swaps only. See Note 8 for further information on our derivative instruments and hedging activities.
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

At June 30, 2011 and June 30, 2010, the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

Description	June 30, 2011	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$888	$—	$888	$—
Liability:
Interest rate swap agreements	(291)	—	(291)	—

Total	$597	$—	$597	$—

Description	June 30, 2010	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$169	$—	$169	$—
Liability:
Diesel fuel swap agreements	(166)	—	(166)	—
Interest rate swap agreements	(245)	—	(245)	—

Total	$(242)	$—	$(242)	$—

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The carrying value of our debt approximates fair value based on the market-determined, variable interest rates.
Assets and liabilities that are measured at fair value on a nonrecurring basis include assets held for sale and termination benefits to be paid in connection with our restructuring plans (Note 4). Assets held for sale are valued using Level 2 inputs, primarily observed prices for similar assets in the used equipment market. Liabilities measured and recorded for termination benefits are based on the estimated ultimate payment amounts, which approximate fair value as determined using Level 3 inputs.
11. Income Taxes
Income tax expense consisted of the following:

	Years Ended June 30,
	2011	2010	2009
Current	$1,389	$(2,056)	$19,023
Deferred	174	(6,506)	(389)

Total	$1,563	$(8,562)	$18,634

In assessing the value of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the availability of taxable income in carryback periods, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provides a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value, if applicable. The Company has concluded that no valuation allowance is required for deferred tax assets at June 30, 2011 and June 30, 2010, respectively. Significant components of our deferred tax liabilities and assets are as follows:

	June 30,
	2011	2010
Deferred tax liabilities:
Tax over book depreciation	$(49,547)	$(51,260)
Tax over book amortization	(7,887)	(8,858)
Other	(1,653)	(942)

Total deferred tax liabilities	(59,087)	(61,060)

Deferred tax assets:
Deferred compensation	2,381	2,283
Self-insurance accruals	7,887	9,945
Accrued vacation	2,399	2,109
Other	8,210	9,079

Total deferred tax assets	20,877	23,416

Net deferred tax liabilities	$(38,210)	$(37,644)

The differences between the income tax expense and the amounts computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	Years Ended June 30,
	2011		2010		2009
Computed tax at federal statutory rate	$1,037	35.0%	$(7,707)	-35.0%	$17,571	35.0%
State income taxes, net of federal expense (benefit)	308	10.4%	(1,028)	-4.7%	1,799	3.6%
Other	218	7.4%	173	0.8%	(736)	-1.5%

Net income tax expense (benefit)	$1,563	52.8%	$(8,562)	-38.9%	$18,634	37.1%

Cash paid for income taxes totaled $5,414, $556 and $20,203 for the years ended June 30, 2011, 2010 and 2009, respectively.
We have recorded a liability for unrecognized tax benefits related to tax positions taken on various income tax returns. If recognized, the entire amount of unrecognized benefits would impact our effective tax rate.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Years Ended June 30,
	2011	2010	2009
Beginning of year	$146	$146	$558
Increases related to tax positions taken in a prior period	—	—	75
Decreases related to tax positions taken in a prior period	—	—	(120)
Decreases relating to settlements with taxing authorities	—	—	(367)

End of year	$146	$146	$146

Effective income tax rates of 52.8% and (38.9%) for the years ended June 30, 2011 and June, 2010, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including state income taxes, changes in permanent differences primarily related to Internal Revenue Code Section 162(m) deduction limitations for compensation and meals and entertainment for fiscal 2011, and the relative size of our consolidated income (loss) before income taxes.

The Internal Revenue Service has completed its examination of our federal income tax returns through the year ended June 30, 2007. With few exceptions, our state income tax returns are subject to examination for the year ended June 30, 2006 and forward.
We have elected to recognize interest and penalties related to income tax matters in the income tax provision. Interest and penalties were minor for all periods presented, and as of June 30, 2011 and 2010, there were no significant amounts accrued for interest or penalties related to uncertain tax positions.
12. Employee Benefit Plans and Other Postretirement Benefits
We sponsor a defined contribution plan that covers all full-time employees who have completed a minimum of two months of employment. Contributions relating to the defined contribution plan will be made based upon the plan’s provisions. Additional amounts may be contributed at the option of our board of directors. Our contributions were $1,898, $1,872, and $2,084 for the years ended June 30, 2011, 2010, and 2009, respectively.
We also maintain a postretirement plan that provides health benefits and certain other benefits for certain retired officers who retire on or after age 55 with at least 10 years of continuous service. We intend to maintain the insurance for all of the officers during their eligible retirement years. We retain the right to modify or eliminate these benefits. The liability for these benefits totaled $2,090 and $1,380 as of June 30, 2011 and 2010, respectively.
13. Stock-Based Compensation
Overview
In connection with our initial public offering, we adopted the 2005 Omnibus Compensation Plan (the “2005 Plan”) in July 2005. We adopted the 2008 Omnibus Compensation Plan (the “2008 Plan” and, together with the 2005 Plan, the “Omnibus Plans”) in fiscal year 2008 in anticipation of future compensation-related equity awards. The Omnibus Plans authorize our Board of Directors to grant various types of awards to directors, officers, employees and consultants, including stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, cash incentive awards, deferred share units and other equity-based or equity-related awards. To date all equity awards under the Omnibus Plans have consisted of nonqualified stock options, restricted stock and restricted stock units.
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

We recorded non-cash expense related to our stock-based compensation plans of $4,102, $4,836, and $3,437 for the years ended June 30, 2011, 2010, and 2009, respectively, all of which is included in general and administrative expenses in the consolidated statements of operations. The total income tax benefit associated with non-cash stock compensation expense was $1,602, $1,889, and $1,342 for the years ended June 30, 2011, 2010, and 2009, respectively. As of June 30, 2011, there were 1,461 shares available for future issuance under our stock-based compensation plans.
Stock Options
For purposes of determining compensation expense for stock option awards, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model for options granted during fiscal 2011, 2010 and 2009 were as follows:

	Years ended June 30,
	2011	2010	2009
Dividend yield	—	—	—
Risk-free interest rate	1.26% - 2.54%	2.65% - 2.74%	1.87% - 3.00%
Expected volatility	0.41 - 0.44	0.45	0.38
Expected life	5.5 - 6.5 years	6.0 - 6.5 years	6.0 years
The dividend yield assumption is based on our current intent not to issue dividends. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. As of July 1, 2010, we began to use our historical volatility as a basis for our expected volatility. Prior to that, we had limited trading history beginning July 27, 2005 and had based our expected volatility on the average long-term historical volatilities of peer companies. We are using the “simplified method” to calculate expected holding periods, which represents the period of time that options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence that our calculations based on such experience will be reliable.
A summary of stock option activity for the year ended June 30, 2011, is presented as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Life (years)	Value
Options outstanding, June 30, 2010	3,349	$10.33
Exercised	(41)	$4.90
Forfeited	(122)	$14.24
Granted	413	$9.26

Options outstanding, June 30, 2011	3,599	$10.14	4.9	$5,119

Options vested and expected to vest, June 30, 2011	3,536	$10.13	4.8	$5,113

Options exercisable, June 30, 2011	2,743	$5.25	2.3	$5,037

The weighted-average grant-date fair value of options granted during fiscal 2011, 2010, and 2009 was $4.16, $5.33, and $4.19, respectively. The total intrinsic value of options exercised during fiscal 2011, 2010, and 2009 was $206, $3, and $415, respectively. The total fair value of shares vested during fiscal 2011, 2010, and 2009 was $4,249, $3,620, and $5,284, respectively.
As of June 30, 2011, there was $2,833 of unrecognized compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.1 years.
Cash received from option exercises for the years ended June 30, 2011, 2010, and 2009 was $201, $16, and $242, respectively. The actual tax benefit realized from option exercises totaled $81, $1, and $225 for the years ended June 30, 2011, 2010, and 2009, respectively.

Other Stock-Based Compensation
A summary of restricted stock activity for the year ended June 30, 2011 is presented below:

		Weighted
		Average Grant-
	Shares	Date Fair Value
Non-vested shares, June 30, 2010	537	$12.62
Granted	234	$8.31
Vested	(306)	$12.64
Forfeited	(11)	$13.20

Non-vested shares, June 30, 2011	454	$10.37

The fair value of restricted stock awards is estimated based on the average of our high and low stock price on the date of grant, and, for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for estimated forfeitures. As of June 30, 2011, there was $2,716 of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the years ended June 30, 2011, 2010, and 2009 was $2,590, $1,019, and $149, respectively.
Employee Stock Purchase Plan
In September 2005, we adopted an Employee Stock Purchase Plan (the “ESPP”) that was approved by stockholders in December 2005. Under the ESPP, shares of our common stock are purchased during offerings commencing on January 1 of each year. The first offering period under the ESPP commenced on January 1, 2006. Shares are purchased at three-month intervals at 95% of the fair market value on the last trading day of each three-month purchase period. Employees may purchase shares having a value not exceeding 20% of their annual compensation, or $25, whichever is less. During the fiscal year ended June 30, 2011, employees purchased 57 shares at an average price of $8.05 per share. During the fiscal year ended June 30, 2010, employees purchased 53 shares at an average price of $9.41 per share. During the fiscal year ended June 30, 2009, employees purchased 51 shares at an average price of $11.10 per share. At June 30, 2011, there were 237 shares of common stock reserved for future issuance under the ESPP.
14. Earnings (Loss) Per Share
The following table sets forth the calculations of basic and diluted earnings per share:

	Years Ended June 30,
	2011	2010	2009
Basic:
Net income (loss)	$1,401	$(13,459)	$31,569

Weighted average common shares	33,399	33,132	33,023

Basic earnings (loss) per share	$0.04	$(0.41)	$0.96

Diluted:
Net income (loss)	$1,401	$(13,459)	$31,569

Weighted average common shares	33,399	33,132	33,023
Potential common stock arising from stock options and restricted stock	597	—	718

Weighted average common shares — diluted	33,996	33,132	33,741

Diluted earnings (loss) per share	$0.04	$(0.41)	$0.94

All outstanding options and restricted stock awards were excluded from the calculation of diluted earnings per share for the fiscal year ended June 30, 2010, because their effect would have been anti-dilutive. Outstanding options and restricted stock awards equivalent to 2,112 and 1,465 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended June 30, 2011 and 2009, respectively, because their effect would have been anti-dilutive.
15. Leases
We lease various technology hardware; real estate used as engineering offices, satellite offices or storage facilities; various vehicles and equipment; and two airplanes under operating leases with terms ranging from one to ten years. We also rent various vehicles and equipment on short-term, month-to-month lease agreements. Many of these leases have automatic renewal features and we have no material escalation clauses. At June 30, 2011, the future minimum lease payments under the operating leases are as follows:

2012	$8,305
2013	6,451
2014	5,867
2015	4,585
2016	3,762
Thereafter	4,578

$33,548

Rent expense related to operating leases was approximately $8,042, $7,653, and $4,986 for the years ended June 30, 2011, 2010, and 2009, respectively. We do not have any leases that are classified as capital leases for any of the periods presented in these financial statements.
16. Deferred Compensation
In March 2011, we established a new deferred compensation plan for the purpose of providing certain employees with the opportunity to defer certain payments of base salary and annual bonuses, and receive employer contributions, in accordance with the terms and provisions of the plan agreement. Amounts deferred under this plan by an employee will not be taxable to the employee for income tax purposes until the time actually received by the employee. We consider disclosures related to these benefits immaterial to the consolidated financial statements and related notes.
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
Accretion of interest on deferred compensation liabilities was $296, $282, and $725 for the years ended June 30, 2011, 2010, and 2009, respectively, and is included in interest expense on the consolidated statements of operations.

The following table sets forth the approximate amounts of deferred compensation remaining to be paid in each of the five years ended June 30 and thereafter:

2012	—
2013	1,659
2014	—
2015	—
2016	—
Thereafter	6,602

Total	8,261
Less amount representing interest	(2,121)

Present value of expected payments	6,140
Less current portion	—

Deferred compensation, net of current portion	$6,140

17. Financial Instruments
Concentrations of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Due to the high-credit quality of our customers, credit risk relating to accounts receivable is limited and credit losses have generally been within management’s estimates. We perform periodic credit evaluations of our customers’ financial condition, but generally do not require collateral. Duke Energy accounted for approximately 20%, 22%, and 20% of our total revenues for fiscal 2011, 2010, and 2009, respectively. The planned merger of Duke Energy and Progress Energy would increase our concentration with one customer. Approximately 26.4%, 29.1%, and 22.5% of our fiscal 2011, 2010, and 2009 revenues, respectively, were provided to Duke Energy and Progress Energy. We had accounts receivable from one customer of $10,138 at June 30, 2011. We had accounts receivable from two customers of $6,886 and $5,823, respectively, at June 30, 2010.
At June 30, 2011 and 2010, we had cash in excess of federally insured limits on deposit with financial institutions of approximately $3,068 and $8,398, respectively.
Off-Balance Sheet Risk
For June 30, 2011 and 2010, we had letters of credit outstanding totaling $25,574 and $24,640, respectively, as required by our workers’ compensation, general liability and vehicle liability insurance providers and to the surety bond holder.
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
Purchase Obligations
As of June 30, 2011, we had $16,664 in purchase obligations related to materials and subcontractor services for customer contracts, all of which are expected to be completed within 12 months.
Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2011, we had $138,972 in surety bonds outstanding, and we also had provided collateral in the form of letters of credit to sureties in the amount of $2,000. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Electric Corporation, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers.
Collective Bargaining Agreements
With the acquisition of Klondyke (Note 3), we are now party to various collective bargaining agreements with various unions representing craftworkers performing field construction operations. The agreements require Klondyke to pay specified wages, provide certain benefits to Klondyke’s union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. If Klondyke withdrew from, or otherwise terminated participation in, one or more multi-employer pension plans or the plans were to otherwise become underfunded, Klondyke could be assessed liabilities for additional contributions related to the underfunding of these plans. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.
Indemnities
We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of June 30, 2011, we do not believe that any future indemnity claims against us would have a material adverse effect on our results of operations, financial position or cash flows.

20. Quarterly Data — Unaudited
The following table presents the quarterly operating results for the years ended June 30, 2011 and 2010:

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
Fiscal 2011:
Revenues	$128,759	$148,563	$153,825	$162,712
Gross profit	11,723	16,638	16,409	23,174
Net (loss) income (1)	(2,290)	1,021	620	2,050
Basic (loss) income per share	$(0.07)	$0.03	$0.02	$0.06
Diluted (loss) income per share	$(0.07)	$0.03	$0.02	$0.06

Fiscal 2010:
Revenues	$127,220	$135,198	$120,931	$120,735
Gross profit	11,695	16,936	10,431	8,705
Net loss (2)	(2,705)	(4,703)	(2,031)	(4,020)
Basic loss per share	$(0.08)	$(0.14)	$(0.06)	$(0.12)
Diluted loss per share	$(0.08)	$(0.14)	$(0.06)	$(0.12)

(1)	In the first quarter of fiscal 2011, we recorded an approximately $2,000 reduction of costs and estimated earnings in excess of billings (Note 1).

(2)	In the second quarter of fiscal 2010, we recorded restructuring expenses of $8,924 (Note 4).
Earnings per share amounts for each quarter are required to be computed independently. As a result their sum may not equal the total year basic and diluted earnings per share.
21. Subsequent Events
On August 1, 2011, we completed the acquisition of Pine Valley Power, Inc (“Pine Valley”), a privately-held company located in Bluffdale, Utah, for $25,535, net of cash acquired of $465. The funding for the purchase consisted of cash from operations and cash borrowed under our revolving credit facility totaling $6,900 and $10,000, respectively, and the issuance of 982,669 shares of the Company’s stock having an aggregate value of $9,100, subject to a working capital adjustment. Pine Valley provides construction and maintenance services to the transmission and distribution, renewable energy, industrial water and mining industries. With the acquisition of Pine Valley, we are party to various collective bargaining agreements with various unions representing craftworkers performing field construction operations similar to Klondyke’s operations discussed in Note 19.
On August 24, 2011, we entered into a new $200,000 revolving credit facility that replaced our prior credit facility. Our new revolving credit facility matures in August 2015. We repaid outstanding term loans and borrowings on the revolver of our old senior credit facility upon entering into our new revolving credit facility. The obligations under our new revolving credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic and first-tier foreign subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, subject to limited exceptions.

Borrowings under the new revolving credit facility bear interest at a variable rate at our option of either (a) the Base Rate, defined as the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or LIBOR plus 1.0%, plus a margin ranging from 0.50% to 1.5% or (b) LIBOR plus a margin ranging from 2.00% to 3.00%. The margins are applied based on our leverage ratio, which is computed quarterly. We are subject to a commitment fee of 0.5% and letter of credit fees between 2.00% and 3.00% based on our leverage ratio. We are also subject to letter of credit fronting fees of 0.125% per annum for amounts available to be withdrawn. Total costs associated with the new revolving credit facility are approximately $1,800 including the commitment fee, which will be capitalized and amortized over the term of the debt using the effective interest method.
Our new revolving credit facility contains a number of other affirmative and restrictive covenants including limitations on dissolutions, sales of assets, investments, and indebtedness and liens. Our credit facility includes a requirement that we maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our senior credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in the revolving credit facility),of at least 1.25 to 1.0. We also wrote-off approximately $1,700 of unamortized deferred loan costs as additional interest expense related to the old credit facility in August 2011.

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
There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For information with respect to our executive officers, see “Executive Officers” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to our Directors, see the “Proposal 1 — Election of Directors” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to the Audit Committee of the Board of Directors, see the “Corporate Governance — Board Committees” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.
We have adopted a written code of conduct, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act (the “Code of Ethics”). The Code of Ethics applies to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and any other person performing similar functions. The Code of Ethics is available on our website at www.pike.com. We intend to disclose any substantive amendments to, or waivers from, our Code of Ethics on our website or in a report on Form 8-K. We have filed as exhibits to this Form 10-K the officer certifications required by Section 302 of the Sarbanes-Oxley Act, and we submitted the required annual CEO certification to the NYSE in fiscal 2011 without any qualifications.
There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since October 20, 2010, which is the date of our last proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION
For information with respect to executive and director compensation, see the “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” sections of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plan Information” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For information with respect to certain relationships and related transactions, see the “Related Party Transactions” and “Policy for Review of Related Person Transactions” sections of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which are incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance — Director Independence” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders regarding director independence, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
For information with respect to principal accountant fees and services, see the “Ratification of Appointment of Independent Registered Public Accounting Firm” section of the Proxy Statement for the 2011 Annual Meeting of Stockholders, which is incorporated herein by reference.
Part IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES
a)	Financial Information
(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedule: See “Schedule II — Valuation and Qualifying Accounts” of this Form 10-K.

(3)	Exhibits

See (b) below.
b)	Exhibits

See Exhibit Index on page 85.

c)	Financial Statement Schedules

See a) (3) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE ELECTRIC CORPORATION (Registrant)
Date: September 6, 2011	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Eric Pike J. Eric Pike	Chairman, Chief Executive Officer and President (Principal Executive Officer)	September 6, 2011

/s/ Anthony K. Slater Anthony K. Slater	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 6, 2011

/s/ Jeffrey S. Calhoun Jeffrey S. Calhoun	Chief Accounting Officer (Principal Accounting Officer)	September 6, 2011

/s/ Charles E. Bayless Charles E. Bayless	Director	September 6, 2011

/s/ James R. Helvey III James R. Helvey III	Director	September 6, 2011

/s/ Peter Pace Peter Pace	Director	September 6, 2011

/s/ Robert D. Lindsay Robert D. Lindsay	Director	September 6, 2011

/s/ Daniel J. Sullivan Daniel J. Sullivan	Director	September 6, 2011

/s/ Louis F. Terhar Louis F. Terhar	Director	September 6, 2011

/s/ J. Russell Triedman J. Russell Triedman	Director	September 6, 2011

SCHEDULE II
PIKE ELECTRIC CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009

	Balance at	Charged to			Balance at
	Beginning	Revenue or			End of
Description	of Period	Expense	Deductions		Period
	(in thousands)
Year ended June 30, 2011:
Allowance for doubtful accounts (3)	$813	$110	$(386	)(1)	$537
Insurance claim reserve	31,264	30,521	(41,075	)(2)	20,710

Year ended June 30, 2010:
Allowance for doubtful accounts (3)	$896	$819	$(902	)(1)	$813
Insurance claim reserve	35,939	38,096	(42,771	)(2)	31,264

Year ended June 30, 2009:
Allowance for doubtful accounts (3)	$699	$1,058	$(861	)(1)	$896
Insurance claim reserve	38,857	41,621	(44,539	)(2)	35,939

(1)	Represents uncollectible accounts written off, net of recoveries.

(2)	Represents claim payments for self-insured claims.

(3)	Allowance for doubtful accounts includes reserves for accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts

EXHIBIT INDEX

EXHIBIT
NO.		DESCRIPTION

3.1		Certificate of Incorporation of Pike Electric Corporation (Incorporated by reference to Exhibit 3.1 on our Registration Statement on Form S-1/A filed July 11, 2005)

3.2		Amended and Restated Bylaws of Pike Electric Corporation, as of September 1, 2011 (filed herewith)

4.1		Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 on our Registration Statement on Form S-1/A filed July 22, 2005)

4.2		Senior Indenture (Incorporated by reference to Exhibit 4.1 on our Registration Statement on Form S-3 filed July 16, 2009)

4.3		Subordinated Indenture (Incorporated by reference to Exhibit 4.2 on our Registration Statement on Form S-3 filed July 16, 2009)

10.1
Credit Agreement, dated August 24, 2011, among Pike Electric Corporation, its subsidiaries party thereto, Regions Bank, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed August 30, 2011)

10.2
Security Agreement, dated August 24, 2011, among Pike Electric Corporation, the grantors party thereto, and Regions Bank, as collateral agent (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed August 30, 2011)

10.3
Pledge Agreement, dated August 24, 2011, among Pike Electric Corporation, the pledgors party thereto, and Regions Bank, as collateral agent (Incorporated by reference to Exhibit 10.3 on our Form 8-K filed August 30, 2011)

10.4
Sixth Amendment and Restatement Agreement, dated as of July 29, 2009, to the Amended and Restated Credit Agreement among Pike Electric Corporation, Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed August 3, 2009)

10.5
Second Amended and Restated Credit Agreement, dated as of July 29, 2009, among Pike Electric Corporation, Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed August 3, 2009)

10.6
First Amendment to the Second Amended and Restated Credit Agreement, dated August 30, 2010, among Pike Electric Corporation, Pike Electric, Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed September 3, 2010)

10.7
Stockholders Agreement, dated April 18, 2002, among Pike Holdings, Inc., LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.6 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.8
Addendum, dated June 13, 2005, to the Stockholders Agreement dated April 18, 2002, among Pike Holdings, Inc., LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.13 on our Registration Statement on Form S-1/A filed July 11, 2005)

10.9
Amendment, dated July 21, 2005, to the Stockholders Agreement dated April 18, 2002, among Pike Electric Corporation as successor to Pike Holdings, Inc., LGB Pike II LLC as successor to LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.16 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.10	*	2006 Employee Stock Purchase Plan (Incorporated by reference to Appendix B of our Proxy Statement on Schedule 14A filed October 28, 2005)

10.11	*	2002 Stock Option Plan A (Incorporated by reference to Exhibit 10.2 on our Registration Statement on Form S-1/A filed June 3, 2005)

EXHIBIT
NO.		DESCRIPTION

10.12	*	2002 Stock Option Plan B (Incorporated by reference to Exhibit 10.3 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.13	*	2005 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.15 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.14	*	2008 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed December 11, 2007)

10.15	*	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.11 on our Form 10-K filed September 1, 2009

10.16	*	Form of Restricted Share Award Agreement (Incorporated by reference to Exhibit 10.12 on our Form 10-K filed September 1, 2009)

10.17	*	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.13 on our Form 10-K filed September 1, 2009)

10.18	*	Form of Director Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.14 on our Form 10-K filed September 1, 2009)

10.19	*	Management Incentive Plan (Incorporated by reference to Exhibit 10.15 on our Form 10-K filed September 1, 2009)

10.20	*	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 on our Form S-8 filed February 25, 2011)

10.21	*	Director Compensation Summary (Incorporated by reference to Exhibit 10.1 on our Form 10-Q filed November 9, 2009)

10.22	*
Amended and Restated Employment Agreement between Pike Electric Corporation and J. Eric Pike, dated as of September 24, 2008 (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed September 29, 2008)

10.23	*
First Amendment to Amended and Restated Employment Agreement, dated May 1, 2009, by and between Pike Electric Corporation and J. Eric Pike (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed May 5, 2009)

10.24	*	Form of Employment Agreement between Pike Electric Corporation and its executive officers (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed June 12, 2009)

10.25	*	Form of Indemnification Agreement between Pike Electric Corporation and its Directors (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed May 5, 2009)

21.1		List of subsidiaries of Pike Electric Corporation (filed herewith)

23.1		Consent of Ernst & Young LLP (filed herewith)

31.1		Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2		Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Indicates a management contract or compensatory plan or arrangement.