Form 10-Q
period 2011-09-30
Pike Electric CORP
filed 2011-11-09
CIK 1317577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-32582
PIKE ELECTRIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-3112047
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
100 Pike Way, PO Box 868, Mount Airy, NC 27030
(Address of principal executive offices)
(336) 789-2171
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2011, there were 34,738,456 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	June 30,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,734	$311
Accounts receivable from customers, net	99,754	80,902
Costs and estimated earnings in excess of billings on uncompleted contracts	60,865	49,266
Inventories	9,789	8,338
Prepaid expenses and other	10,033	16,044
Deferred income taxes	8,864	7,969

Total current assets	192,039	162,830
Property and equipment, net	177,572	177,682
Goodwill	122,166	110,893
Other intangibles, net	48,778	38,353
Deferred loan costs, net	1,687	2,005
Other assets	2,095	1,846

Total assets	$544,337	$493,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,951	$20,079
Accrued compensation	20,779	25,474
Billings in excess of costs and estimated earnings on uncompleted contracts	15,431	12,224
Accrued expenses and other	9,202	8,185
Current portion of deferred compensation	1,598	—
Current portion of insurance and claim accruals	15,853	12,526

Total current liabilities	85,814	78,488
Revolving credit facility	132,520	—
Long-term debt	—	99,000
Insurance and claim accruals, net of current portion	5,836	6,621
Deferred compensation, net of current portion	4,993	6,140
Deferred income taxes	45,311	46,179
Other liabilities	2,743	2,792
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 34,697 and 33,666 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	6,428	6,427
Additional paid-in capital	171,656	161,586
Accumulated other comprehensive loss, net of taxes	(122)	(178)
Retained earnings	89,158	86,554

Total stockholders’ equity	267,120	254,389

Total liabilities and stockholders’ equity	$544,337	$493,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2011	2010

Revenues	$171,791	$128,759
Cost of operations	147,937	117,036

Gross profit	23,854	11,723
General and administrative expenses	16,017	13,557
Loss on sale of property and equipment	158	167

Income (loss) from operations	7,679	(2,001)
Other expense (income):
Interest expense	3,493	1,660
Other, net	(3)	(9)

Total other expense	3,490	1,651

Income (loss) before income taxes	4,189	(3,652)
Income tax expense (benefit)	1,585	(1,362)

Net income (loss)	$2,604	$(2,290)

Income (loss) per share:
Basic	$0.08	$(0.07)

Diluted	$0.07	$(0.07)

Shares used in computing income (loss) per share:
Basic	34,178	33,272

Diluted	34,807	33,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,604	$(2,290)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	9,702	9,797
Non-cash interest expense	2,127	513
Deferred income taxes	(1,956)	(1,325)
Loss on sale of property and equipment	158	167
Equity compensation expense	1,134	1,063
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(27,250)	972
Inventories, prepaid expenses and other	4,857	(533)
Insurance and claim accruals	2,542	(1,800)
Accounts payable and other	642	(4,066)

Net cash (used in) provided by operating activities	(5,440)	2,498

Cash flows from investing activities:
Purchases of property and equipment	(7,611)	(3,416)
Business acquisition, net	(16,435)	—
Net proceeds from sale of property and equipment	211	534

Net cash used in investing activities	(23,835)	(2,882)

Cash flows from financing activities:
Principal payments on long-term debt	(99,000)	(3,500)
Borrowings under old revolving credit facility	37,700	—
Repayments under old revolving credit facility	(37,700)	—
Borrowings under new revolving credit facility	132,520	—
Stock option and employee stock purchase activity, net	(89)	(483)
Deferred loan costs	(1,733)	(991)

Net cash provided by (used in) financing activities	31,698	(4,974)

Net increase (decrease) in cash and cash equivalents	2,423	(5,358)
Cash and cash equivalents beginning of year	311	11,133

Cash and cash equivalents end of period	$2,734	$5,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended September 30, 2011 and 2010
(In thousands, except per share amounts)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Pike Electric Corporation and its wholly-owned subsidiaries (“Pike,” “we,” “us,” and “our”) are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. We recorded a $2,000 reduction of costs and estimated earnings in excess of billings on uncompleted contracts during the quarter ended September 30, 2010 that related to prior periods, the impact of which was not material to any individual prior period. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The balance sheet at June 30, 2011 has been derived from our audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Certain amounts reported previously have been reclassified to conform to the current year presentation. These financial statements should be read in conjunction with our financial statements and related notes included in our report on Form 10-K for the year ended June 30, 2011.
2. Business
We are one of the largest providers of energy solutions for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from a specialty non-unionized contractor focused on the electric distribution sector in the southeastern United States to a leading turnkey energy solutions provider throughout the United States with diverse capabilities servicing over 200 investor-owned, municipal and co-operative electric utilities. Our comprehensive suite of energy solutions now includes siting, permitting, engineering, designing, planning, constructing, maintaining and repairing power delivery systems, including renewable energy projects. We currently operate our business as one reportable segment.
We currently are pursuing international opportunities, both individually and through strategic partnerships. We believe that our reputation and experience combined with our broad range of services allows us to opportunistically bid on attractive international projects. For example, in August 2010, we won our first international engineering, procurement, and construction (“EPC”) contract of approximately $18,000 to construct 500 miles of distribution line in Tanzania over what we believe will be the next 1.5 years. Planning and siting for this project are substantially complete, engineering and design work is under way, and construction began in July 2011. This project is supported by United States government commitments and guarantees. We believe there will be other large and financially attractive projects to pursue in international markets over the next few years as developing regions including Africa install or develop their electric infrastructure.
We monitor revenue by two categories of services: core and storm restoration. We use this breakdown because core services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, and storm restoration revenues represent additional revenue opportunities that depend on severe weather conditions.

The table below sets forth our revenues by category of service for the periods indicated:

	Three Months Ended
	September 30,
	2011		2010
Core services	$136,999	79.7%	$123,778	96.1%
Storm restoration services	34,792	20.3%	4,981	3.9%

Total	$171,791	100.0%	$128,759	100.0%

3. Acquisition of Pine Valley
On August 1, 2011, we acquired Pine Valley Power, Inc. (“Pine Valley”), a privately-held company located in Bluffdale, Utah, for $25,535, net of cash acquired of $465, all subject to a working capital adjustment. The funding for the purchase consisted of cash from operations and cash borrowed under our revolving credit facility totaling $6,900 and $10,000, respectively, and the issuance of 982,669 shares of the Company’s stock having an estimated fair value of $9,100 at the acquisition date in accordance with business combination accounting guidance. Pine Valley provides construction and maintenance services to the transmission and distribution, renewable energy, industrial water and mining industries.
The purchase price of $25,535 has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values as summarized in the following table:

Current assets	$2,826
Property and equipment	1,251
Intangible assets	11,676
Goodwill	11,273

Total assets acquired	27,026
Current liabilities	(1,491)

Total liabilities assumed	(1,491)

Net assets	$25,535

Intangible assets are being amortized over their estimated useful lives ranging from 5 to 15 years. The allocation of the purchase price remains preliminary as management continues to assess the valuation of the intangible assets and the equity instruments issued. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce, and is expected to be amortizable for tax purposes.
The financial results of the operations of Pine Valley have been included in our condensed consolidated financial statements since the date of the acquisition and represent revenue and net income totaling $3,775 and $86, respectively. The following unaudited pro forma statement of income data gives effect to the acquisition of Pine Valley as if it had occurred on July 1, 2010. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented.

	Three months ended
	September 30,
	2011	2010
Revenues	$173,602	$131,590

Net income (loss)	$2,673	$(2,232)

Basic earnings (loss) per common share	$0.08	$(0.07)

Diluted earnings (loss) per common share	$0.08	$(0.07)

4. Assets Held For Sale
Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market. Assets held for sale totaled $288 and $168 at September 30, 2011 and June 30, 2011, respectively, and are included in prepaid expenses and other in the condensed consolidated balance sheets.
5. Derivative Instruments and Hedging Activities
All derivative instruments are recorded on the condensed consolidated balance sheets at their respective fair values. Changes in fair value are recognized either in income (loss) or other comprehensive income (loss) (“OCI”), depending on whether the transaction qualifies for hedge accounting and, if so, the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure. The effective portions recorded in OCI are recognized in the statement of operations when the hedged item affects earnings.
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
Interest Rate Risk
We are exposed to market risk related to changes in interest rates on borrowings under our senior credit facility, which bears interest based on LIBOR, plus an applicable margin dependent upon our total leverage ratio. We use derivative financial instruments to manage exposure to fluctuations in interest rates on our revolving credit facility.
Effective May 2010, we entered into an interest rate swap agreement (the “May 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The May 2010 Swap will expire in May 2012. Under the May 2010 Swap, we pay a fixed rate of 1.1375% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. The May 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the May 2010 Swap for the three months ended September 30, 2011.
Effective June 2010, we entered into an interest rate swap agreement (the “June 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The June 2010 Swap will expire in June 2012. Under the June 2010 Swap, we pay a fixed rate of 1.0525% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. The June 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the June 2010 Swap for the three months ended September 30, 2011.
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
We periodically enter into diesel fuel swaps to decrease our price volatility. As of September 30, 2011, we had hedged approximately 50% of our next 12 months of projected diesel fuel purchases at prices ranging from $3.23 to $3.99 per gallon at a weighted-average price of $3.82. We are not currently utilizing hedge accounting for any active diesel fuel derivatives.

Balance Sheet and Statement of Operations Information
The fair value of derivatives at September 30, 2011 and June 30, 2011 is summarized below:

		Asset Derivatives		Liability Derivatives
		Fair Value	Fair Value	Fair Value	Fair Value
		at Sept. 30,	at June 30,	at Sept. 30,	at June 30,
	Balance Sheet Location	2011	2011	2011	2011
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other	$—	$—	$213	$291

Total derivatives designated as hedging instruments		$—	$—	$213	$291

Derivatives not designated as hedging instruments:
Diesel fuel swaps (gross) (1)	Prepaid expenses and other	$—	$888	$—	$—
Diesel fuel swaps (gross) (1)	Accrued expenses and other	—	—	587	—

Total derivatives not designated as hedging instruments		$—	$888	$587	$—

Total derivatives		$—	$888	$800	$291

(1)	The fair values of asset and liability derivatives with the same counterparty are netted on the balance sheet.
The effects of derivative instruments on the condensed consolidated statements of operations for the three months ended September 30, 2011 and 2010 are summarized in the following tables:
Derivatives designated as cash flow hedging instruments:

			Location of Loss	Amount of Loss
	Amount of (Loss) Gain		Reclassified from	Reclassified from
	Recognized in OCI		Accumulated OCI	Accumulated OCI into
For the Three Months	(Effective Portion)		into Earnings	Earnings
Ended September 30,	2011	2010		2011	2010
Interest rate swaps (1)	$56	$(122)	Interest expense (1)	$(56)	$(49)

Totals	$56	$(122)		$(56)	$(49)

(1)	Net of tax.
Derivatives not designated as cash flow hedging instruments:

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
For the Three Months Ended	in Earnings	Recognized in Earnings
September 30,		2011	2010
Diesel fuel swaps	Cost of operations	$(1,475)	$432

Total		$(1,475)	$432

Accumulated OCI
For the interest rate swaps, the following table summarizes the net derivative gains or losses, net of taxes, recorded into accumulated OCI and reclassified to loss for the periods indicated below.

	For the Three Months Ended
	September 30,
	2011	2010
Net accumulated derivative loss deferred at beginning of period	$(178)	$(142)
Changes in fair value	—	(179)
Reclassification to net income (loss)	56	49

Net accumulated derivative loss deferred at end of period	$(122)	$(272)

The estimated net amount of the existing losses in OCI at September 30, 2011 expected to be reclassified into net income (loss) over the next twelve months is approximately $136. This amount was computed using the fair value of the cash flow hedges at September 30, 2011 and will differ from actual reclassifications from OCI to net income (loss) during the next twelve months.
For the three months ended September 30, 2011 and 2010, there were no reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.
6. Debt
On August 24, 2011, we entered into a $200,000 revolving credit facility that replaced our prior credit facility. Our new revolving credit facility matures in August 2015. We repaid outstanding term loans and borrowings on the revolver of our prior credit facility upon entering into our existing revolving credit facility. The obligations under our revolving credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic and first-tier foreign subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, subject to limited exceptions.
Borrowings under the new revolving credit facility bear interest at a variable rate at our option of either (i) the Base Rate, defined as the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or LIBOR plus 1.0%, plus a margin ranging from 0.50% to 1.5% or (ii) LIBOR plus a margin ranging from 2.00% to 3.00%. The margins are applied based on our leverage ratio, which is computed quarterly. We are subject to a commitment fee of 0.5% and letter of credit fees between 2.00% and 3.00% based on our leverage ratio. We are also subject to letter of credit fronting fees of 0.125% per annum for amounts available to be withdrawn. Total costs associated with the new revolving credit facility were approximately $1,700, including the commitment fee, which are being capitalized and amortized over the term of the debt using the effective interest method.
Our new revolving credit facility contains a number of other affirmative and restrictive covenants including limitations on dissolutions, sales of assets, investments, and indebtedness and liens. Our credit facility includes a requirement that we maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our senior credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in the revolving credit facility), of at least 1.25 to 1.0. We also wrote-off approximately $1,700 of unamortized deferred loan costs as additional interest expense related to the old credit facility in August 2011. As of September 30, 2011, we had $132,500 in borrowings and our availability under our revolving credit facility was $52,500 (after giving effect to $15,000 of outstanding standby letters of credit).

7. Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows for the periods presented:

	For the Three Months Ended
	September 30,
	2011	2010
Net income (loss)	$2,604	$(2,290)
Change in fair value of interest rate cash flow hedges, net of income taxes of $36 and ($78), respectively	56	(130)

Comprehensive income (loss)	$2,660	$(2,420)

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
As of September 30, 2011, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge a portion of our diesel fuel costs and our exposure to interest rate fluctuations. These derivative instruments currently consist of swaps only. See Note 5 for further information on our derivative instruments and hedging activities.
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

At September 30, 2011 and June 30, 2011, both the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

	September 30,
Description	2011	Level 1	Level 2	Level 3
Liability:
Diesel fuel swap agreements	$(587)	$—	$(587)	$—
Interest rate swap agreements	(213)	—	(213)	—

Total	$(800)	$—	$(800)	$—

Description	June 30, 2011	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$888	$—	$888	$—
Liability:
Interest rate swap agreements	(291)	—	(291)	—

Total	$597	$—	$597	$—

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The carrying value of our debt approximates fair value based on the market-determined, variable interest rates.
Assets and liabilities that are measured at fair value on a nonrecurring basis include assets held for sale. Assets held for sale are valued using Level 2 inputs, primarily observed prices for similar assets in the used equipment market.
9. Stock-Based Compensation
Compensation expense related to stock-based compensation plans was $1,134 and $1,063 for the three months ended September 30, 2011 and September 30, 2010, respectively. The income tax benefit recognized for stock-based compensation arrangements was $443 and $415 for the three months ended September 30, 2011 and September 30, 2010, respectively.
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
In assessing the value of deferred tax assets, the Company considers whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provides a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value, if applicable. The Company has concluded that no valuation allowance is required for deferred tax assets at September 30, 2011 and June 30, 2011, respectively.
Effective income tax rates of 37.8% and 37.3% for the three months ended September 30, 2011 and September 30, 2010, respectively, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes.

11. Earnings (Loss) Per Share
The following table sets forth the calculations of basic and diluted earnings (loss) per share:

	Three Months Ended
	September 30,
	2011	2010
Basic:
Net income (loss)	$2,604	$(2,290)

Weighted average common shares	34,178	33,272

Basic earnings (loss) per share	$0.08	$(0.07)

Diluted:
Net income (loss)	$2,604	$(2,290)

Weighted average common shares	34,178	33,272

Potential common stock arising from stock options and restricted stock	629	—

Weighted average common shares — diluted	34,807	33,272

Diluted earnings (loss) per share	$0.07	$(0.07)

Option and restricted stock awards totaling 2,440 were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2011 because their effect would have been anti-dilutive. All outstanding options and restricted stock awards were excluded from the calculation of diluted loss per share for the three months ended September 30, 2010 because their effect would have been anti-dilutive.
12. Recent Accounting Pronouncements
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

Accounting for Business Combinations
In December 2010, the FASB issued an accounting standards update for business combinations. This standards update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (July 1, 2011 for Pike). Early adoption is permitted. This new guidance was adopted during the three months ended September 30, 2011 and utilized for the acquisition of Pine Valley. The adoption did not have a significant impact on our condensed consolidated financial statements.
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
In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements was effective for the Company’s interim reporting period ended March 31, 2010. The implementation did not have an impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurements disclosures became effective for the Company’s interim reporting period ending September 30, 2011 and the implementation did not have an impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature.
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

Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of September 30, 2011, we had $117,400 in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Electric Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.
Collective Bargaining Agreements
With the acquisition of Klondyke and Pine Valley (Note 3), we now are party to various collective bargaining agreements with various unions representing craftworkers performing field construction operations. The agreements require Klondyke and Pine Valley to pay specified wages, provide certain benefits to its union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. If either Klondyke or Pine Valley withdrew from, or otherwise terminated its participation in, one or more multi-employer pension plans or the plans were to otherwise become underfunded, it could be assessed liabilities for additional contributions related to the underfunding of these plans. We do not believe that this potential underfunded liability would have a material adverse effect on our results of operations, financial position or cash flows. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.
Indemnities
We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of September 30, 2011, we were not aware of circumstances that would lead to future indemnity claims against us for material amounts in connection with these indemnity obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Uncertainty of Forward-Looking Statements and Information” below in this Item 2 and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.
Overview
We are one of the largest providers of energy solutions for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from our roots as a specialty non-unionized contractor for electric utilities focused on the distribution sector in the Southeastern United States to a national, leading turnkey energy solutions provider with diverse capabilities servicing over 200 investor-owned, municipal and cooperative electric utilities, such as American Electric Power Company, Inc., Dominion Resources, Inc., Duke Energy Corporation, Duquesne Light Company, E.On AG, Florida Power & Light Company, PacifiCorp, Progress Energy, Inc., and The Southern Company. Leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utilities customers, we believe our experienced management team has positioned us to benefit from the substantial long term growth drivers in our industry.
Over the past three years, we have reshaped our business platform and territory significantly from being a distribution construction company based primarily in the southeastern United States to a national energy solutions provider. We have accomplished this through organic growth and strategic acquisitions of companies with complementary service offerings and geographic footprints. Our acquisition of Shaw Energy Delivery Services, Inc. on September 1, 2008 expanded our operations into engineering, design, procurement and construction management services, including in the renewable energy arena, and significantly enhanced our substation and transmission construction capabilities. This acquisition also extended our geographic presence across the continental United States. Our acquisition of Facilities Planning & Siting, PLLC on June 30, 2009 enabled us to provide siting and planning services to our customers which positions us to be involved at the conceptual stage of our customers’ projects. On June 30, 2010, we acquired Klondyke Construction LLC (“Klondyke”), based in Phoenix, Arizona, which complemented our engineering and design capabilities with construction services related to substation, transmission, and renewable energy infrastructure, and on August 1, 2011, we acquired Pine Valley Power, Inc. (“Pine Valley”), based in Bluffdale, Utah, further strengthening our substation, transmission, distribution, and geothermal construction service capabilities in the Western U.S. We believe our acquisitions of Klondyke and Pine Valley allow us to continue to expand our engineering, procurement and construction (“EPC”) services in the Western portion of the United States and better compete in markets with unionized workforces. In addition, we recently began pursuing international opportunities and were awarded a contract to construct 500 miles of distribution line in Tanzania.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make certain estimates and assumptions for interim financial information that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and other intangible assets, asset lives and salvage values used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies, litigation and stock-based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended June 30, 2011 for further information regarding our critical accounting policies and estimates.

Results of Operations
The following table sets forth selected statements of operations data as approximate percentages of revenues for the periods indicated:

	Three Months Ended
	September 30,
	2011	2010

Revenues:
Core services	79.7%	96.1%
Storm restoration services	20.3%	3.9%

Total	100.0%	100.0%
Cost of operations	86.1%	90.9%

Gross profit	13.9%	9.1%
General and administrative expenses	9.3%	10.5%
Loss on sale of property and equipment	0.1%	0.1%

Income (loss) from operations	4.5%	-1.5%
Interest expense and other, net	2.1%	1.3%

Income (loss) before income taxes	2.4%	-2.8%
Income tax expense (benefit)	0.9%	-1.0%

Net income (loss)	1.5%	-1.8%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Revenues. Revenues increased 33%, or $43.7 million, to $171.8 million for the three months ended September 30, 2011 from $128.8 million for the three months ended September 30, 2010. The increase was attributable to a $29.8 million increase in storm restoration revenues and a $13.2 million increase in core revenue.
For the three months ended September 30, 2011, storm restoration revenues totaled $34.8 million compared to $5.0 million for the three months ended September 30, 2010. The increase is attributable to Hurricane Irene that occurred along the Eastern coast during August 2011. Our storm restoration revenues are highly volatile and unpredictable.
Our core revenues increased to $137.0 million for the three months ended September 30, 2011 from $123.8 million for the same period in the prior year. Our acquisition of Pine Valley on August 1, 2011 provided $3.8 million in core revenues for the quarter, all of which is included as overhead distribution and other revenues. Klondyke showed improvement contributing $8.7 million ($5.7 million for overhead distribution and other, $0.3 million in transmission, and $2.7 million for engineering and substation) in core revenues for the quarter compared to $4.2 million ($1.5 million for overhead distribution and other, $1.5 million in transmission, and $1.2 million for engineering and substation) in the prior period primarily from new activity on the Ivanpah solar project in California.

The following table contains information on revenue and percentage changes by category for the periods indicated (in millions):

	Three Months Ended
	September 30,
Category of Core Revenue	2011	2010	% Change
Distribution and other	$97.0	$85.6	13.3%
Transmission	14.4	17.8	-19.1%
Engineering and substation	25.6	20.4	25.5%

Total	$137.0	$123.8	10.7%

•	Distribution and Other Revenues. Our combined revenues for overhead and underground distribution services increased 13.3% from the prior year, primarily due to a general increase in demand coupled with the addition of Pine Valley. Some of this growth was diverted as we used our distribution crews to respond to increased storm activity from Hurricane Irene during the three months ended September 30, 2011. Also, Klondyke contributed with significant new activity on the Ivanpah project. Our underground distribution services continue to be impacted by a weak market for new residential housing.
•	Transmission Revenues. Transmission revenues decreased 19.1% from the prior year, primarily due to the timing of certain projects. We expect our transmission revenues to continue to increase year-over-year, but revenues may vary period to period due to the timing of work on significant projects.
•	Engineering and Substation Revenues. Engineering and substation revenues increased 25.5% from the prior year. Our engineering and substation services continue to produce increased revenues. Engineering and substation revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues. Also, the three months ended September 30, 2010 was negatively impacted by a $2.0 million reduction of costs and estimated earnings in excess of billings on uncompleted contracts that related to prior periods (see Note 1 in our Notes to Condensed Consolidated Financial Statements).
The majority of our distribution services are provided to investor-owned, municipal and co-operative utilities under master service agreements (“MSAs”). Services provided under these MSAs include both overhead and underground powerline distribution services. Our MSAs do not guarantee a minimum volume of work. The MSAs provide a framework for core and storm restoration pricing and provide an outline of the service territory in which we will work or the percentage of overall outsourced distribution work we will provide for the customer. Our MSAs also provide a platform for multi-year relationships with our customers. We can easily increase staffing for a customer without exhaustive contract negotiations and the MSAs also allow our customers to reduce staffing needs. Our underground distribution services continue to be impacted by a weak market for new residential housing. We believe that we remain well positioned to benefit from a reacceleration in maintenance spending, which will remain dependent to a large extent on the health of the economy.
Gross Profit. Gross profit increased 104% to $23.9 million for the three months ended September 30, 2011 from $11.7 million for the three months ended September 30, 2010. Gross profit as a percentage of revenues increased to 13.9% for the three months ended September 30, 2011 from 9.1% for the same period in the prior year. Our gross profit was positively impacted by our higher storm restoration revenues. However, we experienced volatility in our mark-to-market adjustment on our diesel hedging program that caused a $1.5 million increase in our cost of operations during the three months ended September 30, 2011. As a percentage of revenues, fuel costs increased to 5.8% for the three months ended September 30, 2011 from 4.3% for the same period in the prior year. In addition, we provided a full allowance of $0.9 million against engineering services provided to a third-party U.S. construction company also working in Tanzania. We will continue to pursue collection efforts. The three months ended September 30, 2010 were negatively impacted by a $2.0 million reduction of costs and estimated earnings in excess of billings on uncompleted contracts that relates to prior periods (see Note 1 in our Notes to Condensed Consolidated Financial Statements).

General and Administrative Expenses. General and administrative expenses increased 17.6% to $16.0 million for the three months ended September 30, 2011 from $13.6 million for the three months ended September 30, 2010. As a percentage of revenues, general and administrative expenses decreased to 9.3% for the three months ended September 30, 2011 from 10.5% for the same period in the prior year. The increase in general and administrative expenses was primarily due to approximately $0.5 million of overhead costs related to Pine Valley (including $0.1 in acquisition related transaction costs), which was acquired on August 1, 2011, $0.2 million related to the Tanzania project which began operations in July 2011, $0.3 million related to increased infrastructure costs at Klondyke, and $1.3 million increase from incentive bonuses compared to the prior period.
Interest Expense and Other, Net. Interest expense and other, net increased 105.9% to $3.5 million for the three months ended September 30, 2011 from $1.7 million for the three months ended September 30, 2010. This increase was primarily due to the write-off approximately $1.7 million of unamortized deferred loan costs as additional interest expense related to the old credit facility in August. On August 24, 2011, we entered into a $200.0 million revolving credit facility that replaced our prior credit facility. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional details of the new revolving credit facility.
Income Tax Expense (Benefit). The income tax expense (benefit) was $1.6 million and ($1.4) million for the three months ended September 30, 2011 and September 30, 2010, respectively. The effective tax rate was 37.8% and 37.3% for the three months ended September 30, 2011 and September 30, 2010, respectively.
Liquidity and Capital Resources
Our primary cash needs have been for working capital, capital expenditures, payments under our credit facility and acquisitions. Our primary source of cash for the three months ended September 30, 2011 was through borrowings from our revolving credit facility due to working capital demands from increased storm activity. As of September 30, 2011, we had $32.5 million in accounts receivable from storm restoration jobs. Our primary source of cash for the three months ended September 30, 2010 was cash provided by operations.
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
On August 24, 2011, we entered into a $200.0 million revolving credit facility that replaced our prior credit facility. Our new revolving credit facility matures in August 2015. We repaid outstanding term loans and borrowings on the revolver of our prior credit facility upon entering into our existing revolving credit facility. The obligations under our revolving credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic and first-tier foreign subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, subject to limited exceptions.
As of September 30, 2011, our cash totaled $2.7 million and we had $52.5 million available under the $200.0 million revolving credit facility (after giving effect to the outstanding balance of $15.0 million of standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our revolving credit facility, which are discussed below.
We believe that our cash flow from operations, available cash and cash equivalents, and borrowings available under our credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future. However, our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. In addition, if we fail to comply with the covenants contained in our revolving credit facility, we may be unable to access the revolving credit facility upon which we depend for letters of credit and other short-term borrowings. This would have a negative impact on our liquidity and require us to obtain alternative short-term financing.

Changes in Cash Flows:

	Three Months Ended
	September 30,
	2011	2010
	(In millions)
Net cash (used in) provided by operating activities	$(5.4)	$2.5
Net cash used in investing activities	$(23.8)	$(2.9)
Net cash provided by (used in) financing activities	$31.7	$(5.0)
Net cash (used in) provided by operating activities decreased to ($5.4) million for the three months ended September 30, 2011 from $2.5 million for the three months ended September 30, 2010. The decrease in operating cash flows was primarily due to increased accounts receivable due to storm activity partially offset by the $8.3 million improvement of net income (loss).
We received a refund from the commercial insurance carrier that administers our partially self-insured individual workers’ compensation, vehicle and general liability insurance programs retrospective premium payment adjustments of $3.5 million in August 2011 and is included in net cash provided by operating activities for the three months ended September 30, 2011. The refund is included in changes in insurance and claims accruals. Retrospective adjustments have historically been prepared annually on a “paid-loss” basis by our commercial insurance carrier. The last retrospective premium payment adjustment from our commercial insurance carrier requested us to make payments totaling approximately $5.2 million that were paid from February 2011 through May 2011.
Net cash used in investing activities increased to $23.8 million the three months ended September 30, 2011 from $2.9 million for the three months ended September 30, 2010. This increase is primarily due to cash used totaling $16.4 million for the acquisition of Pine Valley in August 2011 and increased capital expenditures. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.
Net cash provided by (used in) financing activities increased to $31.7 million for the three months ended September 30, 2011 from ($5.0) million for the three months ended September 30, 2010. On August 24, 2011, we entered into a $200.0 million revolving credit facility that replaced our prior senior credit facility of which $113.0 million outstanding under our old credit facility and accrued interest totaling $0.3 million was paid off at that time. Total costs associated with the new revolving credit facility were approximately $1.7 million which are being capitalized and amortized over the term of the new debt using the effective interest method. Prior to the replacement of our old credit facility, we borrowed $14.0 million, including $10.0 million used to finance the Pine Valley acquisition during the three months ended September 30, 2011. Under our new revolving credit facility, we borrowed $17.5 million due to increased working capital requirements from storm activity during the three months ended September 30, 2011.
EBITDA to U.S. GAAP Reconciliation
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

	Three months ended
	September 30,
	2011	2010
Net income (loss)	$2.6	$(2.3)

Adjustments:
Interest expense	3.5	1.7
Income tax expense (benefit)	1.6	(1.4)
Depreciation and amortization	9.7	9.8

EBITDA	$17.4	$7.8

EBITDA increased 123.1% to $17.4 million for the three months ended September 30, 2011 from $7.8 million for the three months ended September 30, 2010. EBITDA for the three months ended September 30, 2011 was positively impacted due to the increased storm activity during the period. EBITDA for the three months ended September 30, 2010 was negatively impacted by a $2.0 million reduction of costs and estimated earnings in excess of billings on uncompleted contracts that relates to prior periods (see Note 1 in our Notes to Condensed Consolidated Financial Statements).
Credit Facility
On August 24, 2011, we entered into a new $200.0 million revolving credit facility that replaced our prior credit facility. Our new revolving credit facility matures in August 2015.
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
Our new revolving credit facility contains a number of other affirmative and restrictive covenants including limitations on dissolutions, sales of assets, investments, indebtedness and liens. Our credit facility requires us to maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our senior credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in the revolving credit facility) of at least 1.25 to 1.0. We were in compliance with such financial covenants as of September 30, 2011.
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
Letters of Credit
Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. We use the revolving portion of our senior credit facility to issue letters of credit. As of September 30, 2011, we had $15.0 million of standby letters of credit issued under our senior credit facility primarily for insurance and bonding purposes. Our ability to obtain letters of credit under the revolving portion of our senior credit facility is conditioned on our continued compliance with the affirmative and negative covenants of our senior credit facility.
Performance Bonds and Parent Guarantees
In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of September 30, 2011, we had $117.4 million in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.
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
•	our belief that our reputation and experience combined with our broad range of services allows us to opportunistically bid on attractive international projects;
•	our belief that there will be other large and financially attractive projects to pursue in international markets over the next few years as developing regions install or develop their electric infrastructure;
•	our belief that lawsuits, claims or other proceedings to which we are subject in the ordinary course of business, individually or in the aggregate, will not have a material adverse effect on our results of operation, financial position, or cash flows;
•	our belief that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future;
•	our belief that any potential underfunded liability arising from collective bargaining agreements to which Klondyke our Pine Valley are party would not have a material adverse effect on our results of operations, financial position or cash flows;
•	our belief that our experienced management team has positioned us to benefit from the substantial long term growth drivers in our industry;
•	our belief that our acquisitions of Klondyke and Pine Valley allow us to continue to expand our EPC services in the Western portion of the United States and better compete in markets with unionized workforces;
•	our expectation that transmission revenues will continue to increase year-over-year;

•	our belief that we remain well positioned to benefit from a reacceleration in maintenance spending;
•	our expectation that current volatility in the capital markets will not have a material impact on the principal amounts of our cash investments;
•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future;
•	our belief that if we pursue any material acquisitions in the foreseeable future we may need to finance this activity through additional equity or debt financing;

•	our expectation that the goodwill recognized in our acquisition of Pine Valley will be amortizable for tax purposes;
•	the possibility that if we fail to comply with the covenants contained in our revolving credit facility, we may be unable to access the revolving portion of our credit facility upon which we depend for letters of credit and other short-term borrowings and that this would have a negative impact on our liquidity and could require us to obtain alternative short-term financing;
•	our expectation that our gross profit and operating income (loss) would be negatively affected if we cannot fully recover increased diesel prices through price increase to customers; and
•	our expectation that the net amount of the existing losses in OCI at September 30, 2011 reclassified into net income (loss) over the next twelve months will be approximately $136,000.
These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances, and involve risks and uncertainties that may cause actual future activities and results of operations to be materially different from historical or anticipated results. Factors that could impact those differences or adversely affect future periods include, but are not limited to, the factors set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.
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
For quantitative and qualitative disclosures about our market risks, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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
As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
On August 1, 2011, in connection with our acquisition of Pine Valley, we issued 766,697 shares of unregistered common stock to Michael B. Horan, as seller of Pine Valley, and issued 215,972 shares of unregistered common stock to First Tennessee Bank, as agent under escrow agreement dated August 1, 2011. The foregoing shares were issued at $9.26 per share, based on the average closing price of our common stock on The New York Stock Exchange for the twenty most recent trading days prior to August 1, 2011, in accordance with the acquisition agreement. These shares of common stock have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. These shares were issued in a private placement in reliance upon Section 4(2) under the Securities Act of 1933. See Note 3 of Notes to Condensed Consolidated Financial Statements for additional details of Pine Valley acquisition.

Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the three month period ended September 30, 2011:

			Total Number	Approximate
			of Shares	Dollar Value
	Total		Purchased as	of Shares that
	Number of	Average	Part of	May Yet be
	Shares	Price Paid	Publically	Purchsaed
	Purchased	per Share	Announced	under the
Period	(1)	($)	Program	Program

July 1, 2011 through July 31, 2011	—	—	—	—
August 1, 2011 through August 31, 2011	20,036	7.89	—	—
September 1, 2011 through September 30, 2011	7,226	6.95	—	—

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of shares of restricted stock issued to certain employees.

Item 6.	Exhibits

Exhibit	Description

3.1	Certificate of Incorporation of Pike Electric Corporation (Incorporated by reference to Exhibit 3.1 on our Registration Statement on Form S-1/A filed July 11, 2005)

3.2	Amended and Restated Bylaws of Pike Electric Corporation, as of September 1, 2011 (Incorporated by reference to Exhibit 3.2 on our Form 10-K filed September 6, 2011)

10.1	Form of Director Restricted Stock Unit Award Agreement (filed herewith)

10.2	Director Compensation Policy (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101
Financial statements from the quarterly report on Form 10-Q of Pike Electric Corporation for the quarter ended September  30, 2011, filed on November  9, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE ELECTRIC CORPORATION (Registrant)
Date: November 9, 2011	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: November 9, 2011	By:	/s/ Anthony K. Slater
Anthony K. Slater
Executive Vice President and Chief Financial Officer