Form 10-Q
period 2011-12-31
Pike Electric CORP
filed 2012-02-07
CIK 1317577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-32582

PIKE ELECTRIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-3112047
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Pike Way, PO Box 868, Mount Airy, NC	27030
(Address of principal executive offices)	(Zip code)

(336) 789-2171

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2012, there were 34,752,403 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$695	$311
Accounts receivable from customers, net	86,236	80,902
Costs and estimated earnings in excess of billings on uncompleted contracts	58,994	49,266
Inventories	10,678	8,338
Prepaid expenses and other	7,475	16,044
Deferred income taxes	9,557	7,969

Total current assets	173,635	162,830
Property and equipment, net	175,632	177,682
Goodwill	122,932	110,893
Other intangibles, net	46,025	38,353
Deferred loan costs, net	1,575	2,005
Other assets	1,414	1,846

Total assets	$521,213	$493,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,604	$20,079
Accrued compensation	21,171	25,474
Billings in excess of costs and estimated earnings on uncompleted contracts	7,411	12,224
Accrued expenses and other	8,018	8,185
Current portion of deferred compensation	1,618	—
Current portion of insurance and claim accruals	13,079	12,526

Total current liabilities	74,901	78,488
Revolving credit facility	115,020	—
Long-term debt	—	99,000
Insurance and claim accruals, net of current portion	6,834	6,621
Deferred compensation, net of current portion	5,252	6,140
Deferred income taxes	44,155	46,179
Other liabilities	2,820	2,792
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 34,752 and 33,666 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	6,428	6,427
Additional paid-in capital	171,830	161,586
Accumulated other comprehensive loss, net of taxes	(76)	(178)
Retained earnings	94,049	86,554

Total stockholders’ equity	272,231	254,389

Total liabilities and stockholders’ equity	$521,213	$493,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenues	$172,031	$148,563	$343,822	$277,321
Cost of operations	146,616	131,925	294,554	248,961

Gross profit	25,415	16,638	49,268	28,360
General and administrative expenses	15,859	12,748	31,876	26,304
(Gain) loss on sale of property and equipment	(40)	382	118	549

Income from operations	9,596	3,508	17,274	1,507
Other expense (income):
Interest expense	1,345	1,813	4,838	3,473
Other, net	(9)	(5)	(13)	(14)

Total other expense, net	1,336	1,808	4,825	3,459

Income (loss) before income taxes	8,260	1,700	12,449	(1,952)
Income tax expense (benefit)	3,369	679	4,954	(682)

Net income (loss)	$4,891	$1,021	$7,495	$(1,270)

Earnings (loss) per share:
Basic	$0.14	$0.03	$0.22	$(0.04)

Diluted	$0.14	$0.03	$0.21	$(0.04)

Shares used in computing earnings (loss) per share:
Basic	34,663	33,386	34,421	33,329

Diluted	35,132	33,902	34,976	33,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	September 30,	September 30,
	Six Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$7,495	$(1,270)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,430	19,307
Non-cash interest expense	2,317	1,198
Deferred income taxes	(3,883)	(2,793)
Loss on sale of property and equipment	118	549
Equity compensation expense	1,989	2,017
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(11,804)	(1,565)
Inventories, prepaid expenses and other	7,828	(2,783)
Insurance and claim accruals	766	(1,716)
Accounts payable and other	(7,128)	9,999

Net cash provided by operating activities	17,128	22,943

Cash flows from investing activities:
Purchases of property and equipment	(15,327)	(4,873)
Business acquisition, net	(16,806)	—
Net proceeds from sale of property and equipment	826	745

Net cash used in investing activities	(31,307)	(4,128)

Cash flows from financing activities:
Principal payment on long-term debt	(99,000)	(15,500)
Borrowings under prior revolving credit facility	37,700	—
Repayments under prior revolving credit facility	(37,700)	—
Borrowings under existing revolving credit facility	177,420	—
Repayments under existing revolving credit facility	(62,400)	—
Stock option and employee stock purchase activity, net	276	(464)
Deferred loan costs	(1,733)	(991)

Net cash provided by (used) in financing activities	14,563	(16,955)

Net increase in cash and cash equivalents	384	1,860
Cash and cash equivalents beginning of year	311	11,133

Cash and cash equivalents end of period	$695	$12,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended December 31, 2011 and 2010

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

2. Business

We are one of the largest providers of energy solutions for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from a specialty non-unionized contractor focused on the electric distribution sector in the southeastern United States to a leading turnkey energy solutions provider throughout the United States with diverse capabilities servicing over 200 investor-owned, municipal and co-operative electric utilities. Our comprehensive suite of energy solutions now includes siting, permitting, engineering, designing, planning, constructing, maintaining and repairing power delivery systems, including renewable energy projects. We operate our business as one reportable segment.

We currently are pursuing international opportunities, both individually and through strategic partnerships. We believe that our reputation and experience combined with our broad range of services allows us to opportunistically bid on attractive international projects. For example, in August 2010, we won our first international engineering, procurement, and construction (“EPC”) contract of approximately $18,000 to construct 500 miles of distribution line in Tanzania. Planning and siting for this project are substantially complete, engineering and design work is under way, and construction began in July 2011. This project is supported by United States government commitments and guarantees. We believe there will be other large and financially attractive projects to pursue in international markets in the future as developing regions, including Africa, install or develop their electric infrastructure.

We monitor revenue by two categories of services: core and storm restoration. We use this breakdown because core services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, and storm restoration revenues represent additional revenue opportunities that depend on severe weather conditions.

The table below sets forth our revenues by category of service for the periods indicated:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2011		2010		2011		2010
Core services	$150,140	87.3%	$145,835	98.2%	$287,138	83.5%	$269,612	97.2%
Storm restoration services	21,891	12.7%	2,728	1.8%	56,684	16.5%	7,709	2.8%

Total	$172,031	100.0%	$148,563	100.0%	$343,822	100.0%	$277,321	100.0%

3. Acquisition of Pine Valley

On August 1, 2011, we acquired Pine Valley Power, Inc. (“Pine Valley”), a privately-held company located in Bluffdale, Utah, for $25,068, net of cash acquired of $465. The funding for the purchase consisted of cash from operations and cash borrowed under our revolving credit facility totaling $7,271 and $10,000, respectively, and the issuance of 982,669 shares of the Company’s stock having an estimated fair value of $8,262 at the acquisition date in accordance with purchase accounting guidance. Pine Valley provides construction and maintenance services to the transmission and distribution, renewable energy, industrial water and mining industries.

We completed our analysis of the valuation of the acquired assets and liabilities of Pine Valley during the quarter ended December 31, 2011. The purchase price of $25,068 has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values as summarized in the following table:

September 30,
Current assets	$3,278
Property and equipment	1,251
Intangible assets	10,072
Goodwill	12,039

Total assets acquired	26,640
Current liabilities	(1,572)

Total liabilities assumed	(1,572)

Net assets	$25,068

Intangible assets are being amortized over their estimated useful lives ranging from 5 to 15 years. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce, and is amortizable for tax purposes.

The financial results of the operations of Pine Valley have been included in our condensed consolidated financial statements since the date of the acquisition and represent revenue of $7,874 and $11,649 and net income of $469 and $555 (after amortization of intangible assets) for the three and six months ended December 31, 2011, respectively. The following unaudited pro forma statement of income data gives effect to the acquisition of Pine Valley as if it had occurred on July 1, 2010. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented.

	September 30,	September 30,	September 30,	September 30,
	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenues	$172,031	$160,536	$345,633	$292,124

Net income	$4,891	$4,283	$7,606	$2,362

Basic earnings per common share	$0.14	$0.13	$0.22	$0.07

Diluted earnings per common share	$0.14	$0.13	$0.22	$0.07

4. Assets Held For Sale

Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market. Assets held for sale totaled $373 and $168 at December 31, 2011 and June 30, 2011, respectively, and are included in prepaid expenses and other in the condensed consolidated balance sheets.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on borrowings under our revolving credit facility, which bears interest based on LIBOR, plus an applicable margin dependent upon our total leverage ratio. We use derivative financial instruments to manage exposure to fluctuations in interest rates on our revolving credit facility.

Effective May 2010, we entered into an interest rate swap agreement (the “May 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The May 2010 Swap will expire in May 2012. Under the May 2010 Swap, we pay a fixed rate of 1.1375% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. The May 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the May 2010 Swap for the three and six months ended December 31, 2011.

Effective June 2010, we entered into an interest rate swap agreement (the “June 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The June 2010 Swap will expire in June 2012. Under the June 2010 Swap, we pay a fixed rate of 1.0525% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. The June 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the June 2010 Swap for the three and six months ended December 31, 2011.

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

We periodically enter into diesel fuel swaps to decrease our price volatility. As of December 31, 2011, we had hedged approximately 49% of our next 12 months of projected diesel fuel purchases at prices ranging from $3.49 to $3.99 per gallon at a weighted-average price of $3.86. We are not currently utilizing hedge accounting for any active diesel fuel derivatives.

Balance Sheet and Statement of Operations Information

The fair value of derivatives at December 31, 2011 and June 30, 2011 is summarized below:

	September 30,	September 30,	September 30,	September 30,	September 30,
		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at Dec. 31, 2011	Fair Value at June 30, 2011	Fair Value at Dec. 31, 2011	Fair Value at June 30, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other	$—	$—	$124	$291

Total derivatives designated as hedging instruments		$—	$—	$124	$291

Derivatives not designated as hedging instruments:
Diesel fuel swaps (gross) (1)	Prepaid expenses and other	$—	$888	$—	$—
Diesel fuel swaps (gross) (1)	Accrued expenses and other	—	—	197	—

Total derivatives not designated as hedging instruments		$—	$888	$197	$—

Total derivatives		$—	$888	$321	$291

(1)	The fair values of asset and liability derivatives with the same counterparty are netted on the balance sheet.

The effects of derivative instruments on the condensed consolidated statements of operations for the three and six months ended December 31, 2011 and 2010 are summarized in the following tables:

Derivatives designated as cash flow hedging instruments:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Earnings	Amount of Loss Reclassified from Accumulated OCI into Earnings
For the Three Months Ended December 31,	2011	2010		2011	2010
Interest rate swaps (1)	$46	$56	Interest expense	$(53)	$(53)

Totals	$46	$56		$(53)	$(53)

For the Six Months Ended December 31,	2011	2010		2011	2010
Interest rate swaps (1)	$102	$(67)	Interest expense	$(109)	$(101)

Totals	$102	$(67)		$(109)	$(101)

(1)	Net of tax.

Derivatives not designated as cash flow hedging instruments:

	September 30,	September 30,	September 30,
	Location of Gain (Loss) Recognized in Earnings	Amount of Gain (Loss) Recognized in Earnings
For the Three Months Ended December 31,		2011	2010
Diesel fuel swaps	Cost of operations	$390	$373

Total		$390	$373

For the Six Months Ended December 31,		2011	2010
Diesel fuel swaps	Cost of operations	$(1,085)	$805

Total		$(1,085)	$805

Accumulated OCI

For the interest rate swaps, the following table summarizes the net derivative gains or losses, net of taxes, recorded into accumulated OCI and reclassified to loss for the periods indicated below.

	September 30,	September 30,	September 30,	September 30,
	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
Net accumulated derivative loss deferred at beginning of period	$(122)	$(272)	$(178)	$(142)
Changes in fair value	(7)	3	(7)	(175)
Reclassification to net income (loss)	53	53	109	101

Net accumulated derivative loss deferred at end of period	$(76)	$(216)	$(76)	$(216)

The estimated net amount of the existing losses in OCI at December 31, 2011 expected to be reclassified into net income (loss) over the next twelve months is approximately $124. This amount was computed using the fair value of the cash flow hedges at December 31, 2011 and will differ from actual reclassifications from OCI to net income (loss) during the next twelve months.

For the three and six months ended December 31, 2011 and 2010, there were no reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

6. Debt

On August 24, 2011, we entered into a $200,000 revolving credit facility that replaced our prior credit facility. Our existing revolving credit facility matures in August 2015. We repaid outstanding term loans and borrowings on the revolver of our prior credit facility upon entering into our existing revolving credit facility. The obligations under our revolving credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic and first-tier foreign subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, subject to limited exceptions.

Borrowings under the revolving credit facility bear interest at a variable rate at our option of either (i) the Base Rate, defined as the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or LIBOR plus 1.0%, plus a margin ranging from 0.50% to 1.5% or (ii) LIBOR plus a margin ranging from 2.00% to 3.00%. The margins are applied based on our leverage ratio, which is computed quarterly. We are subject to a commitment fee of 0.5% and letter of credit fees between 2.00% and 3.00% based on our leverage ratio. We are also subject to letter of credit fronting fees of 0.125% per annum for amounts available to be withdrawn. Total costs associated with entering into our existing revolving credit facility were approximately $1,700, including the commitment fee, which are being capitalized and amortized over the term of the debt using the effective interest method.

Our revolving credit facility contains a number of other affirmative and restrictive covenants including limitations on dissolutions, sales of assets, investments, and indebtedness and liens. Our revolving credit facility includes a requirement that we maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our revolving credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in the revolving credit facility), of at least 1.25 to 1.0. We also wrote-off approximately $1,700 of unamortized deferred loan costs as additional interest expense related to the prior credit facility in August 2011. As of December 31, 2011, we had $115,020 in borrowings and our availability under our revolving credit facility was $72,030 (after giving effect to $12,950 of outstanding standby letters of credit).

7. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows for the periods presented:

	September 30,	September 30,
	For the Three Months Ended December 31,
	2011	2010
Net income	$4,891	$1,021
Change in fair value of interest rate cash flow hedges, net of income taxes of $29 and $36, respectively	46	56

Comprehensive income	$4,937	$1,077

	September 30,	September 30,
	For the Six Months Ended December 31,
	2011	2010
Net income (loss)	$7,495	$(1,270)
Change in fair value of interest rate cash flow hedges, net of income taxes of $60 and ($43), respectively	102	(74)

Comprehensive income (loss)	$7,597	$(1,344)

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

There is a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•

Level 1 - Valuations based on quoted prices in active markets for identical instruments that we are able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•

Level 2 - Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of December 31, 2011, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge a portion of our diesel fuel costs and our exposure to interest rate fluctuations. These derivative instruments currently consist of swaps only. See Note 5 for further information on our derivative instruments and hedging activities.

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

At December 31, 2011 and June 30, 2011, the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

	September 30,	September 30,	September 30,	September 30,
Description	December 31, 2011	Level 1	Level 2	Level 3
Liability:
Diesel fuel swap agreements	$197	$—	$197	$—
Interest rate swap agreements	124	—	124	—

Total	$321	$—	$321	$—

	September 30,	September 30,	September 30,	September 30,
Description	June 30, 2011	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$888	$—	$888	$—
Liability:
Interest rate swap agreements	(291)	—	(291)	—

Total	$597	$—	$597	$—

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

9. Stock-Based Compensation

Compensation expense related to stock-based compensation plans was $855 and $954 for the three months ended December 31, 2011 and December 31, 2010, respectively, and $1,989 and $2,017 for the six months ended December 31, 2011 and December 31, 2010, respectively. The income tax benefit recognized for stock-based compensation arrangements was $334 and $373 for the three months ended December 31, 2011 and December 31, 2010, respectively, and $777 and $788 for the six months ended December 31, 2011 and December 31, 2010, respectively.

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

In assessing the value of deferred tax assets, the Company considers whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provides a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value, if applicable. The Company has concluded that no valuation allowance is required for deferred tax assets at December 31, 2011 and June 30, 2011, respectively.

Effective income tax rates of 40.8% and 40.0% for the three months ended December 31, 2011 and December 31, 2010, respectively, and 39.8% and 34.9% for the six months ended December 31, 2011 and December 31, 2010, respectively, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes.

11. Earnings (Loss) Per Share

The following table sets forth the calculations of basic and diluted earnings (loss) per share:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Basic:
Net income (loss)	$4,891	$1,021	$7,495	$(1,270)

Weighted average common shares	34,663	33,386	34,421	33,329

Basic earnings (loss) per share	$0.14	$0.03	$0.22	$(0.04)

Diluted:
Net income (loss)	$4,891	$1,021	$7,495	$(1,270)

Weighted average common shares	34,663	33,386	34,421	33,329
Potential common stock arising from stock options and restricted stock	469	516	555	—

Weighted average common shares—diluted	35,132	33,902	34,976	33,329

Diluted earnings (loss) per share	$0.14	$0.03	$0.21	$(0.04)

Outstanding options and restricted stock awards equivalent to 2,460, 2,197, and 2,444 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2011 and 2010, and the six months ended December 31, 2011, respectively, because their effect would have been anti-dilutive. All outstanding options and restricted stock awards were excluded from the calculation of diluted earnings per share for the six months ended December 31, 2010 because their effect would have been anti-dilutive.

12. Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders' equity has been eliminated. The amendment becomes effective retrospectively for the Company's interim period ending September 30, 2012. Early adoption is permitted. The Company does not expect that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

Accounting for Goodwill and Intangible Assets

In December 2010, the FASB amended its guidance on goodwill and other intangible assets. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment was effective for the Company’s interim period ended December 31, 2011. The amendment did not have an impact on the Company’s financial position, results of operations or cash flows as we do not have any reporting units with zero or negative carrying amounts.

Accounting for Business Combinations

In December 2010, the FASB issued an accounting standards update for business combinations. This standards update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (July 1, 2011 for the Company). Early adoption is permitted. This new guidance was adopted during the interim period ended September 30, 2011 and utilized for the acquisition of Pine Valley. The adoption did not have a significant impact on our condensed consolidated financial statements.

Disclosures for Fair Value Measurements

In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under U.S. GAAP with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for the Company's interim period ending September 30, 2012. Early application is not permitted. The Company does not expect the amendment to have a material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements was effective for the Company’s interim reporting period ended March 31, 2010. The implementation did not have an impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurements disclosures became effective for the Company’s interim reporting period ending December 31, 2011 and the implementation did not have an impact on the Company’s financial position, results of operations or cash flows as it is disclosure-only in nature.

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued an accounting standards update regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The guidance is effective for the Company beginning July 1, 2013 and is to be applied retrospectively. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of December 31, 2011, we had $101,046 in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Electric Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.

Collective Bargaining Agreements

With the acquisition of Klondyke Construction LLC (“Klondyke”) and Pine Valley (Note 3), we now are party to various collective bargaining agreements with various unions representing craftworkers performing field construction operations. The agreements require Klondyke and Pine Valley to pay specified wages, provide certain benefits to its union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. If either Klondyke or Pine Valley withdrew from, or otherwise terminated its participation in, one or more multi-employer pension plans or the plans were to otherwise become underfunded, it could be assessed liabilities for additional contributions related to the underfunding of these plans. We do not believe that this potential underfunded liability would have a material adverse effect on our results of operations, financial position or cash flows. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements.

Indemnities

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of December 31, 2011, we were not aware of circumstances that would lead to future indemnity claims against us for material amounts in connection with these indemnity obligations.

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

Over the past three years, we have reshaped our business platform and territory significantly from being a distribution construction company based primarily in the southeastern United States to a national energy solutions provider. We have accomplished this through organic growth and strategic acquisitions of companies with complementary service offerings and geographic footprints. Our acquisition of Shaw Energy Delivery Services, Inc. on September 1, 2008 expanded our operations into engineering, design, procurement and construction management services, including in the renewable energy arena, and significantly enhanced our substation and transmission construction capabilities. This acquisition also extended our geographic presence across the continental United States. Our acquisition of Facilities Planning & Siting, PLLC on June 30, 2009 enabled us to provide siting and planning services to our customers, which positions us to be involved at the conceptual stage of our customers’ projects. On June 30, 2010, we acquired Klondyke Construction LLC (“Klondyke”), based in Phoenix, Arizona, which complemented our existing engineering and design capabilities with construction services related to substation, transmission, and renewable energy infrastructure. Our August 1, 2011 acquisition of Pine Valley Power, Inc. (“Pine Valley”), located in Bluffdale, Utah, further strengthened our substation, transmission, distribution, and geothermal construction service capabilities in the Western U.S. We believe our acquisitions of Klondyke and Pine Valley will allow us to continue to expand our engineering, procurement and construction (“EPC”) services in the Western portion of the United States and better compete in markets with unionized workforces. In addition, we have begun pursuing international opportunities and were awarded a contract to construct 500 miles of distribution line in Tanzania.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make certain estimates and assumptions for interim financial information that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and other intangible assets, asset lives and salvage values used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies, litigation and stock-based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended June 30, 2011 for further information regarding our critical accounting policies and estimates.

Results of Operations

The following table sets forth selected statements of operations data as approximate percentages of revenues for the periods indicated:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenues:
Core services	87.3%	98.2%	83.5%	97.2%
Storm restoration services	12.7%	1.8%	16.5%	2.8%

Total	100.0%	100.0%	100.0%	100.0%
Cost of operations	85.2%	88.8%	85.7%	89.8%

Gross profit	14.8%	11.2%	14.3%	10.2%
General and administrative expenses	9.2%	8.6%	9.3%	9.5%
Loss on sale of property and equipment	0.0%	0.3%	0.0%	0.2%

Income from operations	5.6%	2.3%	5.0%	0.5%
Interest expense and other, net	0.8%	1.2%	1.4%	1.2%

Income (loss) before income taxes	4.8%	1.1%	3.6%	-0.7%
Income tax expense (benefit)	2.0%	0.4%	1.4%	-0.2%

Net income (loss)	2.8%	0.7%	2.2%	-0.5%

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Revenues. Revenues increased 15.7%, or $23.4 million, to $172.0 million for the three months ended December 31, 2011 from $148.6 million for the three months ended December 31, 2010. The increase was attributable to a $19.2 million increase in storm restoration revenues and a $4.2 million increase in core revenue.

Our storm restoration revenues are highly volatile and unpredictable. For the three months ended December 31, 2011, storm restoration revenues totaled $21.9 million compared to $2.7 million for the three months ended December 31, 2010. The increase was primarily attributable to a large snow storm that occurred in the Northeast during November 2011.

Our core revenues increased to $150.1 million for the three months ended December 31, 2011 from $145.9 million for the same period in the prior year. Our acquisition of Pine Valley on August 1, 2011 provided $7.9 million in core revenues for the quarter, which included $7.3 million in overhead distribution and other revenues and $0.6 million in substation revenues.

The following table contains supplemental information on core revenue and percentage changes by category for the periods indicated:

	September 30,	September 30,	September 30,
	Three Months Ended
	December 31,
Category of Core Revenue	2011	2010	% Change
Distribution and other	$103.6	$88.9	16.5%
Transmission	17.8	25.5	-30.2%
Engineering and substation	28.7	31.5	-8.9%

Total	$150.1	$145.9	2.9%

•

Distribution and Other Revenues. Our combined revenues for overhead and underground distribution services increased 16.5% from the prior year period, primarily due to a general increase in demand for overhead maintenance services, the addition of Pine Valley ($7.3 million) and ongoing work in Tanzania ($1.4 million) for the three months ended December 31, 2011. A portion of our distribution growth was diverted as we used our distribution crews to respond to increased storm activity from a large Northeast snow storm that occurred in November. Our underground distribution services continue to be adversely affected by a weak market for new residential housing. We believe that we remain well positioned to benefit from a reacceleration in maintenance spending, which will remain dependent to a large extent on the health of the economy. The majority of our distribution services are provided to investor-owned, municipal and co-operative utilities under master service agreements (“MSAs”). Services provided under these MSAs include both overhead and underground powerline distribution services. Our MSAs do not guarantee a minimum volume of work. The MSAs provide a framework for core and storm restoration pricing and provide an outline of the service territory in which we will work or the percentage of overall outsourced distribution work we will provide for the customer. Our MSAs also provide a platform for multi-year relationships with our customers. We can easily increase or decrease staffing for a customer without exhaustive contract negotiations.

•

Transmission Revenues. Transmission revenues decreased 30.2% from the prior year period. Our transmission project pipeline remains strong but the timing of certain projects negatively impacted the three months ended December 31, 2011.

•

Engineering and Substation Revenues. Engineering and substation revenues decreased 8.9% from the prior year period. Engineering and substation revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement service revenues. Material procurement service revenue totaled $5.9 million for engineering and substation for the three months ended December 31, 2011 compared to $12.1 million in the prior period.

Gross Profit. Gross profit increased 53% to $25.4 million for the three months ended December 31, 2011 from $16.6 million for the three months ended December 31, 2010. Gross profit as a percentage of revenues increased to 14.8% for the three months ended December 31, 2011 from 11.2% for the same period in the prior year. Higher total revenue and the increase in storm restoration revenues favorably contributed to our increased gross profit in the current period. In addition, the increased gross profit percentages reflect the positive impact from a decrease of $7.6 million in material procurement services during the three months ended December 31, 2011. The gross profit on material procurement services generally are lower than our other services and currently range from 0% to 5%.

General and Administrative Expenses. General and administrative expenses increased 25.2% to $15.9 million for the three months ended December 31, 2011 from $12.7 million for the three months ended December 31, 2010. As a percentage of revenues, general and administrative expenses increased to 9.2% for the three months ended December 31, 2011 from 8.6% for the same period in the prior year. The increase in general and administrative expenses was primarily due to approximately $0.6 million of overhead costs related to Pine Valley, which was acquired on August 1, 2011, $0.3 million related to the Tanzania project which began construction in July 2011, $0.3 million related to increased infrastructure costs at Klondyke, $0.3 related to increased professional fees, and $1.1 million for accrued incentive bonuses. In the prior year period, there were no quarterly incentive bonus accruals.

Interest Expense and Other, Net. Interest expense and other, net decreased 25.8% to $1.3 million for the three months ended December 31, 2011 from $1.8 million for the three months ended December 31, 2010. This decrease was primarily due to lower deferred loan cost amortization expenses under the existing revolving credit facility during the three months ended December 31, 2011. Deferred loan amortization totaled $0.1 million during the three months ended December 31, 2011 compared to $0.6 million in the prior period. On August 24, 2011, we entered into a $200.0 million revolving credit facility that replaced our prior credit facility. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional details of the existing revolving credit facility.

Income Tax Expense. The income tax expense was $3.4 million and $0.7 million for the three months ended December 31, 2011 and December 31, 2010, respectively. The effective tax rate was 40.8% and 39.9% for the three months ended December 31, 2011 and December 31, 2010, respectively, which varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes.

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

Revenues. Revenues increased 24%, or $66.5 million, to $343.8 million for the six months ended December 31, 2011 from $277.3 million for the six months ended December 31, 2010.

Our storm restoration revenues are highly volatile and unpredictable. For the six months ended December 31, 2011, storm restoration revenues totaled $56.7 million compared to $7.7 million for the six months ended December 31, 2010. The increase was primarily attributable to damages caused by Hurricane Irene, which occurred along the East coast during August 2011, and a large snow storm that occurred in the Northeast during November 2011.

Our core revenues increased 6.5% to $287.1 million for the six months ended December 31, 2011 from $269.6 million in the prior year period. Our acquisition of Pine Valley on August 1, 2011 provided $11.6 million in core revenues for the first half of fiscal 2012 ($11.1 million in distribution and other, and $0.5 million in engineering and substation). Klondyke showed year-over-year improvement contributing $17.8 million ($8.7 million in distribution and other, $1.6 million in transmission, and $7.5 million in engineering and substation) in core revenues for the first half of fiscal 2012 compared to $12.6 million ($3.7 million in distribution and other, $3.4 million in transmission, and $5.5 million in engineering and substation) in the prior year period primarily from construction activity on the Ivanpah solar and Cedar Mountain projects in California. Tanzania, which began construction in July 2011, provided $2.9 million of distribution and other revenue for the six months ended December 31, 2011.

The following table contains supplemental information on core revenue and percentage changes by category for the periods indicated:

	September 30,	September 30,	September 30,
	Six Months Ended
	December 31,
Category of Core Revenue	2011	2010	% Change
Distribution and other	$200.5	$174.5	14.9%
Transmission	32.3	43.3	-25.4%
Engineering and substation	54.3	51.8	4.8%

Total	$287.1	$269.6	6.5%

•

Distribution and Other Revenues. Our combined revenues for overhead and underground distribution services increased 14.9% from the prior year period, primarily due to a general increase in demand for distribution maintenance, the addition of Pine Valley and Tanzania, and improvement at Klondyke. Some of this growth was diverted as we used our distribution crews to respond to increased storm activity from Hurricane Irene and a large Northeast snow storm that occurred during the six months ended December 31, 2011. Our underground distribution services continue to be adversely affected by a weak market for new residential housing. We believe that we remain well positioned to benefit from a reacceleration in maintenance spending, which will remain dependent to a large extent on the health of the economy. The majority of our distribution services are provided to investor-owned, municipal and co-operative utilities under MSAs. Services provided under these MSAs include both overhead and underground powerline distribution services. Our MSAs do not guarantee a minimum volume of work. The MSAs provide a framework for core and storm restoration pricing and provide an outline of the service territory in which we will work or the percentage of overall outsourced distribution work we will provide for the customer. Our MSAs also provide a platform for multi-year relationships with our customers. We can easily increase or decrease staffing for a customer without exhaustive contract negotiations.

•

Transmission Revenues. Transmission revenues decreased 25.4% from the prior year period. Our transmission project pipeline remains strong but the timing of certain projects negatively impacted the six months ended December 31, 2011.

•

Engineering and Substation Revenues. Engineering and substation revenues increased 4.8% from the prior year period, primarily due to improvement at Klondyke. Substation revenue at Klondyke increased 36% from the prior year period primarily due to the activity on the Ivanpah solar project. Engineering and substation revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues. Also, revenues from the six months ended December 31, 2010 were negatively impacted by a $2.0 million reduction of costs and estimated earnings in excess of billings on uncompleted contracts that related to prior periods (see Note 1 in our Notes to Condensed Consolidated Financial Statements).

Gross Profit. Gross profit increased 73.6% to $49.3 million for the six months ended December 31, 2011 from $28.4 million for the six months ended December 31, 2010. Gross profit as a percentage of revenues increased to 14.3% for the six months ended December 31, 2011 from 10.2% for the prior year period. Higher total revenue and the increase in storm restoration revenues favorably contributed to our increased gross profit in the current year period. In addition, the increased gross profit percentage reflects the positive impact from a decrease in material procurement services revenue from $24.8 million in the prior year period to $18.3 million for the six months ended December 31, 2011. The gross profit on material procurement services are generally lower than our other services and currently range from 0% to 5%.

We experienced volatility in our mark-to-market adjustment on our diesel hedging program that caused a $1.1 million increase in our cost of operations during the six months ended December 31, 2011. Our mark-to-market adjustment caused a $0.8 million decrease in our cost of operations in the prior year period. As a percentage of revenues, fuel costs increased to 5% for the six months ended December 31, 2011 from 4% for the same period in the prior year. The gross profit for the six months ended December 31, 2011 was also negatively impacted by a $0.9 million allowance against engineering services provided to a third-party U.S. construction company also working in Tanzania. We continue to pursue collection efforts to recover this amount. Gross profit for the six months ended December 31, 2010 was negatively impacted by a $2.0 million reduction of costs and estimated earnings in excess of billings on uncompleted contracts that related to prior periods (see Note 1 in our Notes to Condensed Consolidated Financial Statements).

General and Administrative Expenses. General and administrative expenses increased 21.2% to $31.9 million for the six months ended December 31, 2011 from $26.3 million for the six months ended December 31, 2010. As a percentage of revenues, general and administrative expenses decreased to 9.3% for the six months ended December 31, 2011 from 9.5% for the same prior year period. The increase in general and administrative expenses was primarily due to approximately $0.9 million of overhead costs related to Pine Valley, which was acquired on August 1, 2011, $0.5 million related to the Tanzania project which began construction in July 2011, $0.6 million related to increased infrastructure costs at Klondyke, $0.6 million related to increased professional fees, and $2.4 million for accrued incentive bonuses. In the prior year period there were no incentive bonus accruals.

Interest Expense and Other, Net. Interest expense and other, net increased 37.1% to $4.8 million for the six months ended December 31, 2011 from $3.5 million for the six months ended December 31, 2010. This increase was primarily due to the write-off of $1.7 million of unamortized deferred loan costs as additional interest expense related to the prior credit facility. The increase was partially offset by lower deferred loan cost amortization under the existing revolving credit facility. On August 24, 2011, we entered into a $200.0 million revolving credit facility that replaced our prior credit facility. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional details of the existing revolving credit facility.

Income Tax Expense (Benefit). The income tax expense (benefit) was $5.0 million and ($0.7) million for the six months ended December 31, 2011 and December 31, 2010, respectively. The effective tax rate was 39.8% and (34.9%) for the six months ended December 31, 2011 and December 31, 2010, respectively, which varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes.

Liquidity and Capital Resources

Our primary cash needs have been for working capital, capital expenditures, payments under our revolving credit facility and acquisitions. Our primary source of cash for the six months ended December 31, 2011 was through borrowings from our revolving credit facility and cash from operations, including increased storm activity. Our primary source of cash for the six months ended December 31, 2010 was cash provided by operations.

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

On August 24, 2011, we entered into a $200.0 million revolving credit facility that replaced our prior credit facility. Our existing revolving credit facility matures in August 2015. We repaid outstanding term loans and borrowings on the revolver of our prior credit facility upon entering into our revolving credit facility. The obligations under our revolving credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic and first-tier foreign subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, subject to limited exceptions.

As of December 31, 2011, our cash totaled $0.7 million and we had $72.0 million available under the $200.0 million revolving credit facility (after giving effect to the outstanding balance of $13.0 million of standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our revolving credit facility, which are discussed below.

We believe that our cash flow from operations, available cash and cash equivalents, and borrowings available under our revolving credit facility will be adequate to meet our liquidity needs in the ordinary course of business for the foreseeable future. However, our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. In addition, if we fail to comply with the covenants contained in our revolving credit facility, we may be unable to access our revolving credit facility upon which we depend for letters of credit and other short-term borrowings. This would have a negative impact on our liquidity and require us to obtain alternative short-term financing.

Changes in Cash Flows:

	September 30,	September 30,
	Six Months Ended December 31,
	2011	2010
	(In millions)
Net cash provided by operating activities	$17.1	$22.9
Net cash used in investing activities	$(31.3)	$(4.1)
Net cash provided by (used in) financing activities	$14.6	$(17.0)

Net cash provided by operating activities decreased to $17.1 million for the six months ended December 31, 2011 from $22.9 million for the six months ended December 31, 2010. The decrease in operating cash flows was primarily due to timing of working capital requirements and increased accounts receivable due to storm activity partially offset by the $9.0 million improvement of net income (loss). Storm-related accounts receivable totaled $11.0 million as of December 31, 2011.

We received a refund from the commercial insurance carrier that administers our partially self-insured individual workers’ compensation, vehicle and general liability insurance programs for retrospective premium payment adjustments of $3.5 million in August 2011, which is included in net cash provided by operating activities for the six months ended December 31, 2011. The refund is included in changes in insurance and claims accruals. Retrospective adjustments have historically been prepared annually on a “paid-loss” basis by our commercial insurance carrier. The last retrospective premium payment adjustment from our commercial insurance carrier required us to make payments totaling approximately $5.2 million that were paid from February 2011 through May 2011.

Net cash used in investing activities increased to $31.3 million for the six months ended December 31, 2011 from $4.1 million for the six months ended December 31, 2010. This increase is primarily due to cash used for the acquisition of Pine Valley in August 2011 totaling $16.8 million (net of cash acquired totaling $0.5 million), and increased capital expenditures. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.

Net cash provided by financing activities was $14.6 million for the six months ended December 31, 2011 compared to net cash used in financing activities of $17.0 million for the six months ended December 30, 2010. On August 24, 2011, we entered into a $200.0 million revolving credit facility that replaced our prior credit facility of which $113.0 million was outstanding under our prior credit facility and accrued interest totaling $0.3 million was paid off at that time. Total costs associated with the existing revolving credit facility were approximately $1.7 million which are being capitalized and amortized over the term of the agreement using the effective interest method. Prior to the replacement of our prior credit facility, we had borrowed $14.0 million, including $10.0 million used to finance the Pine Valley acquisition during the six months ended December 31, 2011.

EBITDA to U.S. GAAP Reconciliation

EBITDA is a non-U.S.GAAP financial measure that represents the sum of net income (loss), income tax expense (benefit), interest expense, depreciation and amortization. EBITDA is used internally when evaluating our operating performance and management believes that EBITDA allows investors to make a more meaningful comparison between our core business operating results on a consistent basis over different periods of time, as well as with those of other similar companies. Management believes that EBITDA, when viewed with our results under U.S. GAAP and the accompanying reconciliation, provides additional information that is useful for evaluating the operating performance of our business without regard to potential distortions. Additionally, management believes that EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA has limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP, such as net income (loss) or cash flow from operating activities, as indicators of operating performance or liquidity. This non-U.S. GAAP measure excludes certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below provides a reconciliation between net income (loss) and EBITDA.

	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
	(In millions)		(In millions)
Net income (loss)	$4.9	$1.0	$7.5	$(1.2)

Adjustments:
Interest expense	1.3	1.8	4.8	3.5
Income tax expense (benefit)	3.4	0.7	5.0	(0.8)
Depreciation and amortization	9.7	9.5	19.3	19.3

EBITDA	$19.3	$13.0	$36.6	$20.8

EBITDA increased 48.5% to $19.3 million for the three months ended December 31, 2011 from $13.0 million for the three months ended December 31, 2010. EBITDA increased 76.0% to $36.6 million for the six months ended December 31, 2011 from $20.8 million for the six months ended December 31, 2010. The increased EBITDA for the three and six months ended December 31, 2011 was primarily due to a higher level of storm activity compared to the prior year periods. EBITDA for the six months ended December 31, 2010 was also negatively impacted by a $2.0 million reduction of costs and estimated earnings in excess of billings on uncompleted contracts that relates to prior periods (see Note 1 in our Notes to Condensed Consolidated Financial Statements).

Credit Facility

On August 24, 2011, we entered into a new $200.0 million revolving credit facility that replaced our prior credit facility. Our existing revolving credit facility matures in August 2015.

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

Our revolving credit facility contains a number of other affirmative and restrictive covenants including limitations on dissolutions, sales of assets, investments, indebtedness and liens. Our revolving credit facility requires us to maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in the revolving credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in the revolving credit facility) of at least 1.25 to 1.0. We were in compliance with such financial covenants as of December 31, 2011.

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

Leases

In the ordinary course of business, we enter into non-cancelable operating leases for certain of our facility, vehicle and equipment needs, including related party leases. These leases allow us to conserve cash by paying a monthly lease rental fee for use of the related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including with renewal options and escalation clauses. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease.

Letters of Credit

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. We use our revolving credit facility to issue letters of credit. As of December 31, 2011, we had $13.0 million of standby letters of credit issued under our revolving credit facility primarily for insurance and bonding purposes. Our ability to obtain letters of credit under the revolving portion of our credit facility is conditioned on our continued compliance with the affirmative and negative covenants of our credit facility.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of December 31, 2011, we had $101.0 million in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.

Pike Electric Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.

Seasonality; Fluctuations of Results

Because our services are performed outdoors, our results of operations can be subject to seasonal variations due to weather conditions. These seasonal variations affect both our core and storm restoration services. Extended periods of rain affect the deployment of our core crews, particularly with respect to underground work. We anticipate construction work in Tanzania will be affected by seasonal monsoons which historically occurred during the first calendar quarter. During the winter months, demand for core work is generally lower due to inclement weather. In addition, demand for core work generally increases during the spring months due to improved weather conditions and is typically the highest during the summer due to better weather conditions. Due to the unpredictable nature of storms, the level of our storm restoration revenues fluctuates from period to period.

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

•

our belief that any potential underfunded liability arising from collective bargaining agreements to which Klondyke or Pine Valley are party would not have a material adverse effect on our results of operations, financial position or cash flows;

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

•

our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our revolving credit facility will be adequate to meet our liquidity needs in the ordinary course of business for the foreseeable future;

•

the possibility that if we fail to comply with the covenants contained in our revolving credit facility, we may be unable to access the revolving portion of our credit facility upon which we depend for letters of credit and other short-term borrowings and that this would have a negative impact on our liquidity and could require us to obtain alternative short-term financing;

•	our expectation that our gross profit and operating income (loss) would be negatively affected if we cannot fully recover increased diesel prices through price increases to customers;

•	our belief that the financial institutions with whom we maintain substantially all of our cash investments are high credit quality financial institutions;

•

our expectation that the FASB guidance on the presentation of comprehensive income, fair value measurement and disclosure, and offsetting assets and liabilities will not have an impact on the Company’s financial position, results of operations or cash flows;

•	our belief that it is unlikely that any material claims will be made under a letter of credit in the foreseeable future; and

•	our expectation that the net amount of the existing losses in OCI at December 31, 2011 reclassified into net income (loss) over the next twelve months will be approximately $124,000.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the three month period ended December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet be Purchsaed under the Program

October 1, 2011 through October 31, 2011	9,219	6.97	—	—
November 1, 2011 through November 30, 2011	1,623	6.44	—	—
December 1, 2011 through December 31, 2011	—	—	—	—

Total shares purchased for the three months ended December 31, 2011	10,842

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of shares of restricted stock issued to certain employees.

Item 6. Exhibits

Exhibit	Description

3.1	Certificate of Incorporation of Pike Electric Corporation (Incorporated by reference to Exhibit 3.1 on our Registration Statement on Form S-1/A filed July 11, 2005)

3.2	Amended and Restated Bylaws of Pike Electric Corporation, as of September 1, 2011 (Incorporated by reference to Exhibit 3.2 on our Form 10-K filed September 6, 2011)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Financial statements from the quarterly report on Form 10-Q of Pike Electric Corporation for the quarter ended December 31, 2011, filed on February 7, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE ELECTRIC CORPORATION (Registrant)

Date: February 7, 2012	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: February 7, 2012	By:	/s/ Anthony K. Slater
Anthony K. Slater
Executive Vice President and Chief Financial Officer