Form 10-Q
period 2012-03-31
Pike Electric CORP
filed 2012-05-08
CIK 1317577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Yes  ☐    No  ☒

As of April 30, 2012, there were 35,038,107 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2012	June 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$208	$311
Accounts receivable from customers, net	92,258	80,902
Costs and estimated earnings in excess of billings on uncompleted contracts	63,750	49,266
Inventories	11,986	8,338
Prepaid expenses and other	10,604	16,044
Deferred income taxes	8,700	7,969

Total current assets	187,506	162,830
Property and equipment, net	171,569	177,682
Goodwill	122,932	110,893
Other intangibles, net	44,821	38,353
Deferred loan costs, net	1,464	2,005
Other assets	1,487	1,846

Total assets	$529,779	$493,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,516	$20,079
Accrued compensation	23,601	25,474
Billings in excess of costs and estimated earnings on uncompleted contracts	7,840	12,224
Accrued expenses and other	6,564	8,185
Current portion of deferred compensation	1,595	—
Current portion of insurance and claim accruals	11,617	12,526

Total current liabilities	77,733	78,488
Revolving credit facility	119,500	—
Long-term debt	—	99,000
Insurance and claim accruals, net of current portion	4,905	6,621
Deferred compensation, net of current portion	5,383	6,140
Deferred income taxes	44,801	46,179
Other liabilities	2,915	2,792
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 35,040 and 33,666 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	6,428	6,427
Additional paid-in capital	172,076	161,586
Accumulated other comprehensive loss, net of taxes	(35)	(178)
Retained earnings	96,073	86,554

Total stockholders’ equity	274,542	254,389

Total liabilities and stockholders’ equity	$529,779	$493,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues	$162,766	$153,825	$506,588	$431,146
Cost of operations	142,228	137,416	436,782	386,377

Gross profit	20,538	16,409	69,806	44,769
General and administrative expenses	16,220	13,810	48,096	40,114
(Gain) loss on sale of property and equipment	(406)	39	(288)	588

Income from operations	4,724	2,560	21,998	4,067
Other expense (income):
Interest expense	1,179	1,620	6,017	5,094
Other, net	(15)	(22)	(28)	(38)

Total other expense, net	1,164	1,598	5,989	5,056

Income (loss) before income taxes	3,560	962	16,009	(989)
Income tax expense (benefit)	1,536	342	6,490	(340)

Net income (loss)	$2,024	$620	$9,519	$(649)

Earnings (loss) per share:
Basic	$0.06	$0.02	$0.28	$(0.02)

Diluted	$0.06	$0.02	$0.27	$(0.02)

Shares used in computing earnings (loss) per share:
Basic	34,869	33,446	34,569	33,368

Diluted	35,241	34,062	35,066	33,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$9,519	$(649)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,901	28,598
Non-cash interest expense	2,508	1,749
Deferred income taxes	(1,840)	(3,347)
(Gain) loss on sale of property and equipment	(288)	588
Equity compensation expense	2,942	2,912
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(22,581)	(5,492)
Inventories, prepaid expenses and other	3,190	(7,257)
Insurance and claim accruals	(2,624)	(5,912)
Accounts payable and other	(1,953)	15,692

Net cash provided by operating activities	17,774	26,882
Cash flows from investing activities:
Purchases of property and equipment	(21,841)	(11,206)
Business acquisition, net	(16,806)	—
Net proceeds from sale of property and equipment	3,094	1,616

Net cash used in investing activities	(35,553)	(9,590)
Cash flows from financing activities:
Principal payments on long-term debt	(99,000)	(15,500)
Borrowings under prior revolving credit facility	37,700	—
Repayments under prior revolving credit facility	(37,700)	—
Borrowings under existing revolving credit facility	194,920	—
Repayments under existing revolving credit facility	(75,420)	—
Stock option and employee stock purchase activity, net	(1,091)	(83)
Deferred loan costs	(1,733)	(991)

Net cash provided by (used in) financing activities	17,676	(16,574)

Net (decrease) increase in cash and cash equivalents	(103)	718
Cash and cash equivalents beginning of year	311	11,133

Cash and cash equivalents end of period	$208	$11,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended March 31, 2012 and 2011

(In thousands, except per share amounts)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of Pike Electric Corporation and its wholly-owned subsidiaries (“Pike,” “we,” “us,” and “our”) are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. We recorded a $2,000 reduction of costs and estimated earnings in excess of billings on uncompleted contracts during the quarter ended September 30, 2010 that related to prior periods, the impact of which was not material to any individual prior period. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The balance sheet at June 30, 2011 has been derived from our audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Certain amounts reported previously have been reclassified to conform to the current year presentation. These financial statements should be read in conjunction with our financial statements and related notes included in our report on Form 10-K for the year ended June 30, 2011.

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

We currently are pursuing international opportunities, both individually and through strategic partnerships. We believe that our reputation and experience combined with our broad range of services allows us to opportunistically bid on attractive international projects. For example, in August 2010, we won our first international engineering, procurement, and construction (“EPC”) contract of approximately $18,000 to construct 500 miles of distribution line in Tanzania. Planning and siting for this project have been completed, engineering and design work is under way, and construction began in July 2011. This project is supported by United States government commitments and guarantees. We believe there will be other large and financially attractive projects to pursue in international markets in the future as developing regions, including Africa, install or develop their electric infrastructure.

We monitor revenue by two categories of services: core and storm restoration. We use this breakdown because core services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, and storm restoration revenues represent additional revenue opportunities that depend on severe weather conditions.

The table below sets forth our revenues by category of service for the periods indicated:

	Three Months Ended				Nine Months Ended
	March 31,				March 31,
	2012		2011		2012		2011
Core services	$156,497	96.1%	$137,702	89.5%	$443,635	87.6%	$407,314	94.5%
Storm restoration services	6,269	3.9%	16,123	10.5%	62,953	12.4%	23,832	5.5%

Total	$162,766	100.0%	$153,825	100.0%	$506,588	100.0%	$431,146	100.0%

3.	Acquisition of Pine Valley

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

The financial results of the operations of Pine Valley have been included in our condensed consolidated financial statements since the date of the acquisition and represent revenue of $3,796 and $15,445 and net (loss) income of ($228) and $327 for the three and nine months ended March 31, 2012, respectively. The following unaudited pro forma statement of income data gives effect to the acquisition of Pine Valley as if it had occurred on July 1, 2010. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented.

	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues	$162,766	$160,871	$508,399	$452,995

Net income	$2,024	$1,932	$9,630	$4,296

Basic earnings per common share	$0.06	$0.06	$0.28	$0.13

Diluted earnings per common share	$0.06	$0.06	$0.27	$0.13

4.	Assets Held For Sale

Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market. Assets held for sale totaled $1,140 and $168 at March 31, 2012 and June 30, 2011, respectively, and are included in prepaid expenses and other in the condensed consolidated balance sheets.

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

Effective May 2010, we entered into an interest rate swap agreement (the “May 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The May 2010 Swap will expire in May 2012. Under the May 2010 Swap, we pay a fixed rate of 1.1375% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. The May 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the May 2010 Swap for the three and nine months ended March 31, 2012 and March 31, 2011.

Effective June 2010, we entered into an interest rate swap agreement (the “June 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The June 2010 Swap will expire in June 2012. Under the June 2010 Swap, we pay a fixed rate of 1.0525% and receive a rate equivalent to the thirty-day LIBOR, adjusted monthly. The June 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the June 2010 Swap for the three and nine months ended March 31, 2012 and March 31, 2011.

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

We periodically enter into diesel fuel swaps to decrease our price volatility. As of March 31, 2012, we had hedged approximately 63% of our next 12 months of projected diesel fuel purchases at prices ranging from $3.78 to $4.23 per gallon at a weighted-average price of $4.03. We are not currently utilizing hedge accounting for any active diesel fuel derivatives.

Balance Sheet and Statement of Operations Information

The fair value of derivatives at March 31, 2012 and June 30, 2011 is summarized below:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at Mar. 31, 2012	Fair Value at June 30, 2011	Fair Value at Mar. 31, 2012	Fair Value at June 30, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other	$—	$—	$58	$291

Total derivatives designated as hedging instruments		$—	$—	$58	$291

Derivatives not designated as hedging instruments:
Diesel fuel swaps (gross) (1)	Prepaid expenses and other	$474	$888	$—	$—
Diesel fuel swaps (gross) (1)	Accrued expenses and other	—	—	233	—

Total derivatives not designated as hedging instruments		$474	$888	$233	$—

Total derivatives		$474	$888	$291	$291

(1)	The fair values of asset and liability derivatives with the same counterparty are netted on the balance sheet.

The effects of derivative instruments on the condensed consolidated statements of operations for the three and nine months ended March 31, 2012 and 2011 are summarized in the following tables:

Derivatives designated as cash flow hedging instruments:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Earnings		Amount of Loss Reclassified from Accumulated OCI into Earnings
For the Three Months Ended March 31,	2012	2011			2012	2011
Interest rate swaps (1)	$41	$28	Interest expense	(1)	$(51)	$(51)

Totals	$41	$28			$(51)	$(51)

For the Nine Months Ended March 31,	2012	2011			2012	2011
Interest rate swaps (1)	$143	$(46)	Interest expense	(1)	$(160)	$(152)

Totals	$143	$(46)			$(160)	$(152)

(1)	Net of tax.

Derivatives not designated as cash flow hedging instruments:

	Location of Gain (Loss) Recognized in Earnings	Amount of Gain (Loss) Recognized in Earnings
For the Three Months Ended March 31,		2012	2011
Diesel fuel swaps	Cost of operations	$439	$1,387

Total		$439	$1,387

For the Nine Months Ended March 31,		2012	2011
Diesel fuel swaps	Cost of operations	$(646)	$2,192

Total		$(646)	$2,192

Accumulated OCI

For the interest rate swaps, the following table summarizes the net derivative gains or losses, net of taxes, recorded into accumulated OCI and reclassified to loss for the periods indicated below.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Net accumulated derivative loss deferred at beginning of period	$(76)	$(216)	$(178)	$(142)
Changes in fair value	(10)	(23)	(17)	(198)
Reclassification to net income (loss)	51	51	160	152

Net accumulated derivative loss deferred at end of period	$(35)	$(188)	$(35)	$(188)

The estimated net amount of the existing losses in OCI at March 31, 2012 expected to be reclassified into net income over the next twelve months is approximately $58.

For the three and nine months ended March 31, 2012 and 2011, there were no reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

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

Our revolving credit facility contains a number of other affirmative and restrictive covenants including limitations on dissolutions, sales of assets, investments, and indebtedness and liens. Our revolving credit facility includes a requirement that we maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our revolving credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in the revolving credit facility), of at least 1.25 to 1.0. We also wrote-off approximately $1,700 of unamortized deferred loan costs as additional interest expense related to the prior credit facility in August 2011. As of March 31, 2012, we had $119,500 in borrowings and our availability under our revolving credit facility was $67,680 (after giving effect to $12,820 of outstanding standby letters of credit).

7.	Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows for the periods presented:

	For the Three Months Ended March 31,
	2012	2011
Net income	$2,024	$620
Change in fair value of interest rate cash flow hedges, net of income taxes of $26 and $18, respectively	41	28

Comprehensive income	$2,065	$648

	For the Nine Months Ended March 31,
	2012	2011
Net income (loss)	$9,519	$(649)
Change in fair value of interest rate cash flow hedges, net of income taxes of $91 and ($25), respectively	143	(46)

Comprehensive income (loss)	$9,662	$(695)

8.	Fair Value of Financial Instruments

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

There is a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•

Level 1—Valuations based on quoted prices in active markets for identical instruments that we are able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•

Level 2—Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of March 31, 2012, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge a portion of our diesel fuel costs and our exposure to interest rate fluctuations. These derivative instruments currently consist of swaps only. See Note 5 for further information on our derivative instruments and hedging activities.

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

At March 31, 2012 and June 30, 2011, the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

Description	March 31, 2012	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$474	$—	$474	$—
Liability:
Diesel fuel swap agreements	(233)	—	(233)	$—
Interest rate swap agreements	(58)	—	(58)	—

Total	$183	$—	$183	$—

Description	June 30, 2011	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$888	$—	$888	$—
Liability:
Interest rate swap agreements	(291)	—	(291)	—

Total	$597	$—	$597	$—

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

Compensation expense related to stock-based compensation plans was $953 and $973 for the three months ended March 31, 2012 and March 31, 2011, respectively, and $2,942 and $2,912 for the nine months ended March 31, 2012 and March 31, 2011, respectively. The income tax benefit recognized for stock-based compensation arrangements was $372 and $380 for the three months ended March 31, 2012 and March 31, 2011, respectively, and $1,149 and $1,169 for the nine months ended March 31, 2012 and March 31, 2011, respectively. Stock option exercises that related to stock-based compensation plans totaled 253 and 39 shares of common stock for the three months ended March 31, 2012 and March 31, 2011, respectively, and 304 and 39 shares of common stock for the nine months ended March 31, 2012 and March 31, 2011, respectively.

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

In assessing the value of deferred tax assets, the Company considers whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provides a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value, if applicable. The Company has concluded that no valuation allowance is required for deferred tax assets at March 31, 2012 and June 30, 2011, respectively.

Effective income tax rates of 43.1% and 35.5% for the three months ended March 31, 2012 and March 31, 2011, respectively, and 40.5% and 34.4% for the nine months ended March 31, 2012 and March 31, 2011, respectively, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income and gross margin taxes.

11.	Earnings (Loss) Per Share

The following table sets forth the calculations of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Basic:
Net income (loss)	$2,024	$620	$9,519	$(649)

Weighted average common shares	34,869	33,446	34,569	33,368

Basic earnings (loss) per share	$0.06	$0.02	$0.28	$(0.02)

Diluted:
Net income (loss)	$2,024	$620	$9,519	$(649)

Weighted average common shares	34,869	33,446	34,569	33,368
Potential common stock arising from stock options and restricted stock	372	592	497	—

Weighted average common shares—diluted	35,241	34,038	35,066	33,368

Diluted earnings (loss) per share	$0.06	$0.02	$0.27	$(0.02)

Outstanding options and restricted stock awards equivalent to 2,567, 1,949, and 2,486 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011, and the nine months ended March 31, 2012, respectively, because their effect would have been anti-dilutive. All outstanding options and restricted stock awards equivalent to 3,740 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended March 31, 2011 because their effect would have been anti-dilutive.

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

Accounting for Goodwill and Intangible Assets

In September 2011, the FASB issued guidance related to testing goodwill for impairment which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, a more detailed two-step goodwill impairment test will need to be performed which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The amendment will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The amendment becomes effective for the Company’s interim period ending September 30, 2012. The Company does not expect the adoption of this amendment to have a material impact on the Company’s financial statements.

In December 2010, the FASB amended its guidance on goodwill and other intangible assets. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment was effective for the Company’s interim period ended March 31, 2012. The amendment did not have an impact on the Company’s financial position, results of operations or cash flows as we do not have any reporting units with zero or negative carrying amounts.

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

Disclosures for Fair Value Measurements

In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under U.S. GAAP with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for the Company’s interim period ending September 30, 2012. Early adoption is not permitted. The Company does not expect the amendment to have a material impact on its financial position, results of operations or cash flows.

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

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of March 31, 2012, we had $114,514 in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Electric Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.

Collective Bargaining Agreements

Several of our subsidiaries are party to collective bargaining agreements with unions representing craftworkers performing field construction operations. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements. The agreements require those subsidiaries to pay specified wages, provide certain benefits to their respective union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. These subsidiaries’ multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls, which cannot be determined for future periods because the location and number of union employees that any such subsidiary employs at any given time and the plans in which they may participate vary depending on the projects we have ongoing at any time and the need for union resources in connection with those projects. If any of these subsidiaries withdrew from, or otherwise terminated its participation in, one or more multi-employer pension plans or if the plans were to otherwise become underfunded, it could be assessed liabilities for additional contributions related to the underfunding of these plans. We are not aware of any material amounts of withdrawal liability that have been incurred as a result of a withdrawal by any of our subsidiaries from any multi-employer defined benefit pension plans.

Indemnities

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of March 31, 2012, we were not aware of circumstances that would lead to future indemnity claims against us for material amounts in connection with these indemnity obligations.

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

Overview

We are one of the largest providers of energy solutions for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from our roots as a specialty non-unionized contractor for electric utilities focused on the distribution sector in the Southeastern United States to a national, leading turnkey energy solutions provider with diverse capabilities servicing over 200 investor-owned, municipal and cooperative electric utilities, such as American Electric Power Company, Inc., Dominion Resources, South Carolina Electric & Gas Company (“SCE&G”), Duke Energy Corporation, Duquesne Light Company, E.On AG, Florida Power & Light Company, PacifiCorp, Progress Energy, Inc., and The Southern Company. Leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utilities customers, we believe our experienced management team has positioned us to benefit from the substantial long term growth drivers in our industry.

Over the past four years, we have reshaped our business platform and service territory significantly from being a distribution construction company based primarily in the Southeastern United States to a national energy solutions provider. We have accomplished this through organic growth and strategic acquisitions of companies with complementary service offerings and geographic footprints. Our acquisition of Shaw Energy Delivery Services, Inc. on September 1, 2008 expanded our operations into engineering, design, procurement and construction management services, including in the renewable energy arena, and significantly enhanced our substation and transmission construction capabilities. This acquisition also extended our geographic presence across the continental United States. Our acquisition of Facilities Planning & Siting, PLLC on June 30, 2009 enabled us to provide siting and planning services to our customers, which positions us to be involved at the conceptual stage of our customers’ projects. On June 30, 2010, we acquired Klondyke Construction LLC (“Klondyke”), based in Phoenix, Arizona, which complemented our existing engineering and design capabilities with construction services related to substation, transmission, and renewable energy infrastructure. Our August 1, 2011 acquisition of Pine Valley Power, Inc. (“Pine Valley”), located in Bluffdale, Utah, further strengthened our substation, transmission, distribution, and geothermal construction service capabilities in the Western United States. We believe our acquisitions of Klondyke and Pine Valley will allow us to continue to expand our engineering, procurement and construction (“EPC”) services in the Western portion of the United States and better compete in markets with unionized workforces. In addition, we have begun pursuing international opportunities and were awarded a contract to construct 500 miles of distribution line in Tanzania.

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

Results of Operations

The following table sets forth selected statements of operations data as approximate percentages of revenues for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues:
Core services	96.1%	89.5%	87.6%	94.5%
Storm restoration services	3.9%	10.5%	12.4%	5.5%

Total	100.0%	100.0%	100.0%	100.0%
Cost of operations	87.4%	89.3%	86.2%	91.4%

Gross profit	12.6%	10.7%	13.8%	10.2%
General and administrative expenses	10.0%	9.0%	9.5%	9.9%
(Gain) loss on sale of property and equipment	-0.2%	0.0%	-0.1%	0.2%

Income from operations	2.8%	1.7%	4.4%	-1.6%
Interest expense and other, net	0.6%	1.1%	1.2%	1.1%

Income (loss) before income taxes	2.2%	0.6%	3.2%	-2.7%
Income tax expense (benefit)	0.8%	0.2%	1.3%	-1.0%

Net income (loss)	1.4%	0.4%	1.9%	-1.7%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues. Revenues increased 5.9%, or $9.0 million, to $162.8 million for the three months ended March 31, 2012 from $153.8 million for the three months ended March 31, 2011. The increase was attributable to an $18.8 million increase in core revenues partially offset by a $9.8 million decrease in storm restoration revenue.

Our core revenues increased to $156.5 million for the three months ended March 31, 2012 from $137.7 million for the same period in the prior year. Our acquisition of Pine Valley on August 1, 2011 provided $3.8 million in core revenues for the current quarter.

The following table contains supplemental information on core revenue and percentage changes by category for the periods indicated:

	Three Months Ended
	March 31,
Category of Core Revenue	2012	2011	% Change
Distribution and other	$107.2	$82.7	29.6%
Transmission	18.5	17.5	5.7%
Engineering and substation	30.8	37.5	-17.9%

Total	$156.5	$137.7	13.7%

•

Distribution and Other Revenues. Our combined revenues for overhead and underground distribution services increased 29.6% from the prior year period, primarily due to a general increase in demand for overhead distribution maintenance services, the addition of Pine Valley ($2.2 million), and ongoing work in Tanzania ($3.3 million) for the three months ended March 31, 2012. Distribution revenues were also positively impacted by less storm restoration revenues compared to the same period in the prior year, as storm restoration work generally diverts man-hours from core work, which had decreased core revenues in the same period in the prior year. Our underground distribution services continue to be adversely affected by a weak market for new residential housing. The majority of our distribution services are provided to investor-owned, municipal and co-operative utilities under master service agreements (“MSAs”). Services provided under these MSAs include both overhead and underground powerline distribution services. Our MSAs do not guarantee a minimum volume of work. The MSAs provide a framework for core and storm restoration pricing and provide an outline of the service territory in which we will work or the percentage of overall outsourced distribution work we will provide for the customer. Our MSAs also provide a platform for multi-year relationships with our customers. We can easily increase or decrease staffing for a customer without exhaustive contract negotiations.

•

Transmission Revenues. Transmission revenues increased 5.7% from the prior year period. Our transmission project pipeline remains strong, but the timing of certain projects vary from period to period due to timing of work on significant projects. In addition, transmission revenues were positively impacted by the commencement of construction activity on the SCE&G EPC project partially offset by the timing of material procurement service revenues totaling $0.3 million for the three months ended March 31, 2012 compared to $1.3 million for the three months ended March 31, 2011. The addition of Pine Valley contributed $0.1 million in transmission revenues during the current quarter.

•

Engineering and Substation Revenues. Engineering and substation revenues decreased 17.9% from the prior year period. Engineering and substation revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement service revenues. Material procurement service revenues totaled $10.6 million for engineering and substation for the three months ended March 31, 2012, primarily from the SCE&G EPC project, compared to $18.6 million in the prior period, primarily from the VC Summer project. This reduction was partially offset by construction activity on the SCE&G EPC project and substation revenues from the addition of Pine Valley ($1.5 million).

Our storm restoration revenues are highly volatile and unpredictable. For the three months ended March 31, 2012, storm restoration revenues totaled $6.3 million compared to $16.1 million for the three months ended March 31, 2011. The decrease was primarily attributable to fewer severe storms and a milder winter during the current quarter.

Gross Profit. Gross profit increased 25% to $20.5 million for the three months ended March 31, 2012 from $16.4 million for the three months ended March 31, 2012. Gross profit as a percentage of revenues increased to 12.6% for the three months ended March 31, 2012 from 10.7% for the same period in the prior year. Higher total revenue contributed to our increased gross profit in the current period, which included construction activity related to the SCE&G EPC project. In addition, the increased gross profit percentages reflect the positive impact from a decrease of $8.0 million in material procurement service revenues during the three months ended March 31, 2012. The gross profit on material procurement services generally are lower than our other services and typically range from 0% to 5%.

General and Administrative Expenses. General and administrative expenses increased 17.4% to $16.2 million for the three months ended March 31, 2012 from $13.8 million for the three months ended March 31, 2011. As a percentage of revenues, general and administrative expenses increased to 10.0% for the three months ended March 31, 2012 from 9.0% for the same period in the prior year. The increase in general and administrative expenses was primarily due to approximately $0.5 million of overhead costs related to Pine Valley, which was acquired on August 1, 2011, $0.2 million related to the Tanzania project which began construction in July 2011, $0.4 million related to increased infrastructure costs at Klondyke, $0.4 million related to increased professional fees, and $0.5 million for accrued incentive bonuses. In the prior year period, there were no quarterly incentive bonus accruals.

Interest Expense and Other, Net. Interest expense and other, net decreased 25% to $1.2 million for the three months ended March 31, 2012 from $1.6 million for the three months ended March 31, 2011. This decrease was primarily due to lower deferred loan cost amortization expenses under the existing revolving credit facility during the three months ended March 31, 2012. Deferred loan amortization totaled $0.1 million during the three months ended March 31, 2012 compared to $0.5 million in the prior period. On August 24, 2011, we entered into a $200.0 million revolving credit facility that replaced our prior credit facility. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional details of the existing revolving credit facility.

Income Tax Expense. The income tax expense was $1.5 million and $0.3 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Effective income tax rates of 43.1% and 35.5% for the three months ended March 31, 2012 and March 31, 2011, respectively, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income and gross margin taxes.

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Revenues. Revenues increased 17.5%, or $75.5 million, to $506.6 million for the nine months ended March 31, 2012 from $431.1 million for the nine months ended March 31, 2011.

Our core revenues increased 8.9% to $443.6 million for the nine months ended March 31, 2012 from $407.3 million in the prior year period. Our acquisition of Pine Valley on August 1, 2011 provided $15.4 million in core revenues for the nine months ended March 31, 2012. Our project in Tanzania, which began construction in July 2011, provided $6.2 million of distribution and other revenue for the nine months ended March 31, 2012.

The following table contains supplemental information on core revenue and percentage changes by category for the periods indicated:

	Nine Months Ended
	March 31,
Category of Core Revenue	2012	2011	% Change
Distribution and other	$307.9	$257.2	19.7%
Transmission	50.8	60.8	-16.4%
Engineering and substation	84.9	89.3	-4.9%

Total	$443.6	$407.3	8.9%

•

Distribution and Other Revenues. Our combined revenues for overhead and underground distribution services increased 19.7% from the prior year period, primarily due to a general increase in demand for overhead distribution maintenance, the addition of Pine Valley ($13.3 million), and our Tanzania project ($6.2 million). Some of this growth was diverted as we used our distribution crews to respond to increased storm activity from Hurricane Irene and a large Northeast snow storm that occurred during the nine months ended March 31, 2012. Our underground distribution services continue to be adversely affected by a weak market for new residential housing. The majority of our distribution services are provided to investor-owned, municipal and co-operative utilities under MSAs. Services provided under these MSAs include both overhead and underground powerline distribution services. Our MSAs do not guarantee a minimum volume of work. The MSAs provide a framework for core and storm restoration pricing and provide an outline of the service territory in which we will work or the percentage of overall outsourced distribution work we will provide for the customer. Our MSAs also provide a platform for multi-year relationships with our customers. We can easily increase or decrease staffing for a customer without exhaustive contract negotiations.

•

Transmission Revenues. Transmission revenues decreased 16.4% from the prior year period. Our transmission project pipeline remains strong but the timing of certain projects negatively impacted the nine months ended March 31, 2012. In addition, reductions in material procurement service revenues totaling $3.1 during the nine months ended March 31, 2012 were offset by the commencement of construction activity on the SCE&G EPC project. The addition of Pine Valley contributed $0.1 million in transmission revenues for the nine months ended March 31, 2012.

•

Engineering and Substation Revenues. Engineering and substation revenues decreased 4.9% from the prior year period, primarily due a decrease in material procurement revenues. Engineering and substation revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement service revenues. Material procurement service revenues decreased from $39.0 million in the prior year period, primarily for the VC Summer project, to $24.8 million for the nine months ended March 31, 2012. This reduction was partially offset by construction activity on the SCE&G EPC project and the addition of Pine Valley ($2.0 million). Also, revenues from the nine months ended March 31, 2011 were negatively impacted by a $2.0 million reduction of costs and estimated earnings in excess of billings on uncompleted contracts that related to prior periods (see Note 1 in our Notes to Condensed Consolidated Financial Statements).

Our storm restoration revenues are highly volatile and unpredictable. For the nine months ended March 31, 2012, storm restoration revenues totaled $63.0 million compared to $23.8 million for the nine months ended March 31, 2011. The increase was primarily attributable to damages caused by Hurricane Irene, which occurred along the East coast during August 2011, and a large snow storm that occurred in the Northeast during November 2011.

Gross Profit. Gross profit increased 55.8% to $69.8 million for the nine months ended March 31, 2012 from $44.8 million for the nine months ended March 31, 2011. Gross profit as a percentage of revenues increased to 13.8% for the nine months ended March 31, 2012 from 10.4% for the prior year period. Higher total revenue and the increase in storm restoration revenues favorably contributed to our increased gross profit in the current year period. The increased gross profit percentage also reflects the positive impact from a decrease of $15.2 million in material procurement service revenues during the nine months ended March 31, 2012. The gross profit on material procurement services are generally lower than our other services and currently range from 0% to 5%.

We experienced volatility in our mark-to-market adjustment on our diesel hedging program that caused a $0.6 million increase in our cost of operations during the nine months ended March 31, 2012. As a percentage of revenues, fuel costs increased to 4.8% for the nine months ended March 31, 2012 from 3.9% for the same period in the prior year. Gross profit for the nine months ended March 31, 2011 was negatively impacted by a $2.0 million reduction of costs and estimated earnings in excess of billings on uncompleted contracts that related to prior periods (see Note 1 in our Notes to Condensed Consolidated Financial Statements).

General and Administrative Expenses. General and administrative expenses increased 20.0% to $48.1 million for the nine months ended March 31, 2012 from $40.1 million for the nine months ended March 31, 2011. As a percentage of revenues, general and administrative expenses increased to 9.5% for the nine months ended March 31, 2012 from 9.3% for the same prior year period. The increase in general and administrative expenses was primarily due to approximately $1.5 million of overhead costs related to Pine Valley, which was acquired on August 1, 2011, $0.7 million related to the Tanzania project which began construction in July 2011, $1.0 million related to increased infrastructure costs at Klondyke, $0.9 million related to increased professional fees, and $2.9 million for accrued incentive bonuses. In the prior year period there were no incentive bonus accruals.

Interest Expense and Other, Net. Interest expense and other, net increased 17.6% to $6.0 million for the nine months ended March 31, 2012 from $5.1 million for the nine months ended March 31, 2011. This increase was primarily due to the write-off of $1.7 million of unamortized deferred loan costs as additional interest expense related to the prior credit facility. The increase was partially offset by lower deferred loan cost amortization under the existing revolving credit facility. On August 24, 2011, we entered into a $200.0 million revolving credit facility that replaced our prior credit facility. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional details of the existing revolving credit facility.

Income Tax Expense (Benefit). The income tax expense (benefit) was $6.5 million and ($0.3) million for the three months ended March 31, 2012 and March 31, 2011, respectively. Effective income tax rates of 40.5% and 34.4% for the nine months ended March 31, 2012 and March 31, 2011, respectively, varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income and gross margin taxes.

Liquidity and Capital Resources

Our primary cash needs have been for working capital, capital expenditures, payments under our revolving credit facility and acquisitions. Our primary source of cash for the nine months ended March 31, 2012 was through borrowings from our revolving credit facility and cash from operations, including increased storm activity. Our primary source of cash for the nine months ended March 31, 2011 was cash provided by operations.

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

As of March 31, 2012, we had $67.7 million available under the $200.0 million revolving credit facility (after giving effect to the outstanding balance of $12.8 million of standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our revolving credit facility, which are discussed below.

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

Changes in Cash Flows:

	Nine Months Ended March 31,
	2012	2011
	(In millions)
Net cash provided by operating activities	$17.8	$26.9
Net cash used in investing activities	$(35.6)	$(9.6)
Net cash provided by (used in) financing activities	$17.7	$(16.6)

Net cash provided by operating activities decreased to $17.8 million for the nine months ended March 31, 2012 from $26.9 million for the nine months ended March 31, 2011. The decrease in operating cash flows was primarily due to timing of working capital requirements and upward trends for accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts partially offset by the $10.2 million improvement of net income (loss).

We received a refund from the commercial insurance carrier that administers our partially self-insured individual workers’ compensation, vehicle and general liability insurance programs for retrospective premium payment adjustments of $3.5 million in August 2011, which is included in net cash provided by operating activities for the nine months ended March 31, 2012. The refund is included in changes in insurance and claims accruals. Retrospective adjustments have historically been prepared annually on a “paid-loss” basis by our commercial insurance carrier. The last retrospective premium payment adjustment from our commercial insurance carrier required us to make payments totaling approximately $5.2 million that were paid from February 2011 through May 2011.

Net cash used in investing activities increased to $35.6 million for the nine months ended March 31, 2012 from $9.6 million for the nine months ended March 31, 2011. This increase is primarily due to cash used for the acquisition of Pine Valley in August 2011 totaling $16.8 million (net of cash acquired totaling $0.5 million), and increased capital expenditures. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.

Net cash provided by financing activities was $17.7 million for the nine months ended March 31, 2012 compared to net cash used in financing activities of $16.6 million for the nine months ended March 31, 2011. On August 24, 2011, we entered into a $200.0 million revolving credit facility that replaced our prior credit facility of which $113.0 million was outstanding under our prior credit facility and accrued interest totaling $0.3 million was paid off at that time. Total costs associated with the existing revolving credit facility were approximately $1.7 million which are being capitalized and amortized over the term of the agreement using the effective interest method. Prior to the replacement of our prior credit facility, we had borrowed $14.0 million, including $10.0 million used to finance the Pine Valley acquisition during the nine months ended March 31, 2012.

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

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
	(In millions)		(In millions)
Net income (loss)	$2.0	$0.6	$9.5	$(0.6)
Adjustments:
Interest expense	1.2	1.6	6.0	5.1
Income tax expense (benefit)	1.5	0.3	6.5	(0.3)
Depreciation and amortization	9.5	9.4	28.9	28.5

EBITDA	$14.2	$11.9	$50.9	$32.7

EBITDA increased 19.3% to $14.2 million for the three months ended March 31, 2012 from $11.9 million for the three months ended March 31, 2011. EBITDA increased 55.7% to $50.9 million for the nine months ended March 31, 2012 from $32.7 million for the nine months ended March 31, 2011. The increased EBITDA for the nine months ended March 31, 2012 was primarily due to a higher level of storm activity and a general increase in demand for distribution maintenance services compared to the prior year period. EBITDA for the nine months ended March 31, 2011 was also negatively impacted by a $2.0 million reduction of costs and estimated earnings in excess of billings on uncompleted contracts that relates to prior periods (see Note 1 in our Notes to Condensed Consolidated Financial Statements).

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

Our revolving credit facility contains a number of other affirmative and restrictive covenants including limitations on dissolutions, sales of assets, investments, indebtedness and liens. Our revolving credit facility requires us to maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in the revolving credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in the revolving credit facility) of at least 1.25 to 1.0. We were in compliance with such financial covenants as of March 31, 2012.

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

Letters of Credit

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. We use our revolving credit facility to issue letters of credit. As of March 31, 2012, we had $12.8 million of standby letters of credit issued under our revolving credit facility primarily for insurance and bonding purposes. Our ability to obtain letters of credit under the revolving portion of our credit facility is conditioned on our continued compliance with the affirmative and negative covenants of our credit facility.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of March 31, 2012, we had $114.5 in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.

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

•	our expectation that our gross profit and operating income would be negatively affected if we cannot fully recover increased diesel prices through price increases to customers;

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

•	our belief that it is unlikely that any material claims will be made under a letter of credit in the foreseeable future; and

•	our expectation that the net amount of the existing losses in OCI at March 31, 2012 reclassified into net income (loss) over the next twelve months will be approximately $58,000.

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

As of the end of the period covered by this quarterly report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2012 our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit	Description

3.1	Certificate of Incorporation of Pike Electric Corporation (Incorporated by reference to Exhibit 3.1 on our Registration Statement on Form S-1/A filed July 11, 2005)

3.2	Amended and Restated Bylaws of Pike Electric Corporation, as of September 1, 2011 (Incorporated by reference to Exhibit 3.2 on our Form 10-K filed September 6, 2011)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Financial statements from the quarterly report on Form 10-Q of Pike Electric Corporation for the quarter ended March 31, 2012, filed on May 8, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE ELECTRIC CORPORATION
(Registrant)

Date: May 8, 2012	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: May 8, 2012	By:	/s/ Anthony K. Slater
Anthony K. Slater
Executive Vice President and Chief Financial Officer