Form 10-K
period 2012-06-30
Pike Electric CORP
filed 2012-09-05
CIK 1317577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NUMBER 001-32582

PIKE ELECTRIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-3112047
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Pike Way, Mount Airy, NC	27030
(Address of principal executive offices)	(Zip Code)

(336) 789-2171

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2011, was approximately $148,522,478 based on the closing sales price of the common stock on such date as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of August 31, 2012 was 35,088,071.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2012 Annual Meeting of Stockholders to be held November 1, 2012 are incorporated by reference in Part III of this Form 10-K to the extent described herein.

PIKE ELECTRIC CORPORATION

Annual Report on Form 10-K for the year ended June 30, 2012

PART I

ITEM 1.	BUSINESS

Overview

Pike Electric Corporation was founded by Floyd S. Pike in 1945 and later incorporated in North Carolina in 1968. We reincorporated in Delaware on July 1, 2005, in connection with our July 2005 initial public offering (“IPO”). We are headquartered in Mount Airy, North Carolina. Our common stock is traded on the New York Stock Exchange under the symbol “PIKE.”

We are one of the largest providers of energy solutions for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from our roots as a specialty non-unionized contractor for electric utilities focused on the distribution sector in the Southeastern United States to a national, leading turnkey energy solutions provider with diverse capabilities servicing over 300 investor-owned, municipal, and co-operative electric utilities, such as American Electric Power Company, Inc., Dominion Resources, Inc., Duke Energy Corporation, Duquesne Light Company, E.On AG, Florida Power & Light Company, PacifiCorp, Progress Energy, Inc., South Carolina Electric & Gas Company (“SCE&G”), and The Southern Company. Leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utilities customers, we believe our experienced management team has positioned us to benefit from the substantial long term growth drivers in our industry.

Over the past four years, we have reshaped our business platform and service territory significantly from being a distribution construction company based primarily in the Southeastern United States to a national energy solutions provider. We have accomplished this through organic growth and strategic acquisitions of companies with complementary service offerings and geographic footprints. Our acquisition of Shaw Energy Delivery Services, Inc. on September 1, 2008 expanded our operations into engineering, design, procurement and construction management services, including in the renewable energy arena, and significantly enhanced our substation and transmission construction capabilities. This acquisition also extended our geographic presence across the continental United States. Our acquisition of Facilities Planning & Siting, PLLC on June 30, 2009 enabled us to provide siting and planning services to our customers, which positions us to be involved at the conceptual stage of our customers’ projects. On June 30, 2010, we acquired Klondyke Construction LLC (“Klondyke”), based in Phoenix, Arizona, which complemented our existing engineering and design capabilities with construction services related to substation, transmission, and renewable energy infrastructure. Our August 1, 2011 acquisition of Pine Valley Power, Inc. (“Pine Valley”), located near Salt Lake City, Utah, further strengthened our substation, transmission, distribution, and geothermal construction service capabilities in the Western United States. We believe our acquisitions of Klondyke and Pine Valley will allow us to continue to expand our engineering, procurement and construction (“EPC”) services in the Western United States and better compete in markets with unionized workforces. With our July 2, 2012 acquisition of UC Synergetic, Inc. (“UCS”) headquartered in Charlotte, North Carolina, which is a fiscal 2013 event (see Note 21 of the Notes to Consolidated Financial Statements), we now provide engineering and design services primarily for distribution powerline projects including storm assessment and inspection services as well as engineering and design services for transmission and substation infrastructure and for the communications industry. UCS’s engineering capabilities complement our existing portfolio of companies, adding scale and extending our footprint in the Northeast and Midwest. This acquisition significantly increases our ability to provide outsourced engineering and other technical services to our customers and is consistent with our long-term growth strategy.

In addition to the five acquisitions that we have completed over the past four years, we pursue international market opportunities that are consistent with our energy solutions business in the United States. In August 2010, we were awarded a contract to construct 500 miles of distribution line in Tanzania and construction began in July 2011. We believe there will be other large and financially attractive projects to pursue in international markets in the future as developing regions, including Africa, install or develop their electric infrastructure.

Our comprehensive suite of energy solutions now includes facilities planning and siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems, including renewable energy projects, all as further described in the table below:

Service	Revenue Category	Description

Planning & Siting	Engineering and Substation	Our planning and siting process leverages technology and the collection of environmental, regulatory, economic, cultural, land use and scientific data to facilitate successful right-of-way negotiations, licensing and permitting for powerlines, substations and electrical generation facilities. We also provide North American Electric Reliability Corporation (“NERC”) reliability studies and renewable generation interconnection studies.

Engineering & Design	Engineering and Substation	We provide design, EPC, owner engineer, project management, material procurement, multi-entity coordination, grid integration, balance-of-plant (“BOP”), training, consulting, Department of Transportation (“DOT”) projects, and Thermal Rate solutions for individual or turnkey powerline, substation and renewable energy projects. We also provide engineering and design services for the communication industry for wireline and wireless communication infrastructure with the acquisition of UCS on July 2, 2012.

Transmission and Distribution Construction	Overhead Distribution and Other, Underground Distribution and Transmission

We provide overhead and underground powerline construction, upgrade, inspection, and extension services (predominately single-pole and H-frame wood, concrete or steel poles) for distribution networks and transmission lines with voltages up to 345 kV, and energized maintenance work for voltages up to 500 kV.

Overhead services consist of construction, repair and maintenance of wire and components in energized overhead electric distribution and transmission systems.

Underground services range from simple residential installations, directional boring, concrete encased duct and manhole installation, to the construction of complete underground distribution facilities.

Substation Construction	Engineering and Substation

We provide substation construction and service up to 500 kV.

Substation services include: construction of new substations, existing substation upgrades, relay testing, transformer maintenance and hauling, foundations, commissioning, emergency outage response and Smart Grid component installation. We also specialize in relay metering and control solutions.

Renewables	Depending on project, can be any type of core revenue	We provide a total energy solution platform, including preliminary studies, planning, siting and permitting, engineering and design, construction, procurement, testing and commissioning, and grid interconnection.

Storm Restoration Services	Storm Restoration Services	Storm restoration involves the repair or reconstruction of any part of a distribution or sub-500 kV transmission network, including substations, power lines, utility poles or other components, damaged during snow, ice or wind storms, flash floods, hurricanes, tornadoes or other natural disasters. We are a recognized leader in storm restoration, due to our ability to rapidly mobilize thousands of existing employees and equipment within 24 hours, while maintaining a functional force for unaffected customers.

Industry Overview

The electrical industry is comprised of investor-owned, municipal and co-operative utilities, independent power producers and independent transmission companies, with three distinct functions: generation, distribution and transmission. The electric transmission and distribution infrastructure is the critical network that connects power generation to residential, commercial and industrial end users. Electric transmission refers to power lines and substations through which electricity is transmitted over long distances at high voltages (over 69 kV) and lower voltage lines that connect high voltage transmission infrastructure to local distribution networks. Electric distribution refers to the local distribution network, including related substations that step down voltages to distribution levels, which provide electricity to end users over shorter distances.

We believe there are significant growth opportunities for our business and the services we provide due to the following factors:

Required Future Investment in Transmission and Distribution Infrastructure. Long-term increases in electricity demand, the increasing age of United States electricity infrastructure due to historically insufficient investment and geographic shifts in population have stressed the current electricity infrastructure and increased the need for maintenance, upgrades and expansion. According to NERC, reliability is the primary driver for the addition of new transmission and upgrades of existing transmission infrastructure. Current federal legislation requires the power industry to meet federal reliability standards for its transmission and distribution systems. According to NERC, United States transmission circuit miles are projected to increase by 6% from 2010 to 2021 (under construction and planned only). The recent issuance of FERC Order No. 1000 also provides potential benefits related to transmission planning and cost allocation for inter-regional projects. Additionally, we believe that there is significant demand for first or second generation build-out of electricity infrastructure in developing countries. While the United States infrastructure is characterized by its maturity and need for maintenance, we believe certain developing countries suffer from inefficient infrastructure or a lack of infrastructure altogether. As a result, we believe these markets present opportunities for companies, such as ourselves, with scale, sophistication and size to utilize their skills and equipment in productive and profitable projects.

Expanded Development of Energy Sources. We expect to benefit from the development of new sources of electric power generation. Thirty eight states and Washington, D.C. have either adopted either mandatory Renewable Portfolio Standards (“RPS”) programs that require a certain percentage of electric power come from renewable sources, or have enacted non-binding RPS-like goals. Several of the provisions of the American Recovery and Reinvestment Act of 2009 (“ARRA”) include incentives for investments in renewable energy, energy efficiency and related infrastructure. According to NERC, the largest component of new power sources to be added to the bulk power system by 2021 will come from renewable resources. Often these renewable source generation facilities require new substation and transmission infrastructure. The future development of renewable energy sources, as well as new traditional power generation facilities such as nuclear power, will require incremental transmission and substation infrastructure to transport power to demand centers.

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

Our Growth Strategy

Our growth strategy is to expand our broad service offerings across existing and new customers both in the United States as well as internationally. The key elements of the strategy include:

Leverage Existing Customer Relationships to Cross-Sell Our Services. As a leading energy solutions provider, we have turnkey capabilities ranging from planning and siting to engineering and design to construction and maintenance. We believe growth in our markets will be driven by bundling services and marketing these offerings to our large and extensive customer base and new customers. By offering these services on a turnkey basis, we believe we enable our customers to achieve economies and efficiencies over separate unbundled services. We believe this should ultimately lead to an expansion of our market share across our existing customer base and provide us the credibility to secure additional opportunities from new customers. Our storm restoration service offering also aids in gaining new customers.

Capitalize Upon the Substantial Expected Spend in Our Markets. We believe that the United States electric power system and network reliability will require significant future upkeep given the postponement of maintenance spending in recent years due to the difficult economic conditions, which we expect will drive demand for our services. We believe our leading position in the markets we service will enable us to capitalize on increases in demand for our services.

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

In addition, we believe our broad platform of service offerings will be attractive to local and regional firms looking to consolidate with a larger company offering a more diversified and complete set of services. We have a successful history of identifying and integrating acquisitions. For example:

•

In September 2008, we acquired Shaw Energy Delivery Services, Inc. which expanded our operations into engineering, design, procurement and construction management services, including in the renewable energy arena, and significantly enhanced our substation and transmission construction capabilities. This acquisition also extended our geographic presence across the continental United States.

•

In June 2009, we acquired Facilities Planning & Siting, PLLC which enabled us to provide siting and planning services to our customers, which positions us to be involved at the conceptual stage of our customers’ projects.

•

In June 2010, we acquired Klondyke, which expanded our construction capabilities into the Southwest United States and provides us the capability to provide EPC services to our customers in the Western United States and to compete in unionized labor markets.

•

In August 2011, we acquired Pine Valley, which further expanded our construction capabilities in the Western United States and, when coupled with Klondyke, provides us depth and experience in the T&D construction market and leverages our EPC offering to our customers.

•

In July 2012, we acquired UCS which expanded our engineering and design services for distribution infrastructure, complemented our transmission and substation infrastructure services, added scale and extended our footprint in the Northeast and Midwest.

Apply our Expertise to International Markets. We currently are pursuing international opportunities, both individually and through strategic partnerships. We believe that our reputation and experience combined with our broad range of services allows us to opportunistically bid on attractive international projects. For example, in August 2010, we won our first international EPC contract of approximately $18 million to construct 500 miles of distribution line in Tanzania. We believe there will be other large and financially attractive projects to pursue in international markets over the next few years as developing regions, including Africa, install or develop their electric infrastructure.

Competitive Strengths

We believe that we have a unique and strong competitive position in the markets in which we operate resulting from a number of factors including:

Leading Provider of Energy Solutions. We believe that we are one of only a few companies offering a broad spectrum of energy solutions that our current and prospective customers increasingly demand. We differentiate ourselves from many of our competitors based on the size and scale of our turnkey capabilities, from planning and siting to engineering and design to construction and maintenance. With these capabilities, we can satisfy almost all customer project requirements from inception to commissioning. The ability to perform planning, siting, permitting, engineering, construction, and commissioning with in-house resources provides us better control of schedule, cost, and quality. In addition, most of our engineering and construction personnel have extensive electrical infrastructure design and operating experience.

Attractive, Contiguous Presence in Key Geographic Markets. We operate in a contiguous geographic market covering 47 states for siting and engineering and 34 states for construction services. Over the long term, our markets have exhibited population growth and increases in electricity consumption, which have increased demand for our services. Moreover, the contiguous nature of our service territory provides us with significant operating efficiency and flexibility in responding to our customers’ needs across our full range of energy solutions. Our extensive network of offices enables us to deliver our services in most metropolitan markets of the United States and enhances our opportunity to expand our customer reach. In addition, we believe our customized, well-maintained and extensive fleet and experienced crews provide us with a competitive advantage in our ability to service our customers and respond rapidly to storm restoration opportunities. These attributes enable us to effectively deploy our fleet resources of over 6,000 pieces of motorized equipment across our national footprint, unlike many of our competitors who lack such resources.

Long-Standing Relationships Across a High-Quality Customer Base. We have a diverse customer base with broad geographic presence throughout the United States that includes over 300 investor-owned, municipal and co-operative electric utilities, such as American Electric Power, Dominion, Duke Energy, Duquesne Light, E.On AG, Florida Power & Light, PacifiCorp, Progress Energy, South Carolina Electric & Gas Company, and The Southern Company. Many of our customer relationships extend for more than 25 years. We believe these important relationships provide us an advantage in competing for their business and developing new client relationships.

Outsourced Services-Based Business Model. We provide vital services to investor-owned, municipal and co-operative electric utilities, the vast majority of which are provided under long-term master services agreements (MSAs) with our customers. Over time, many of our customers have increased their reliance on outsourcing the maintenance and improvement of their distribution and transmission systems to third-party service providers in an effort to more efficiently and cost effectively manage their core business. We believe this outsourcing trend will continue to be a key growth driver for the leading participants in our industry as electric utilities continue to focus more on power generation.

Recognized Leader in Storm Restoration Capabilities. Our construction footprint includes the areas of the U.S. power grid we believe are the most susceptible to damage caused by inclement weather, such as tornadoes, tropical storms, hurricanes and ice storms. Our contiguous geographic footprint enables us to work with our customers to secure the crews from non-affected areas and quickly relocate them to storm-affected areas. Storm restoration services do not require dedicated storm teams “on call” or any additional storm-specific crew additions. Our flexible business strategy allows us to position crews where they are needed. We maintain a dedicated 24-hour Storm Center that acts as the single hub of command. Our storm restoration services often solidify existing customer relationships and create opportunities with new customers. Our storm restoration revenues vary significantly from year-to-year as shown in the table below.

Fiscal Year	Storm Restoration Revenues	Total Revenues	Storm Revenues as a Percentage of Total Revenues
	(in millions)	(in millions)
2008	$49.4	$552.0	8.9%
2009	$152.9	$613.5	24.9%
2010	$46.6	$504.1	9.3%
2011	$64.5	$593.9	10.9%
2012	$70.6	$685.2	10.3%

The following table sets forth certain information related to selected storm mobilizations in recent years:

Selected Storm Mobilizations
Storm (States Affected)	Fiscal Year	Approximate Number of Employees Mobilized
Hurricanes / Tropical Storms / Other
Irene (NC, VA, MD, DE, NJ, NY, RI, PA, CT, NH, MA)	2012	1,650
April Tornadoes (TX, OK, AR, LA, MS, AL, GA, TN, KY)	2011	1,750
Ike (TX, LA, AR, OH, KY)	2009	2,500
Gustav (LA, MS, AL)	2009	1,500
Fay (FL, AL, MS)	2008	900
Winter Storms
November Winter Storm (CT, PA, NY, NJ, NH)	2012	750
February Winter Storm (IN, OH, PA, VA, MD, Dist. of Columbia, LA, TX)	2011	1,200
January Winter Storm (VA, WV, Dist. of Columbia, MD)	2011	600
Winter Storm (TX, OK, GA, SC, NC, VA, WV, MD, OH, PA)	2010	1,800
Winter Storm (KY, NC, VA, TN, WV)	2010	1,350
Winter Storm (IN, KY, MO, OH)	2009	2,200

Experienced Operations Management Team with Extensive Relationships. Our operations management team has served in a variety of roles and senior positions with us, our customers and our competitors. We believe that our management team’s deep industry knowledge, field experience and relationships extend our operating capabilities, improve the quality of our services, facilitate access to clients and enhance our strong reputation in the industry. In addition, our management team has successfully integrated several acquisitions that have broadened our geographic footprint and expanded the portfolio of energy solutions that we provide.

Types of Service Arrangements

For the fiscal year ended June 30, 2012, approximately 80% of our services were provided under MSAs that cover transmission and distribution maintenance, upgrade and extension services, as well as some new construction services including engineering, siting and planning. Work under MSAs is typically billed based on either hourly usage of labor and equipment or unit of work. The remaining 20% of our services were generated by fixed-price agreements.

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

Seasonality

Because our services are performed outdoors, operational results can be subject to seasonal weather variations. These seasonal variations affect both construction and storm restoration services. Extended periods of rain can negatively affect deployment of construction crews, particularly with respect to underground work. During the winter months, demand for construction work is generally lower due to inclement weather. Demand for construction work generally increases during the spring and summer months, due to improved weather conditions. Due to the unpredictable nature of storms, the level of storm restoration revenues fluctuates from period to period.

Competition

We face significant competition. Our competitors vary in size, geographic scope and areas of expertise. We also face competition from in-house service organizations of our existing and prospective customers, which may employ personnel who perform some of the same types of services we provide.

We believe that the principal competitive factors in the end markets in which we operate are:

•	Diversified services, including the ability to offer turnkey EPC project services;

•	Experienced management and employees;

•	Customer relationships and industry reputation;

•	Responsiveness in emergency restoration situations;

•	Availability of fleet and specialty equipment;

•	Adequate financial resources and bonding capacity;

•	Geographic breadth and presence in customer markets:

•	Pricing of services, particularly under MSA constraints; and

•	Safety concerns of our crews, customers and the general public.

We believe that we have a favorable competitive position in our markets due in large part to our ability to execute with respect to each of these factors. Our years of experience, broad spectrum of service offerings, customer service and safety contribute to our competitive advantages.

Small third-party service providers pose a smaller threat to us than national competitors because they are frequently unable to compete for larger, blanket service agreements to provide system-wide coverage. However, some of our competitors are larger, have greater resources and are able to offer a broader range of services (such as higher voltage transmission construction, pipeline construction, and communication infrastructure construction) or offer services in a broader geographic territory. In addition, certain of our competitors may have lower overhead cost structures and may, therefore, be able to provide services at lower rates. Furthermore, if employees leave our employment to work with our competitors, we may lose existing customers who have formed relationships with those former employees. Competitive factors may require us to take future measures, such as price reductions, that could reduce profitability. There are few significant barriers to entry into our industry and, as a result, any organization with adequate financial resources and access to qualified staff may become a competitor.

Customers

We are proud of the relationships we have built with our customers, some of which date back over 67 years to when our company was formed. We remain focused on developing and maintaining strong, long-term relationships with electric investor-owned, municipal and co-operative utilities and all other customers. Our diverse customer base includes over 300 electric companies, with broad geographic national presence. Our top ten customers accounted for approximately 54%, 59%, and 59% of our revenues during fiscal 2012, 2011, and 2010, respectively. Duke Energy was our only customer that represented greater than 10% of our revenues during that time frame, with approximately 17%, 20%, and 22% for fiscal 2012, 2011, and 2010 total revenues, respectively. The recent merger of Duke Energy and Progress Energy increases our customer concentration to 22%, 26%, and 29% of our fiscal 2012, 2011, and 2010 total revenues, respectively. Given the composition of the investor-owned, municipal and co-operative utilities in our geographic market, we expect that a substantial portion of our total revenues will continue to be derived from a limited group of customers. Furthermore, because the majority of our customers are well-capitalized, investment grade-rated electric utilities, we have historically experienced minimal bad debts.

Employees

At June 30, 2012, we employed approximately 5,400 full and part-time employees, of which approximately 4,600 were revenue producing and approximately 800 were non-revenue producing. Approximately 450 of our Klondyke and Pine Valley employees are represented by a union or subject to collective bargaining agreements, requiring us to pay specified wages and provide certain benefits to these employees. We believe that our relationship with our employees is very good.

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

Equipment

As of June 30, 2012, our customized and extensive fleet consisted of over 5,700 pieces of motorized equipment with an average age of approximately seven years as compared to their range of useful lives from three to 18 years. We own the majority of our fleet and, as a result, believe we have an advantage relative to our competitors in our ability to mobilize, outfit and manage the equipment necessary to perform our construction work.

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

Our maintenance team has the capability to operate 24 hours a day, both at maintenance centers and in the field, and provides high-quality custom repair work and expedient service in maintaining a fleet poised for mobilization. We believe this gives us a competitive advantage, with stronger local presence, lower fuel costs and more efficient equipment maintenance.

Proprietary Rights

We operate under a number of trade names, including Pike, Pike Electric, Pike Energy Solutions, Pike Tanzania, Pine Valley Power, Klondyke, and UC Synergetic, which was acquired on July 2, 2012. We have obtained U.S. federal trademark registration for “Pike” and “Pike Electric” and have other federal trademark registrations and pending trademark and patent applications. We also rely on state and common law protection. We have invested substantial time, effort and capital in establishing the Pike name and believe that our trademarks are a valuable part of our business.

Risk Management and Insurance

We maintain insurance arrangements with coverage customary for companies of our type and size, including general liability, automotive and workers’ compensation. We are partially self-insured under our major policies, and our insurance does not cover all types or amounts of liabilities. Under our general liability, automotive and individual workers’ compensation arrangements, we are generally liable for up to $1.0 million per occurrence. We also maintain insurance for health insurance claims exceeding $500,000 per person on an annual basis. We are not required to, and do not, specifically set aside funds for our self-insurance programs. At any given time, we are subject to multiple workers’ compensation and personal injury and other employee-related claims. Losses are accrued based on estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported. We maintain accruals based on known facts and historical trends.

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. As of June 30, 2012, we have approximately $130.1 million in surety bonds outstanding. We have never had to reimburse any of our sureties for expenses or outlays incurred under a performance or payment bond.

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

Available Information

Our website address is www.pike.com. You may obtain free copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our proxy statement, any amendments to such reports, and filings under Sections 13 and 16 of the Securities Exchange Act of 1934, as amended, through our website under the heading “Investor Center” or through the website of the Securities and Exchange Commission (“SEC”) (www.sec.gov). In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee are posted on our website in the Investor Center section under the heading “Corporate Governance.” We intend to disclose on our website any amendments or waivers to our Code of Business Conduct and Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K. These reports are available on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

We derive a significant portion of our revenues from a small group of customers. The loss of or a significant decrease in services to one or more of these customers could negatively impact our business, financial condition and results of operations. Our customer base is highly concentrated. Our top ten customers accounted for approximately 54%, 59%, and 59% of our revenues for fiscal 2012, 2011, and 2010, respectively. Duke Energy was our only customer that represented greater than 10% of our revenues during that time frame, accounting for 17%, 20%, and 22% of our total revenues for fiscal 2012, 2011, and 2010, respectively. The recent merger of Duke Energy and Progress Energy increases our customer concentration to 22%, 26%, and 29% of our fiscal 2012, 2011, and 2010 total revenues, respectively. The effect of the merger of Duke Energy and Progress Energy on our future revenues is unknown. Given the composition of the investor-owned, municipal and co-operative electric utilities in our geographic market, we expect a substantial portion of our revenues will continue to be derived from a limited group of customers. We may not be able to maintain our relationships with these customers, and the loss of, or substantial reduction of our sales to, any of our major customers could materially and adversely affect our business, financial condition and results of operations.

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

Our industry is highly competitive and we may be unable to compete effectively, retain our customers or win new customers, which could result in reduced profitability and loss of market share. We face intense competition from a variety of national and regional companies, and numerous small, owner-operated private companies. We also face competition from the in-house service organizations of our existing or prospective customers, some of which employ personnel who perform some of the same types of services we provide. We compete primarily on the basis of our reputation and relationships with customers, safety and execution record, geographic presence and our breadth of service offerings, pricing and availability of qualified personnel and required equipment. Certain of our competitors may have lower cost structures and may, therefore, be able to provide their services at lower rates than we can provide. Many of our current and potential competitors, especially our competitors with national scope, also may have significantly greater financial, technical and marketing resources than we do. In addition, our competitors may succeed in developing the expertise, experience and resources to compete successfully and in marketing and selling new services better than we can. Furthermore, our existing or prospective customers may not continue to outsource services in the future or we may not be able to retain our existing customers or win new customers. The loss of existing customers to our competitors or the failure to win new customers could materially and adversely affect our business, financial condition and results of operations.

Our storm restoration services are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, the levels of our financial results from period to period. Revenues derived from our storm restoration services are highly volatile and uncertain due to the unpredictable nature of weather-related events. Our annual storm restoration revenues have ranged from a low of $46.6 million to a high of $152.9 million during the five fiscal years ended June 30, 2012. During fiscal 2009, we experienced some of the largest storm restoration events in our history as several significant hurricanes impacted the Gulf Coast and Florida and significant winter storms affected the Midwest. Our storm restoration revenue for fiscal 2009 is not indicative of the revenue that we typically generate in any period or can be expected to generate in any future period. Our historical results of operations have varied between periods due to the volatility of our storm restoration revenues. The levels of our future revenues and net income (loss) may be subject to significant variations and uncertainties from period to period due to the volatility of our storm restoration revenues. In addition, our storm restoration revenues are offset in part by declines in our core services because we staff storm restoration mobilizations in large part by diverting resources from our core services.

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

We may incur warranty costs that could adversely affect our profitability. Under almost all of our contracts, we warrant certain aspects of our engineering maintenance and construction services. To the extent we incur substantial warranty claims in any period, our reputation, our ability to obtain future business from our customers and our profitability could be adversely affected. We cannot provide assurance that significant warranty claims will not be made in the future.

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

Federal and state legislative and regulatory developments that we believe should encourage electric power transmission infrastructure spending may fail to result in increased demand for our services. In recent years, federal and state legislation has been passed and resulting regulations have been adopted that could significantly increase spending on electric power transmission infrastructure. However, much fiscal, regulatory and other uncertainty remains as to the impact this legislation and regulation will ultimately have on the demand for our services. The effect of these regulations is uncertain and may not result in increased spending on the electric power transmission infrastructure. Continued uncertainty regarding certain regulations may result in slower growth in demand for our services.

Renewable energy initiatives may not lead to increased demand for our services. Investments for renewable energy and electric power infrastructure may not occur, may be less than anticipated or may be delayed, may be concentrated in locations where we do not have significant capabilities, and any resulting contracts may not be awarded to us, any of which could negatively impact demand for our services.

Inability to perform our obligations under EPC and fixed-price contracts may adversely affect our business. EPC contracts require us to perform a range of services for our customers, some of which we routinely subcontract to other parties. While only 20%, 21%, and 13% of our revenues were derived from fixed-price contracts during fiscal 2012, 2011 and 2010, respectively, more of our business is moving to fixed-price contracts. We believe that these types of contracts will become increasingly prevalent in the powerline industry. In most instances, these contracts require completion of a project by a specific date and the achievement of certain performance standards. If we subsequently fail to meet such dates or standards, we may be held responsible for costs resulting from such failure. Our inability to obtain the project management talent, material and equipment necessary to meet a project schedule or the installation of defective material or equipment could have a material adverse effect on our business, financial condition and results of operations.

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

Our unionized workforce could adversely affect our operations and our ability to complete future acquisitions. In addition, we contribute to multi-employer plans that could result in liabilities to us if these plans are terminated or we withdraw. Our acquisition of Klondyke introduced a unionized workforce to our operations, as substantially all of its hourly employees are unionized. In addition, our acquisition on August 1, 2011, of Pine Valley further expanded our unionized workforce, as substantially all of its employees also are unionized. As of June 30, 2012, approximately 8% of our employees were covered by collective bargaining agreements. This percentage could grow if more of our employees unionize or we expand our services in states that have predominantly unionized workforces in our industry. Any strikes or work stoppages could adversely impact our relationships with our customers, hinder our ability to conduct business and increase costs. Our current workforce could experience an increase in union organizing activity, particularly if legislation that would facilitate such activity becomes law. Increased unionization could increase our costs, and we may not be able to recoup those cost increases by increasing prices for our services.

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

Our ability to complete future acquisitions could be adversely affected because of our union status for a variety of reasons. For example, our union agreements may be incompatible with the union agreements of a business we want to acquire, and some businesses may or may not want to become affiliated with a company that maintains a significant unionized workforce. Additionally, we may increase our exposure to withdrawal liabilities for underfunded multi-employer pension plans to which an acquired company contributes.

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

Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all. We are partially self-insured for our major risks, and our insurance does not cover all types or amounts of liabilities. Our insurance policies for individual workers’ compensation and vehicle and general liability are subject to substantial deductibles of $1.0 million per occurrence. We are not required to, and do not, specifically set aside funds for our self-insurance programs. At any given time, we are subject to multiple workers’ compensation and personal injury claims. Our insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, business insurance programs require collateral currently provided by $9.8 million in letters of credit and cash deposits of $0.8 million.

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

Fuel costs could materially and adversely affect our operating results. We have a large fleet of vehicles and equipment that primarily use diesel fuel. Our fuel and oil expenses have ranged from 4.3% to 4.9% of our total revenues over the last three fiscal years. Fuel costs have been very volatile over the last several years. Fuel prices and supplies are influenced by a variety of international, political and economic circumstances. In addition, weather and other unpredictable events may significantly affect fuel prices and supplies. These or other factors could result in higher fuel prices which, in turn, would increase our costs of doing business and lower our gross profit. We experienced volatility in our mark-to-market adjustment on our diesel hedging program that caused a $2.5 million increase in our cost of operations during the year ended June 30, 2012.

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

Current or future market conditions, including losses incurred in the construction industry, decreases in lending activity and increases in our debt, and ultimately our performance on contracts, may have a negative effect on surety providers. These market conditions, as well as changes in our surety providers’ assessment of our operating and financial risk, could also cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in our availability of bonding capacity, we may be unable to compete for or work on certain projects and such interruption or reduction could have a material adverse effect on our business, financial condition and results of operations. If we are able to obtain letters of credit, we may be unable to provide the requested terms or amounts of our customers based upon the terms of our revolving credit facility.

We extend credit to customers for purchases of our services. In the past we have had, and in the future we may have, difficulty collecting receivables from customers that are subject to protection under bankruptcy or insolvency laws, are otherwise experiencing financial difficulties or dispute the amount owed to us. We grant credit, generally without collateral, to our customers located throughout the United States and abroad. Consequently, we are subject to potential credit risk related to changes in the electric power and gas utility industries and their performance. Please refer to Note 17 of our consolidated financial statements in Item 8 of this Form 10-K for additional information regarding the concentration of our credit risk among our larger customers. If any of our large customers, some of which are highly leveraged, file for bankruptcy or experience financial difficulties, we could suffer reduced cash flows and losses in excess of current allowances provided. We could also experience adverse financial effects if our customers dispute or refuse to pay the amounts owed to us for various reasons, such as disagreement as to the terms of the governing contract, or dissatisfaction with the quality or timing of the work we performed. Our allowance for doubtful accounts was less than 1% of accounts receivable at June 30, 2012. We cannot provide assurance that this estimate will be realized or that the allowance will be sufficient.

Weather conditions can adversely affect our operations and, consequently, revenues. The electric infrastructure servicing business is subject to seasonal variations, which may cause our operating results to vary significantly from period to period and could cause the market price of our stock to fall. Due to the fact that a significant portion of our business is performed outdoors, our results of operations are subject to seasonal variations. These seasonal variations affect our core activities of substation and renewable project work and maintaining, upgrading and extending electrical distribution and transmission powerlines and not only our storm restoration services. Sustained periods of rain, especially when widespread throughout our service area, can negatively affect our results of operations for a particular period. In addition, during periods of El Niño conditions, typically more rainfall than average occurs over portions of the U.S. Gulf Coast and Florida, which includes a significant portion of our service territory. Generally, during the winter months, demand for new work and maintenance services may be lower due to reduced construction activity during inclement weather. As a result, operating results may vary significantly from period to period.

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

We have incurred indebtedness under a revolving credit facility, which may restrict our business and operations, and restrict our future access to sufficient funding to finance desired growth. On August 24, 2011, we replaced our prior credit facility with a new $200.0 million revolving credit facility. As of such date, we had $115.0 million in borrowings and $61.9 million of availability under this facility (after giving effect to outstanding standby letters of credit of $23.1 million). On June 27, 2012, we exercised the accordion loan feature of the new revolving credit facility and entered into a commitment increase agreement with our lenders thereby increasing the lenders’ commitments by $75 million, from $200.0 million to $275.0 million. The increased commitments will be used to support our general corporate purposes, including funding the UCS acquisition completed on July 2, 2012. See Note 21 of the Notes to Consolidated Financial Statements for additional information regarding the UCS acquisition. As of June 30, 2012, we had $123.0 million of borrowings outstanding and $139.2 million of availability under the $275.0 million revolving credit facility (after giving effect to outstanding standby letters of credit of $12.8 million). Our borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our revolving credit facility.

We typically dedicate a portion of our cash flow to debt service. If we do not ultimately have sufficient earnings to service our debt, which matures in fiscal 2016, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, which we may not be able to do on commercially reasonable terms or at all.

All of our outstanding indebtedness consists of borrowings under our revolving credit facility with a group of financial institutions, which are secured by substantially all of our assets. The terms of our revolving credit facility include customary events of default and covenants that limit us from taking certain actions without obtaining the consent of the lenders. In addition, our revolving credit facility requires us to maintain certain financial ratios and restricts our ability to incur additional indebtedness. The restrictions and covenants in our revolving credit facility may limit our ability to respond to changing business and economic conditions and may prevent us from engaging in transactions that might otherwise be considered beneficial to us.

A breach of our revolving credit facility, including any inability to comply with the required financial ratios, could result in a default. In the event of any default, the lenders thereunder would be entitled to accelerate the repayment of amounts outstanding, plus accrued and unpaid interest. Moreover, these lenders would have the option to terminate any obligation to make further extensions of credit under our revolving credit facility. In the event of a default under our revolving credit facility, the lenders thereunder could also proceed to foreclose against the assets securing such obligations. In the event of a foreclosure on all or substantially all of our assets, we may not be able to continue to operate as a going concern. Outstanding letters of credit issued under our revolving credit facility would need to be replaced with other forms of collateral. Cross defaults may also occur on other agreements including surety and lease agreements.

We may be unsuccessful at acquiring companies or at integrating companies that we acquire, and as a result, we may not achieve the expected benefits and our profitability could materially suffer. One of our growth strategies is to consider acquisitions of additional companies that will allow us to continue to expand our energy solutions platform and geographic footprint, when attractive opportunities arise. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. We may not be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks, including failure of the acquired business to achieve expected results, diversion of management’s attention, difficulties integrating the operations and personnel of acquired businesses, failure to retain key personnel of the acquired business , risks arising from the prior operations of acquired companies, and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to obtain the necessary acquisition financing or we may have to increase our indebtedness in order to finance an acquisition. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could adversely affect the market price of our stock. Our future business, financial condition and results of operations could suffer if we fail to successfully implement our acquisition strategy.

Our inability to enforce non-competition agreements with former principals and key management of the businesses we acquire may adversely affect our operating results, cash flows and liquidity. In connection with our acquisitions, we generally require that key management and the former principals of the businesses we acquire enter into non-competition agreements in our favor. The laws of each state differ concerning the enforceability of non-competition agreements. Generally, state courts will examine all of the facts and circumstances at the time a party seeks to enforce a non-competition agreement; consequently, we cannot predict with certainty whether, if challenged, a court will enforce any particular non-competition agreement. If one or more former principals or members of key management of the businesses we acquire violate or seek to violate these non-competition agreements, and the courts refuse to enforce the non-compete agreement entered into by such person or persons, we might be subject to increased competition, which could materially and adversely affect our operating results, cash flows and liquidity.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $166.5 million at June 30, 2012. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements. Any material decline in our market capitalizations could also result in an impairment of our goodwill. Future impairments, if any, will be recognized as operating expenses.

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

We may incur additional healthcare costs arising from federal healthcare reform legislation. In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional healthcare and other costs, although we do not expect any material short-term impact on our financial results as a result of the legislation. We are currently assessing the extent of any long-term impact from the legislation, including any potential changes to this legislation.

The market price of our stock may be influenced by many factors, some of which are beyond our control. These factors include the various risks described in this section as well as the following:

•	the failure of securities analysts to continue to cover our common stock or changes in financial estimates or recommendations by analysts;

•	announcements by us or our competitors of significant contracts, acquisitions or capital commitments;

•	changes in market valuation or earnings of our competitors;

•	variations in quarterly operating results;

•	internal control failures;

•	changes in management;

•	availability of capital;

•	general economic conditions;

•	terrorist acts;

•	legislation;

•	future sales of our common stock; and

•	investor perception of us and the electric utility industry.

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

As of June 30, 2012, there were 35,052,195 shares of our common stock outstanding. Of this amount, 19,267,193 shares of common stock were freely tradeable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.

On August 1, 2011, in connection with our acquisition of Pine Valley, we issued 766,697 shares of unregistered common stock to Michael B. Horan, as seller of Pine Valley, and issued 215,972 shares of unregistered common stock to First Tennessee Bank, as agent under escrow agreement. These shares of common stock have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. These shares were issued in a private placement in reliance upon Section 4(2) under the Securities Act of 1933.

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

The concentration of our capital stock will limit other stockholders ability to influence corporate matters. Lindsay Goldberg, LLC and its affiliates (“Lindsay Goldberg”) own approximately 37% of the total voting power of our outstanding shares of common stock. In addition, J. Eric Pike, our Chairman and CEO, has the ability to control approximately 6% of the total voting power of our outstanding shares of common stock. Lindsay Goldberg and Mr. Pike also are parties to an agreement whereby Lindsay Goldberg has agreed to vote its shares in favor of Mr. Pike being a member of our board of directors subject to certain conditions. As a result, Lindsay Goldberg and Mr. Pike have the ability to exert substantial influence or actual control over our management and affairs and over most matters requiring action by our stockholders. The interests of Lindsay Goldberg or Mr. Pike, or their respective affiliates, may not coincide with the interests of the other holders of our common stock. This concentration of ownership also may have the effect of delaying or preventing a change in control otherwise favored by our other stockholders and could depress the stock price.

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

Our headquarters and primary fleet facility are located in Mount Airy, North Carolina. As of June 30, 2012, we owned 13 facilities and leased 38 properties throughout our service territory. Most of our properties are used as offices or for fleet operations. We have pledged our owned properties as collateral under our credit facility. We continuously review our property needs and, as a result, may consolidate or eliminate certain facilities in the future. However, no specific future eliminations or consolidations have been identified. We believe that our facilities are adequate for our current operations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

This item is not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the New York Stock Exchange (“NYSE”) on July 27, 2005 at the time of our IPO and can now be found under the symbol “PIKE.” The table below presents the high and low sales prices per share of our common stock as reported on the NYSE for the periods indicated:

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$9.91	$6.64	$9.99	$6.67
Second Quarter	7.95	6.20	9.20	6.68
Third Quarter	9.62	7.13	10.17	8.12
Fourth Quarter	8.60	6.95	10.49	7.90

As of August 31, 2012, there were 52 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On August 1, 2011, in connection with our acquisition of Pine Valley, we issued 766,697 shares of unregistered common stock to Michael B. Horan, as seller of Pine Valley, and issued 215,972 shares of unregistered common stock to First Tennessee Bank, as agent under escrow agreement dated August 1, 2011. The foregoing shares were issued at $9.26 per share, based on the average closing price of our common stock on the NYSE for the twenty most recent trading days prior to August 1, 2011, in accordance with the acquisition agreement. These shares of common stock have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. These shares were issued in a private placement in reliance upon Section 4(2) under the Securities Act of 1933. See Note 3 of the Notes to Consolidated Financial Statements for additional details of the Pine Valley acquisition.

Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the three-month period ended June 30, 2012:

			Total Number	Approximate
			of Shares	Dollar Value
	Total		Purchased as	of Shares that
	Number of	Average	Part of	May Yet be
	Shares	Price Paid	Publically	Purchsaed
	Purchased	per Share	Announced	under the
Period	(1)	($)	Program	Program
April 1 through April 30, 2012	1,623	$8.31	—	—
May 1, 2012 through May 31, 2012	—	—	—	—
June 1, 2012 through June 30, 2012	—	—	—	—

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of shares of restricted stock issued to certain employees.

ITEM 6. SELECTED FINANCIAL DATA

The tables on the following pages set forth selected consolidated financial data of Pike Electric Corporation for each of the years in the five-year period ended June 30, 2012. The selected consolidated financial data as of June 30, 2012, 2011, 2010, 2009, and 2008 and for each of the five years in the period ended June 30, 2012, was derived from the audited consolidated financial statements of Pike Electric Corporation.

The consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” included elsewhere herein.

	Year Ended June 30,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Statement of Operations Data (1):
Core revenues	$614,623	$529,335	$457,448	$460,630	$502,632
Storm restoration revenues	70,546	64,523	46,636	152,846	49,397

Total revenues	685,169	593,858	504,084	613,476	552,029
Cost of operations (2)	593,478	525,915	456,317	503,203	460,325

Gross profit	91,691	67,943	47,767	110,273	91,704
General and administrative expenses	66,219	57,675	51,994	50,248	41,724
(Gain) loss on sale and impairment of property and equipment	(626)	751	1,239	2,116	3,043
Restructuring expenses (3)	—	—	8,945	—	—

Income (loss) from operations	26,098	9,517	(14,411)	57,909	46,937
Other expense (income):
Interest expense	7,304	6,608	7,908	9,258	13,919
Other, net	(63)	(55)	(298)	(1,552)	(214)

Total other expense	7,241	6,553	7,610	7,706	13,705

Income (loss) before income taxes	18,857	2,964	(22,021)	50,203	33,232
Income tax expense (benefit)	7,974	1,563	(8,562)	18,634	12,983

Net income (loss)	$10,883	$1,401	$(13,459)	$31,569	$20,249

Earnings (loss) per share:
Basic	$0.31	$0.04	$(0.41)	$0.96	$0.62

Diluted	$0.31	$0.04	$(0.41)	$0.94	$0.60

Shares used in computing earnings (loss) per share:
Basic	34,678	33,399	33,132	33,023	32,810

Diluted	35,111	33,996	33,132	33,741	33,666

	As of June 30,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,601	$311	$11,133	$43,820	$11,357
Working capital	113,842	84,342	73,530	98,379	71,413
Property and equipment, net	174,655	177,682	194,885	222,539	229,119
Total assets	538,148	493,609	505,378	548,969	510,660
Total current liabilities	79,303	78,488	78,532	77,554	71,420
Total long-term liabilities	181,920	160,732	177,378	214,450	218,288
Total stockholders’ equity	276,925	254,389	249,468	256,965	220,952

(1)	Statement of operations data include the results of each acquired operation since the date of acquisition: Shaw Energy Delivery Services, Inc. – September 1, 2008; Facilities Planning & Siting, PLLC – June 30, 2009; Klondyke Construction LLC – June 30, 2010; and Pine Valley Power, Inc. – August 1, 2011.
(2)	Cost of operations includes $3.3 million of costs for the fiscal year ended June 30, 2010 related to the cleanup of certain petroleum-related products on an owned property in Georgia. The remediation of the site is complete.
(3)	Restructuring expenses for fiscal 2010 of $8.9 million relates to the implementation of cost restructuring measures in distribution operations and support services. The pre-tax restructuring charge consisted of $1.0 million for severance and other termination benefits and $7.9 million for the non-cash writedown of fleet and other fixed assets to be disposed. See Note 4 of the Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in “Item 8—Financial Statements and Supplementary Data” The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Risk Factors.”

Overview

Pike Electric Corporation, headquartered in Mount Airy, North Carolina, is one of the largest providers of energy solutions for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from our roots as a specialty non-unionized contractor for electric utilities focused on the distribution sector in the Southeastern United States to a national, leading turnkey energy solutions provider with diverse capabilities servicing over 300 investor-owned, municipal and co-operative electric utilities, including American Electric Power Company, Inc., Dominion Resources, Inc., Duke Energy Corporation, Duquesne Light Company, E.On AG, Florida Power & Light Company, PacifiCorp, Progress Energy, Inc., South Carolina Electric & Gas Company, and The Southern Company. Leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utilities customers, we believe our experienced management team has positioned us to benefit from the substantial long term growth drivers in our industry.

Services

Over the past four years, we have reshaped our business platform and territory significantly from being a distribution construction company based primarily in the Southeastern United States to a national energy solutions provider. We have done this organically and through strategic acquisitions of companies with complementary service offerings and geographic footprints. Our comprehensive suite of energy solutions now includes siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems, including renewable energy projects. Our planning and siting process leverages technology and the collection of environmental, cultural, land use and scientific data to facilitate successful right-of-way negotiations and permitting for transmission and distribution construction projects, powerlines, substations and renewable energy installations. Our engineering and design capabilities include designing, providing EPC services, owner engineering, project management, multi-entity coordination, grid integration, electrical BOP and system planning for individual or turnkey powerline, substation and renewable energy projects. Our construction and maintenance capabilities include substation, distribution (underground and overhead) and transmission with voltages up to 345 kV. We are also a recognized leader in storm restoration due to our ability to rapidly mobilize thousands of existing employees and equipment within 24 hours, while maintaining a functional workforce for unaffected customers.

Our comprehensive suite of energy solutions now includes facilities planning and siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems, including renewable energy projects, all as further described in the table below:

Service	Revenue Category	Description

Planning & Siting	Engineering and Substation	Our planning and siting process leverages technology and the collection of environmental, regulatory, economic, cultural, land use and scientific data to facilitate successful right-of-way negotiations, licensing and permitting for powerlines, substations and electrical generation facilities. We also provide NERC reliability studies and renewable generation interconnection studies.

Engineering & Design	Engineering and Substation	We provide design, EPC, owner engineer, project management, material procurement, multi-entity coordination, grid integration, BOP, training, consulting, DOT projects, and Thermal Rate solutions for individual or turnkey powerline, substation and renewable energy projects. We also provide engineering and design services for the communication industry for wireline and wireless communication infrastructure with the acquisition of UCS on July 2, 2012.

Transmission and Distribution Construction	Overhead Distribution and Other, Underground Distribution and Transmission

We provide overhead and underground powerline construction, upgrade, inspection, and extension services (predominately single-pole and H-frame wood, concrete or steel poles) for distribution networks and transmission lines with voltages up to 345 kV, energized maintenance work for voltages up to 500 kV.

Overhead services consist of construction, repair and maintenance of wire and components in energized overhead electric distribution and transmission systems.

Underground services range from simple residential installations, directional boring, concrete encased duct and manhole installation, to the construction of complete underground distribution facilities.

Substation Construction	Engineering and Substation

We provide substation construction and service up to 500 kV.

Substation services include: construction of new substations, existing substation upgrades, relay testing, transformer maintenance and hauling, foundations, commissioning, emergency outage response and Smart Grid component installation. We also specialize in relay metering and control solutions.

Renewables	Depending on project, can be any type of core revenue	We provide a total energy solution platform, including preliminary studies, planning, siting and permitting, engineering and design, construction, procurement, testing and commissioning, and grid interconnection.

Storm Restoration Services	Storm Restoration Services	Storm restoration involves the repair or reconstruction of any part of a distribution or sub-500 kV transmission network, including substations, power lines, utility poles or other components, damaged during snow, ice or wind storms, flash floods, hurricanes, tornadoes or other natural disasters. We are a recognized leader in storm restoration, due to our ability to rapidly mobilize thousands of existing employees and equipment within 24 hours, while maintaining a functional force for unaffected customers.

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

Fiscal Year	Core Revenues	Percentage of Total Revenues	Storm Restoration Revenues	Percentage of Total Revenues	Total Revenues
	(in millions)		(in millions)		(in millions)
2008	$502.6	91.1%	$49.4	8.9%	$552.0
2009	$460.6	75.1%	$152.9	24.9%	$613.5
2010	$457.5	90.7%	$46.6	9.3%	$504.1
2011	$529.3	89.1%	$64.5	10.9%	$593.8
2012	$614.6	89.7%	$70.6	10.3%	$685.2

Seasonality and Fluctuations of Results

Our services are performed outdoors and, as a result, our results of operations can be subject to seasonal variations due to weather conditions. These seasonal variations affect both our construction and storm restoration services. Extended periods of rain can negatively affect the deployment of our construction crews, particularly with respect to underground work. During the winter months, demand for construction work is generally lower due to inclement weather. In addition, demand for construction work generally increases during the spring months due to improved weather conditions and is typically the highest during the summer months due to better weather conditions. Due to the unpredictable nature of storms, the level of our storm restoration revenues fluctuates from period to period.

Inflation

Due to relatively low levels of inflation experienced in recent years, inflation has not had a significant effect on our results. However, we have experienced fuel cost volatility during recent fiscal years.

Basis of Reporting

Revenues. We derive our revenues from one reportable segment through two service categories — core services and storm restoration services. Our core services include siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems, including renewable energy projects. Our storm restoration services involve the rapid deployment of our highly-trained crews and related equipment to restore power on transmission and distribution systems during crisis situations, such as hurricanes, ice storms or wind storms.

Approximately 80% of our services, including the majority of our core services and a majority of our storm restoration services, are provided under MSAs, which are based on a price per hour worked or a price per unit of service. Revenues generated on an hourly basis are determined based on actual labor and equipment time completed and on materials billed to our customers. Revenue based on hours worked is recognized as hours are completed. We recognize revenue on unit-based services as the units are completed. The remaining 20% of our annual revenues are from fixed-price agreements. The mix of hourly and per unit revenues changes during periods of high storm restoration services, as these services are all billed on an hourly basis. Revenues for longer duration fixed-price contracts are recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated costs for each contract.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make certain estimates and assumptions for financial information that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and other intangible assets, asset lives and salvage values used in computing depreciation and amortization, including amortization of intangibles, accounting for income taxes, contingencies, litigation and stock-based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. We believe the following to be our most important accounting policies, including those that use significant judgments and estimates in the preparation of our consolidated financial statements.

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

Valuation of Goodwill and Other Intangible Assets. We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units as of the first day of our fourth fiscal quarter. For purposes of our fiscal 2012 analysis, we had three reporting units – non-union construction, union construction, and engineering. In evaluating reporting units, we first consider our operating segment and related components in accordance with U.S. GAAP. We allocate goodwill to the reporting units that are expected to benefit from the synergies of the business combinations generating the goodwill. We apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair values of the reporting units to their carrying amounts, including goodwill. If the carrying amount of any reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded.

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

For our fiscal 2012 annual impairment analysis, we weighted the income and market approaches 70% and 30%, respectively. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach which is based on multiples of companies that, although comparable, may not have the exact same risk factors as our reporting units. The analysis indicated that, as of the first day of our fourth fiscal quarter, the fair values of each of our reporting units exceeded their respective carrying values in excess of 10%. For our analysis, we also considered various elements of an implied control premium in assessing the reasonableness of the reconciliation of the summation of the fair values of the invested capital of our three reporting units (with appropriate consideration of the interest bearing debt) to our overall market capitalization and our net book value. This analysis included (i) the current control premium being paid for companies with a similar market capitalization and within similar industries and (ii) certain synergies that a market participant buyer could realize, such as the elimination of potentially redundant costs. Based on these analyses, management determined that the resulting control premium implied in the annual impairment analysis was between 15% and 25% which was within a reasonable range of current market conditions.

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

Insurance and Claims Accruals. In the ordinary course of our business, we are subject to individual workers’ compensation, vehicle, general liability and health insurance claims for which we are partially self-insured. We maintain commercial insurance for individual workers’ compensation and vehicle and general liability claims exceeding $1.0 million. We also maintain commercial insurance for health insurance claims exceeding $500,000 per person on an annual basis. We determine the amount of our loss reserves and loss adjustment expenses for self-insured claims based on analyses prepared quarterly that use both company-specific and industry data, as well as general economic information. Our estimates for insurance loss exposures require us to monitor and evaluate our insurance claims throughout their life cycles. Using this data and our assumptions about the emerging trends, we estimate the size of ultimate claims. Our most significant assumptions in forming our estimates include the trend in loss costs; the expected consistency with prior year claims of the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. We also monitor the reasonableness of the judgments made in the prior year’s estimates and adjust current year assumptions based on that analysis.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected term of the option at the time of grant. As of July 1, 2010, we began to use our historical volatility as a basis for our expected volatility. Prior to that, we had limited trading history beginning July 27, 2005 and had based our expected volatility on the average long-term historical volatilities of peer companies. We are using the “simplified method” to calculate the expected terms of the options as allowed under U.S. GAAP, which represents the period of time that options granted are expected to be outstanding. Forfeitures are estimated based on certain historical data. We will continue to use this method until we have sufficient historical exercise experience to give us confidence that our calculations based on such experience will be reliable. It is our current intent not to issue dividends and none are contemplated when estimating fair value for our option awards.

Results of Operations

The following table sets forth selected statement of operations data as percentages of revenues for the periods indicated (dollars in millions):

	Year Ended June 30,
	2012		2011		2010
Revenues:
Core revenues	$614.6	89.7%	$529.3	89.1%	$457.5	90.7%
Storm restoration revenues	70.6	10.3%	64.5	10.9%	46.6	9.3%

Total revenues	685.2	100.0%	593.8	100.0%	504.1	100.0%
Cost of operations	593.5	86.6%	525.9	88.6%	456.3	90.5%

Gross profit	91.7	13.4%	67.9	11.4%	47.8	9.5%
General and administrative expenses	66.2	9.7%	57.6	9.7%	52.0	10.3%
(Gain) loss on sale and impairment of property and equipment	(0.6)	-0.1%	0.8	0.1%	1.3	0.3%
Restructuring expenses	—	—	—	—	8.9	1.8%

Income (loss) from operations	26.1	3.8%	9.5	1.6%	(14.4)	-2.9%
Interest expense and other	7.2	1.0%	6.6	1.1%	7.6	1.5%

Income (loss) before income tax	18.9	2.8%	2.9	0.5%	(22.0)	-4.4%
Income tax expense (benefit)	8.0	1.2%	1.5	0.3%	(8.5)	-1.7%

Net income (loss)	$10.9	1.6%	$1.4	0.2%	$(13.5)	-2.7%

Year Ended June 30, 2012 Compared to Year Ended June 30, 2011

Revenues. Revenues increased 15.4%, or $91.4 million, to $685.2 million for the year ended June 30, 2012 from $593.8 million for the year ended June 30, 2011.

Our core revenues increased 16.1% to $614.6 million for the year ended June 30, 2012 from $529.3 million in the prior year. Our acquisition of Pine Valley on August 1, 2011 provided $18.9 million in core revenues for the year ended June 30, 2012. Our project in Tanzania, which began construction in July 2011, provided $10.1 million in core revenue for the year ended June 30, 2012.

The following table contains supplemental information on core revenue and percentage changes by category for the periods indicated:

	Year Ended June 30,
Category of Core Revenue	2012	2011	% Change
Distribution and other	$418.8	$333.3	25.7%
Transmission	72.5	78.2	-7.3%
Engineering and substation	123.3	117.8	4.7%

Total	$614.6	$529.3	16.1%

•

Distribution and Other Revenues. Our combined revenues for overhead and underground distribution services increased 25.7% from the prior year period, primarily due to a general increase in demand for overhead distribution maintenance, the addition of Pine Valley ($14.4 million), and our Tanzania project ($10.1 million). This growth rate was affected by our decision to divert distribution crews to respond to increased storm activity from Hurricane Irene and a large Northeast snow storm that occurred during the year ended June 30, 2012. The majority of our distribution services are provided to investor-owned, municipal and co-operative utilities under MSAs. Services provided under these MSAs include both overhead and underground powerline distribution services. Our underground distribution services continue to be adversely affected by a weak market for new residential housing. Our MSAs do not guarantee a minimum volume of work. The MSAs provide a framework for core and storm restoration pricing and provide an outline of the service territory in which we will work or the percentage of overall outsourced distribution work we will provide for the customer. Our MSAs also provide a platform for multi-year relationships with our customers. MSAs enable us to easily increase or decrease staffing for a customer without exhaustive contract negotiations.

•

Transmission Revenues. Transmission revenues decreased 7.3% from the prior year period. Our transmission project pipeline remains strong but the timing of certain projects negatively impacted the year over year comparison. In addition, we had reductions in material procurement service revenues totaling $2.7 million during the year ended June 30, 2012. We did start construction activity on the SCE&G EPC project during 2012 and expect this project will continue through 2018. The addition of Pine Valley contributed $0.3 million in transmission revenues during the year ended June 30, 2012.

•

Engineering and Substation Revenues. Engineering and substation revenues increased 4.7% from the prior year, primarily due to the started engineering activity on the SCE&G EPC project and the addition of Pine Valley ($4.2 million). This increase was partially offset by a decrease in material procurement service revenues which decreased from $50.0 million in the prior year, primarily for the VC Summer nuclear substation project, to $37.5 million for the year ended June 30, 2012. Engineering and substation revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement service revenues. Also, revenues from the year ended June 30, 2011 were negatively impacted by a $2.0 million reduction of costs and estimated earnings in excess of billings on uncompleted contracts that related to prior periods (see Note 2 of the Notes to Consolidated Financial Statements).

Our storm restoration revenues are highly volatile and unpredictable. For the year ended June 30, 2012, storm restoration revenues totaled $70.6 million compared to $64.5 million for the year ended June 30, 2011. The increase was primarily attributable to more severe damages caused by Hurricane Irene, which occurred along the East coast during August 2011, and a large snow storm that occurred in the Northeast during November 2011.

Gross Profit. Gross profit increased 35.1% to $91.7 million for the year ended June 30, 2012 from $67.9 million for the year ended June 30, 2011. Gross profit as a percentage of revenues increased to 13.4% for the year ended June 30, 2012 from 11.4% for the prior year. Greater volume of core services and the increase in storm restoration revenues favorably contributed to our increased gross profit in the current year. The increased gross profit percentage also reflects the positive impact from a decrease of $11.1 million in material procurement service revenues during the year ended June 30, 2012. The gross profit on material procurement services, in the current market, are generally lower than our other services and currently range from 0% to 5% as a percentage of revenues.

We experienced volatility in our mark-to-market adjustment on our diesel hedging program that caused a $2.5 million increase in our cost of operations during the year ended June 30, 2012. As a percentage of revenues, fuel costs increased to 4.9% for the year ended June 30, 2012 from 4.3% in the prior year. Gross profit for the year ended June 30, 2011 was negatively impacted by a $2.0 million reduction of costs and estimated earnings in excess of billings on uncompleted contracts that related to prior periods (see Note 2 of the Notes to Consolidated Financial Statements).

General and Administrative Expenses. General and administrative expenses increased 14.9% to $66.2 million for the year ended June 30, 2012 from $57.6 million for the year ended June 30, 2011. As a percentage of revenues, general and administrative expenses remained unchanged at 9.7% for the years ended June 30, 2012 and 2011. The increase in general and administrative expenses was primarily due to approximately $2.0 million of overhead costs related to Pine Valley, which was acquired on August 1, 2011, $0.3 million related to the Tanzania project, which began construction in July 2011, $1.5 million in compensation, benefits, recruiting and travel to support Klondyke’s geographic expansion and revenue growth, $0.6 million in professional fees related to the UCS acquisition process, $1.1 million related to increased professional fees for accounting and project consulting as we continue to integrate acquired companies, including the system conversion for Pine Valley, $0.7 million for intangible asset amortization and IT related system depreciation and $1.0 million for accrued incentive and other bonuses.

Interest Expense and Other, Net. Interest expense and other, net increased 9.1% to $7.2 million for the year ended June 30, 2012 from $6.6 million for the year ended June 30, 2011. This increase was primarily due to the write-off of $1.7 million of unamortized deferred loan costs as additional interest expense related to the prior credit facility. The increase was partially offset by lower deferred loan cost amortization under the existing revolving credit facility. On August 24, 2011, we entered into a $200.0 million revolving credit facility that replaced our prior credit facility. See Note 7 of the Notes to Consolidated Financial Statements for additional details of the existing revolving credit facility.

Income Tax Expense. Income tax expense was $8.0 million and $1.5 million for the years ended June 30, 2012 and June 30, 2011, respectively. Effective income tax rates of 42.3% and 52.8% for the years ended June 30, 2012 and June 30, 2011, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including state income and gross margin taxes, changes in permanent differences primarily related to acquisition costs from the UCS acquisition and Internal Revenue Code Section 199 deduction for 2012, Internal Revenue Code Section 162(m) deduction limitations for compensation and meals and entertainment, and the relative size of our consolidated income before income taxes.

Year Ended June 30, 2011 Compared to Year Ended June 30, 2010

Revenues. Revenues increased 17.8%, or $89.7 million, to $593.8 million for the fiscal year ended June 30, 2011 from $504.1 million for the fiscal year ended June 30, 2010. The increase was attributable to a $17.9 million increase in storm restoration revenues and a $71.8 million increase in core revenues.

For the fiscal year ended June 30, 2011, storm restoration revenues totaled $64.5 million compared to $46.6 million for the year ended June 30, 2010. The increase was attributable to significant tornadoes in the Southeast during April 2011. Our storm restoration revenues are highly volatile and unpredictable.

Our core revenues increased to $529.3 million for fiscal 2011 from $457.5 million for fiscal 2010. Our acquisition of Klondyke on June 30, 2010 provided $28.1 million in core revenues for fiscal 2011. We recognized approximately $56.4 million in material procurement revenues for fiscal 2011 compared to approximately $19.3 million in the prior year. The material revenues above require estimates, as certain material procurement services are provided as a portion of larger fixed-price projects, in which we recognize project revenues using the percentage-of-completion method.

	Year Ended June 30,
Category of Core Revenue	2011	2010	% Change
Distribution and other	$333.3	$312.3	6.7%
Transmission	78.2	68.8	13.7%
Engineering and substation	117.8	76.4	54.2%

Total	$529.3	$457.5	15.7%

Distribution and other revenues increased 6.7% from prior year. Since our low point of demand distribution in February 2010, we have experienced a gradual increase in work from our investor-owned utilities. Some of this growth was diverted as we used our distribution crews to respond to increased storm activity primarily during our fourth quarter of 2011. The majority of our distribution services are provided to investor-owned, municipal and co-operative utilities under MSAs. Services provided under these MSAs include both overhead and underground powerline distribution services. Our MSAs do not guarantee a minimum volume of work. The MSAs provide a framework for core and storm restoration pricing and provide an outline of the service territory in which we will work or the percentage of overall outsourced distribution work we will provide for the customer. Our MSAs also provide a platform for multi-year relationships with our customers. We can easily increase staffing for a customer without exhaustive contract negotiations and the MSAs also allow our customers to reduce staffing needs. Our underground distribution services continue to be impacted by a weak market for new residential housing. We remain well-positioned to benefit from a reacceleration in maintenance spending, which will remain dependent to a large extent on the health of the economy. Our Klondyke acquisition also contributed to the growth in this distribution and other revenue ($10.9 million).

Transmission revenues increased 13.7% from the prior year, primarily due to the timing of certain projects that have started in the southeast United States, increased material procurement revenues ($5.2 million) and the addition of Klondyke ($4.7 million).

Engineering and substation revenues increased 54.2% from the prior year, primarily due to material procurement services ($50.0 million), including the VC Summer switchyard project, along with the acquisition of Klondyke ($12.5 million).

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

Loss on Sale and Impairment of Property and Equipment. Loss on sale and impairment of property and equipment was $0.8 million for the fiscal year ended June 30, 2011 compared to $1.3 million for the fiscal year ended June 30, 2010. The level of losses was affected by several factors, including the timing of the continued replenishment of aging, damaged or excess fleet equipment, and conditions in the market for used equipment. We continually evaluate the depreciable lives and salvage values of our equipment.

Interest Expense and Other, Net. Interest expense and other, net decreased 13.2% to $6.6 million for the fiscal year ended June 30, 2011 from $7.6 million for the fiscal year ended June 30, 2010. This decrease was primarily due to reduced settlement costs related to interest rate swaps and reduced debt balances, partially offset by increased write-offs of deferred loan costs. See Note 8 of the Notes to Consolidated Financial Statements for full details of derivative instruments, including interest rate swaps.

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

Liquidity and Capital Resources

Our primary cash needs have been working capital, capital expenditures, payments under our credit facility and acquisitions. Our primary source of cash for fiscal 2012, 2011 and 2010 was cash provided by operations.

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

On August 24, 2011, we replaced our prior credit facility with a new $200.0 million revolving credit facility. As of such date, we had $115.0 million in borrowings and $61.9 million of availability under this facility (after giving effect to outstanding standby letters of credit of $23.1 million).

On June 27, 2012, we exercised the accordion feature of the new revolving credit facility and entered into a commitment increase agreement with our lenders thereby increasing the lenders’ commitments by $75.0 million, from $200.0 million to $275.0 million. The increased commitments will be used to support our general corporate purposes, including funding the UCS acquisition completed on July 2, 2012.

As of June 30, 2012, our cash totaled $1.6 million, we had $123.0 million of borrowings outstanding and $139.2 million of availability under our $275.0 million revolving credit facility (after giving effect to outstanding standby letters of credit of $12.8 million). Our borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our credit facility, which are discussed below.

Our revolving credit facility requires us to maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our revolving credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in the revolving credit facility) of at least 1.25 to 1. At June 30, 2012, we were in compliance with such covenants with a fixed charge coverage and leverage ratio of 2.55 and 1.79, respectively.

We consider our cash investment policies to be conservative in that we maintain a diverse portfolio of what we believe to be high-quality cash investments with short-term maturities. Accordingly, we do not anticipate that the current volatility in the capital markets will have a material impact on the principal amounts of our cash investments.

We believe that our cash flow from operations, available cash and cash equivalents, and borrowings available under our revolving credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future. However, our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. In addition, if we fail to comply with the covenants contained in our revolving credit facility, we may be unable to access funds upon which we depend for letters of credit and other short-term borrowings. This would have a negative impact on our liquidity and require us to obtain alternative short-term financing. We also believe that if we pursue any material acquisitions in the foreseeable future we may need to finance this activity through additional equity or debt financing.

Changes in Cash Flows: 2012 Compared to 2011

	Year Ended June 30,
	2012	2011
	(in millions)
Net cash provided by operating activities	$25.7	$22.2
Net cash used in investing activities	$(45.5)	$(16.5)
Net cash provided by (used in) financing activities	$21.1	$(16.5)

Net cash provided by operating activities increased to $25.7 million for the fiscal year ended June 30, 2012 from $22.2 million for the fiscal year ended June 30, 2011. We had net income of $10.9 million for the fiscal year ended June 30, 2012 compared to a net income of $1.4 million for the fiscal year ended June 30, 2011 and a decrease of $18.6 million in accounts receivable related to storm work. This was partially offset by upward trends for core accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts primarily related to started construction and engineering activity on the SCE&G EPC project and system and procedural issues on the side of two of our investor owned utility customers.

We received a refund from the commercial insurance carrier that administers our partially self-insured individual workers’ compensation, vehicle and general liability insurance programs for retrospective premium payment adjustments of $3.5 million in August 2011, which is included in net cash provided by operating activities for the year ended June 30, 2012. The refund is included in changes in insurance and claims accruals. Retrospective adjustments have historically been prepared annually on a “paid-loss” basis by our commercial insurance carrier. The last retrospective premium payment adjustment from our commercial insurance carrier required us to make payments totaling approximately $5.2 million that were paid from February 2011 through May 2011.

Net cash used in investing activities increased to $45.5 million for the fiscal year ended June 30, 2012 from $16.5 million for the fiscal year ended June 30, 2011. This increase is primarily due to cash used for the acquisition of Pine Valley in August 2011 totaling $16.8 million (net of cash acquired totaling $0.5 million), and increased capital expenditures. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.

Net cash provided by financing activities was $21.1 million for the fiscal year ended June 30, 2012 compared to net cash used in financing activities of $16.5 million for the fiscal year ended June 30, 2011. On August 24, 2011, we entered into a $200.0 million revolving credit facility that replaced our prior credit facility of which $113.0 million was outstanding under our prior credit facility and accrued interest totaling $0.3 million was paid off at that time. Total costs associated with the existing revolving credit facility were approximately $1.8 million which are being capitalized and amortized over the term of the agreement using the effective interest method. Prior to the replacement of our prior credit facility, we had borrowed $14.0 million, including $10.0 million used to finance the Pine Valley acquisition during the fiscal year ended June 30, 2012. We also had additional borrowings under our existing revolving credit facility totaling $10.0 million related to the increases in accounts receivable and costs and estimated in excess of billings during fiscal 2012. In addition, we incurred $0.8 million of costs associated with the exercise of the accordion feature of our revolving credit facility on June 27, 2012. These costs are also being capitalized and amortized over the term of the agreement using the effective interest method.

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

We paid the commercial insurance carrier that administers our partially self-insured individual workers’ compensation, vehicle and general liability insurance programs retrospective premium payment adjustments of $5.2 million in four equal, monthly installments that began in February 2011. Net cash provided by operating activities includes payments of $5.2million of retrospective insurance premium payments to the commercial insurance carrier for the year ended June 30, 2011. These payments are included in changes in insurance and claims accruals. Retrospective adjustments have historically been prepared annually on a “paid-loss” basis by our commercial insurance carrier. The last retrospective premium payment adjustment from our commercial insurance carrier resulted in a refund to Pike of approximately $0.2 million that was received during December 2009.

Net cash used in investing activities decreased to $16.5 million for the fiscal year ended June 30, 2011 from $25.1 million for the fiscal year ended June 30, 2010. This decrease was primarily due to the acquisition of Klondyke during fiscal 2010. Our cash used for acquisitions during fiscal 2011 and 2010 was $0.1 million and $15.2 million, respectively. This decrease was partially offset by less equipment sales and increased capital expenditures during fiscal 2011. Capital expenditures for both years consisted primarily of purchases of vehicles and equipment used to service our customers.

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

Capital Expenditures

We routinely invest in vehicles, equipment and technology. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. Capital expenditures were $33.9 million, $19.1 million and $17.7 million for fiscal 2012, 2011 and 2010, respectively. Capital expenditures for all periods consisted primarily of purchases of vehicles and equipment used to service our customers. As of June 30, 2012, we had no material outstanding commitments for capital expenditures. We expect capital expenditures to range from $35.0 million to $40.0 million for the year ending June 30, 2013, which could vary depending on the addition of new customers or increased work on existing customer relationships. We intend to fund those expenditures primarily from operating cash flow and available cash and cash equivalents.

EBITDA U.S. GAAP Reconciliation

EBITDA is a non-U.S.GAAP financial measure that represents the sum of net income (loss), income tax expense (benefit), interest expense, depreciation and amortization. EBITDA is used internally when evaluating our operating performance and allows investors to make a more meaningful comparison between our core business operating results on a consistent basis over different periods of time, as well as with those of other similar companies. Management believes that EBITDA, when viewed with our results under U.S. GAAP and the accompanying reconciliation, provides additional information that is useful for evaluating the operating performance of our business without regard to potential distortions. Additionally, management believes that EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA has limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP, such as net income (loss) or cash flow from operating activities, as indicators of operating performance or liquidity. This non-U.S. GAAP measure excludes certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below provides a reconciliation between net income and EBITDA.

	Year Ended June 30,
	2012	2011
	(in millions)
Net income	$10.9	$1.4
Adjustments:
Interest expense	7.3	6.6
Income tax expense	8.0	1.5
Depreciation and amortization	38.3	38.1

EBITDA	$64.5	$47.6

EBITDA increased $16.9 million to $64.5 million for the year ended June 30, 2012 from $47.6 million for the year ended June 30, 2011.

Credit Facility

On August 24, 2011, we replaced our prior credit facility with a new $200.0 million revolving credit facility. As of such date, we had $115.0 million in borrowings and $61.9 million of availability under this facility (after giving effect to outstanding standby letters of credit of $23.1 million).

On June 27, 2012, we exercised the accordion feature of the new revolving credit facility and entered into a commitment increase agreement with our lenders thereby increasing the lenders’ commitments by $75 million, from $200.0 million to $275.0 million. The increased commitments will be used to support our general corporate purposes, including funding the UCS acquisition completed on July 2, 2012.

As of June 30, 2012, we had $123.0 million of borrowings outstanding and $139.2 million of availability under our $275.0 million revolving credit facility (after giving effect to outstanding standby letters of credit of $12.8 million). The obligations under our revolving credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic and first-tier foreign subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, subject to limited exceptions.

Our new revolving credit facility contains a number of other affirmative and restrictive covenants including limitations on dissolutions, sales of assets, investments, indebtedness and liens. Our credit facility requires us to maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our senior credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in the revolving credit facility) of at least 1.25 to 1.0. At June 30, 2012, we were in compliance with such covenants with a fixed charge coverage and leverage ratio of 2.55 and 1.79, respectively.

Contractual Obligations and Other Commitments

As of June 30, 2012, our contractual obligations and other commitments were as follows:

	Payment Obligations by Fiscal Year Ended June 30,
	Total	2013	2014	2015	2016	2017	Thereafter
	(in millions)
Long-term debt obligations (1)	$123.0	$—	$—	$—	$123.0	$—	$—
Interest payment obligations (2)	12.6	4.0	4.0	4.0	0.6	—	—
Operating lease obligations	42.3	9.7	9.0	7.5	6.4	4.7	5.0
Purchase obligations (3)	38.2	38.2	—	—	—	—	—
Deferred compensation (4)	6.6	—	—	—	—	—	6.6

Total	$222.7	$51.9	$13.0	$11.5	$130.0	$4.7	$11.6

(1)	Includes only obligations to pay principal, not interest expense.
(2)	Represents estimated interest payments to be made on our variable rate debt. All interest payments assume that principal payments are made as originally scheduled. Interest rates utilized to determine interest payments for variable rate debt are based upon our current term loan interest rate and include the impact of our interest rate swaps. For more information, see Note 7 of the Notes to Consolidated Financial Statements.
(3)	Represents purchase obligations related to materials and subcontractor services for customer contracts.
(4)	For a description of the deferred compensation obligation, see Note 16 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, including sales-leaseback arrangements, letter of credit obligations, and surety guarantees entered into in the normal course of business. We have not engaged in any off-balance sheet financing arrangements through special purpose entities.

Leases

In the ordinary course of business, we enter into non-cancelable operating leases for certain of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of the related facilities, vehicles and equipment rather than purchasing them. The terms of these agreements vary from lease to lease, including with renewal options and escalation clauses. We may decide to cancel or terminate a lease before the end of its term, in which case we are typically liable to the lessor for the remaining lease payments under the term of the lease.

Letters of Credit

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. We use the revolving credit facility to issue letters of credit. As of June 30, 2012, we had $12.8 million of standby letters of credit issued under our revolving credit facility primarily for insurance and bonding purposes. Our ability to obtain letters of credit under the revolving credit facility is conditioned on our continued compliance with its affirmative and negative covenants.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2012, we had $130.1 million in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.

Pike Electric Corporation, from time to time, guarantees the obligations of its wholly owned subsidiaries, including obligations under certain contracts with customers.

Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective retrospectively for our interim period ending September 30, 2012. Early adoption is permitted. We do not expect that this guidance will have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature.

Accounting for Goodwill and Intangible Assets

In September 2011, the FASB issued guidance related to testing goodwill for impairment which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, a more detailed two-step goodwill impairment test will need to be performed which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The amendment will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The amendment becomes effective for our interim period ending September 30, 2012. We do not expect the adoption of this amendment to have a material impact on our financial statements.

In December 2010, the FASB amended its guidance on goodwill and other intangible assets. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This amendment was effective for our interim period ended March 31, 2012. The amendment did not have an impact on our financial position, results of operations or cash flows as we do not have any reporting units with zero or negative carrying amounts.

Accounting for Business Combinations

In December 2010, the FASB issued an accounting standards update for business combinations. This standards update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (July 1, 2011 for us). This new guidance was adopted during the interim period ended September 30, 2011 and utilized for the acquisition of Pine Valley. The adoption did not have a significant impact on our consolidated financial statements.

Disclosures for Fair Value Measurements

In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under U.S. GAAP with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment becomes effective prospectively for our interim period ending September 30, 2012. Early adoption is not permitted. We do not expect the amendment to have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued authoritative guidance for fair value measurements. This guidance now requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and also to describe the reasons for these transfers. This authoritative guidance also requires enhanced disclosure of activity in Level 3 fair value measurements. The guidance for Level 1 and Level 2 fair value measurements was effective for our interim reporting period ended March 31, 2010. The implementation did not have an impact on our financial position, results of operations or cash flows as it is disclosure-only in nature. The guidance for Level 3 fair value measurements disclosures became effective for our interim reporting period ending December 31, 2011 and the implementation did not have an impact on our financial position, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued an accounting standards update regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The guidance is effective for us beginning July 1, 2013 and is to be applied retrospectively. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on our financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are intended to be “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us and the industry in which we operate and management’s beliefs and assumptions. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Business - Overview,” “- Industry Overview,” “- Our Growth Strategy,”
“- Competitive Strengths,” “- Competition,” “- Customers,” “- Equipment,” “- Government Regulation,” “- Environmental Matters,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Words such as “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “potential,” “continue,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Such risks include, without limitation, those identified under the heading “Risk Factors.” Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to:

•

our belief that there are significant growth opportunities for our business and the services we provide due to the required future investment in transmission and distribution infrastructure, the expanded development of energy sources and the increased outsourcing of infrastructure services;

•	our belief that our acquisitions of Klondyke and Pine Valley will allow us to continue to expand our EPC services in the Western United States and better compete in markets with unionized workforces;

•	our belief that there is significant demand for first or second generation build-out of electricity infrastructure in developing countries;

•

our belief that the markets in developing countries present opportunities for companies, such as ourselves, with scale, sophistication and size to utilize their skills and equipment in productive and profitable projects;

•	our expectation that we will benefit from the development of new sources of electric power generation;

•

our belief that growth in our markets will be driven by bundling services and marketing these offerings to our large and extensive customer base and new customers and that by offering these services on a turnkey basis, we enable our customers to achieve economies and efficiencies over separate unbundled services, which should ultimately lead to an expansion of our market share across our existing customer base and provide us the credibility to secure additional opportunities from new customers;

•

our belief that the United States electric power system and network reliability will require significant future upkeep given the postponement of maintenance spending in recent years due to the difficult economic conditions, that such upkeep will drive demand for our services and that our leading position in the markets we service will enable us to capitalize on increases in demand for our services;

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

•

our belief that our reputation and experience combined with our broad range of services allows us to opportunistically bid on attractive international projects and that there will be large and financially attractive projects to pursue in international markets over the next few years as developing regions, including Africa, install or develop their electric infrastructure;

•

our belief that we have a unique and strong competitive position in the markets in which we operate resulting from a number of factors including: (i) our position as a leading provider of energy solutions; (ii) our attractive, contiguous presence in key geographic markets; (iii) our long-standing relationships across a high-quality customer base; (iv) our outsourced services-based business model; (v) our position as a recognized leader in storm restoration capabilities; and (vi) our experienced operations management team with extensive relationships;

•	our belief that we are one of only a few companies offering a broad spectrum of energy solutions that our current and prospective customers increasingly demand;

•

our belief that our management team’s deep industry knowledge, field experience and relationships extend our operating capabilities, improve the quality of our services, facilitate access to clients and enhance our strong reputation in the industry;

•

our belief that a majority of utility infrastructure services are still conducted in-house and that our customers, especially investor-owned electric utilities, will expand outsourcing of utility infrastructure services over time;

•

our expectation that a substantial portion of our total revenues will continue to be derived from a limited group of customers given the composition of the investor-owned, municipal and co-operative utilities in our geographic market;

•

our belief that we have a favorable competitive position in our markets due in large part to our ability to execute with respect to the following factors: (i) diversified services, including the ability to offer turnkey EPC project services; (ii) experienced management and employees; (iii) customer relationships and industry reputation; (iv) responsiveness in emergency restoration situations; (v) availability of fleet and specialty equipment; (vi) adequate financial resources and bonding capacity; (vii) geographic breadth and presence in customer markets; (viii) pricing of services, particularly under MSA constraints; and (ix) safety concerns of our crews, customers and the general public;

•	our belief that we are in material compliance with applicable regulatory requirements and have all material licenses required to conduct our operations;

•

our expectation that costs to maintain environmental compliance and/or to address environmental issues will not have a material adverse effect on our results of operations, cash flows or financial condition;

•

our belief that our customized, well-maintained and extensive fleet and experienced crews provide us with a competitive advantage in our ability to service our customers and respond rapidly to storm restoration opportunities;

•	our intention to continue to retain any future earnings rather than paying dividends;

•

our belief that the lawsuits, claims or other proceedings to which we are subject in the ordinary course of business will not have a material adverse effect on our results of operations, financial position, or cash flows;

•	our belief that we remain well-positioned to benefit from a reacceleration in maintenance spending, which will remain dependent to a large extent on the health of the economy;

•	our expectation that the current volatility in the capital markets will not have a material impact on the principal amounts of our cash investments;

•

our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our revolving credit facility will be adequate to meet our ordinary course liquidity needs for the foreseeable future and that if we pursue any material acquisitions in the foreseeable future we may need to finance this activity through additional equity or debt financing;

•

our expectation that our capital expenditures will range from $35.0 million to $40.0 million for the year ending June 30, 2013, which could vary depending on the addition of new customers or increased work on existing new relationships, and our intention to fund those expenditures from operating cash flow and available cash and cash equivalents;

•	our belief that it is unlikely that any material claims will be made under a letter of credit in the foreseeable future;

•	our belief that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future;

•	our expectation that certain recent accounting pronouncements will have no material effect on our consolidated financial statements;

•	our expectation that the goodwill recognized in our acquisition of Klondyke and Pine Valley will be amortizable for tax purposes;

•

our expectation that our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance and our belief that this is subject to a certain extent on general economic, financial, competitive, legislative, regulatory and other factors beyond our control;

•

the possibility that if we fail to comply with the covenants contained in our revolving credit facility, we may be unable to access funds upon which we depend for letters of credit and other short-term borrowings and that this would have a negative impact on our liquidity and require us to obtain alternative short-term financing; and

•

our expectation that our gross profit and operating income (loss) would be negatively affected if diesel prices rise due to additional costs that may not be fully recovered through increases in prices to customers.

Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after we file this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on borrowings under our credit facility, which bears interest based on the London Interbank Offered Rate (“LIBOR”), plus an applicable margin dependent upon our total leverage ratio. We use derivative financial instruments to manage exposure to fluctuations in interest rates on our revolving credit facility. These derivative financial instruments, which have historically been swap agreements, are not entered into for trading or speculative purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount. In May and June 2012, we had two interest rate swap agreements with notional amounts each totaling $20 million. As of June 30, 2012, we do not have any active interest rate swaps in place. We will continue to periodically enter into interest rate swaps to decrease our exposure to interest rate volatility.

Diesel Fuel Risk

We have a large fleet of vehicles and equipment that primarily use diesel fuel. As a result, we have market risk for changes in diesel fuel prices. If diesel prices rise, our gross profit and operating income (loss) would be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers.

We periodically enter into diesel fuel swaps and fixed-price forward contracts to decrease our price volatility. We currently hedge approximately 62% of our diesel fuel usage with prices ranging from $3.71 to $4.23 per gallon at a weighted-average price of $4.00 per gallon. Our goal is to maintain our hedged positions at 50% to 80% of our annual volumes on a rolling basis. The fair value of the diesel fuel swaps at June 30, 2012 was a liability of approximately $1.6 million.

Based on our projected fuel usage for fiscal 2013 and after including the impact of our active diesel fuel swaps, a $0.50 change in the price per gallon of diesel fuel would change our annual cost of operations by approximately $1.2 million. Actual changes in costs of operations may differ materially from the hypothetical assumptions used in computing this exposure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors of Pike; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of June 30, 2012.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their report on the effectiveness of internal control over financial reporting which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Pike Electric Corporation

We have audited the accompanying consolidated balance sheets of Pike Electric Corporation as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pike Electric Corporation at June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pike Electric Corporation’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 5, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, North Carolina

September 5, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Pike Electric Corporation

We have audited Pike Electric Corporation’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pike Electric Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pike Electric Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pike Electric Corporation as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2012 of Pike Electric Corporation and our report dated September 5, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Greensboro, North Carolina

September 5, 2012

PIKE ELECTRIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,601	$311
Accounts receivable from customers, net	91,059	80,902
Costs and estimated earnings in excess of billings on uncompleted contracts	66,414	49,266
Inventories	15,348	8,338
Prepaid expenses and other	9,001	16,044
Deferred income taxes	9,722	7,969

Total current assets	193,145	162,830
Property and equipment, net	174,655	177,682
Goodwill	122,932	110,893
Other intangibles, net	43,617	38,353
Deferred loan costs, net	2,175	2,005
Other assets	1,624	1,846

Total assets	$538,148	$493,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,206	$20,079
Accrued compensation	28,703	25,474
Billings in excess of costs and estimated earnings on uncompleted contracts	5,318	12,224
Accrued expenses and other	7,551	8,185
Current portion of insurance and claim accruals	11,525	12,526

Total current liabilities	79,303	78,488
Revolving credit facility	123,000	—
Long-term debt	—	99,000
Insurance and claim accruals, net of current portion	3,956	6,621
Deferred compensation, net of current portion	5,578	6,140
Deferred income taxes	46,749	46,179
Other liabilities	2,637	2,792
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 35,052 and 33,666 shares issued and outstanding at June 30, 2012 and June 30, 2011, respectively	6,428	6,427
Additional paid-in capital	173,060	161,586
Accumulated other comprehensive loss, net of taxes	—	(178)
Retained earnings	97,437	86,554

Total stockholders’ equity	276,925	254,389

Total liabilities and stockholders’ equity	$538,148	$493,609

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended June 30,
	2012	2011	2010
Revenues	$685,169	$593,858	$504,084
Cost of operations	593,478	525,915	456,317

Gross profit	91,691	67,943	47,767
General and administrative expenses	66,219	57,675	51,994
(Gain) loss on sale and impairment of property and equipment	(626)	751	1,239
Restructuring expenses	—	—	8,945

Income (loss) from operations	26,098	9,517	(14,411)
Other expense (income):
Interest expense	7,304	6,608	7,908
Other, net	(63)	(55)	(298)

Total other expense	7,241	6,553	7,610

Income (loss) before income taxes	18,857	2,964	(22,021)
Income tax expense (benefit)	7,974	1,563	(8,562)

Net income (loss)	$10,883	$1,401	$(13,459)

Earnings (loss) per share:
Basic	$0.31	$0.04	$(0.41)

Diluted	$0.31	$0.04	$(0.41)

Shares used in computing earnings per share:
Basic	34,678	33,399	33,132

Diluted	35,111	33,996	33,132

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance June 30, 2009	33,462	$6,427	$153,035	$(1,109)	$98,612	$256,965
Employee stock compensation plans, net	82	—	4,995	—	—	4,995
Comprehensive income:
Net loss	—	—	—	—	(13,459)	(13,459)
Gain on derivative instruments, net of income taxes of $615	—	—	—	967	—	967

Total comprehensive loss	—	—	—	967	(13,459)	(12,492)

Balance June 30, 2010	33,544	$6,427	$158,030	$(142)	$85,153	$249,468
Employee stock compensation plans, net	122	—	3,556	—	—	3,556
Comprehensive income:
Net income	—	—	—	—	1,401	1,401
Loss on derivative instruments, net of income taxes of ($23)	—	—	—	(36)	—	(36)

Total comprehensive income	—	—	—	(36)	1,401	1,365

Balance June 30, 2011	33,666	$6,427	$161,586	$(178)	$86,554	$254,389
Employee stock compensation plans, net	403	—	3,212	—	—	3,212
Issuance of common stock in connection with Pine Valley Power, Inc. acquisition	983	1	8,262	—	—	8,263
Comprehensive income:
Net income	—	—	—	—	10,883	10,883
Gain on derivative instruments, net of income taxes of $114	—	—	—	178	—	178

Total comprehensive income	—	—	—	178	10,883	11,061

Balance June 30, 2012	35,052	$6,428	$173,060	$—	$97,437	$276,925

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$10,883	$1,401	$(13,459)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,254	38,033	35,672
Non-cash interest expense	2,698	2,303	2,082
Deferred income taxes	(952)	174	(6,506)
(Gain) loss on sale and impairment of property and equipment	(626)	751	1,239
Restructuring charges, non-cash	—	—	7,938
Equity compensation expense	3,925	4,102	4,836
Excess tax benefit from stock-based compensation	(696)	—	(18)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(24,047)	(15,281)	(7,501)
Inventories, prepaid expenses and other	388	(9,603)	440
Insurance and claim accruals	(3,666)	(10,280)	(4,350)
Accounts payable and other	1,197	10,613	1,996
Deferred compensation	(1,659)	—	(1,402)

Net cash provided by operating activities	25,699	22,213	20,967

Cash flows from investing activities:
Purchases of property and equipment	(33,852)	(19,088)	(17,663)
Business acquisitions, net	(16,806)	(90)	(15,157)
Net proceeds from sale of property and equipment	5,110	2,676	7,739

Net cash used in investing activities	(45,548)	(16,502)	(25,081)

Cash flows from financing activities:
Principal payments on long-term debt	(99,000)	(15,500)	(26,000)
Borrowings under prior revolving credit facility	37,700	—	—
Repayments under prior revolving credit facility	(37,700)	—	—
Borrowings under existing revolving credit facility	217,420	—	—
Repayments under existing revolving credit facility	(94,420)	—	—
Stock option and employee stock purchase activity, net	(1,001)	(42)	201
Excess tax benefit from stock-based compensation	696	—	18
Deferred loan costs	(2,556)	(991)	(2,792)

Net cash provided by (used in) financing activities	21,139	(16,533)	(28,573)

Net increase (decrease) in cash and cash equivalents	1,290	(10,822)	(32,687)
Cash and cash equivalents beginning of year	311	11,133	43,820

Cash and cash equivalents end of year	$1,601	$311	$11,133

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2012, 2011, and 2010

(in thousands, except per share amounts)

1. Organization and Business

As used in this section, unless the context requires otherwise, the terms “Pike,” “Pike Electric,” “we,” “us,” and “our” refer to Pike Electric Corporation and its subsidiaries and all predecessors of Pike Electric Corporation and its subsidiaries.

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

The following table sets forth our revenue by category of service for the periods indicated:

	For the Year Ended June 30,
	2012		2011		2010
Core services	$614,623	89.7%	$529,335	89.1%	$457,448	90.7%
Storm restoration services	70,546	10.3%	64,523	10.9%	46,636	9.3%

Total	$685,169	100.0%	$593,858	100.0%	$504,084	100.0%

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Pike Electric Corporation and its wholly owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts; recognition of revenue for costs and estimated earnings in excess of billings on uncompleted contracts; future cash flows associated with long-lived assets; useful lives and salvage values of fixed assets for depreciation purposes; workers compensation and employee benefit liabilities; purchase price allocations; fair value assumptions in analyzing goodwill; income taxes; and fair values of financial instruments. Due to the subjective nature of these estimates, actual results could differ from those estimates. We recorded an approximate $2,000 reduction of costs and estimated earnings in excess of billings on uncompleted contracts during the quarter ended September 30, 2010 that relates to prior periods, the impact of which is not material to any individual prior period or our annual results for fiscal 2011.

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

The current asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The current liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts that represents an estimate of uncollectible accounts receivable. The determination of the allowance includes certain judgments and estimates including our customers’ willingness or ability to pay and our ongoing relationship with the customer. In certain instances, primarily relating to storm restoration work and other high-volume billing situations, billed amounts may differ from ultimately collected amounts. We incorporate our historical experience with our customers into the estimation of the allowance for doubtful accounts. These amounts are continuously monitored as additional information is obtained. Accounts receivable are due from customers located within the United States and include balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contracts and acceptance by the customer. Any material change in our customers’ business or cash flows could affect our ability to collect amounts due.

Accounts receivable, net and costs and estimated earnings in excess of billings on uncompleted contracts included allowances for doubtful accounts of $863 and $537 at June 30, 2012 and 2011, respectively. We recorded bad debt expense (recovery) of $43, ($94), and $274 for fiscal 2012, 2011 and 2010, respectively.

Inventories

Inventories consist of equipment in process to be sold under sale-leaseback arrangements, unbilled materials purchased for engineering, procurement and construction (“EPC”) projects, machine parts, supplies, small tools and other materials used in the ordinary course of business and are stated at the lower of average cost or market. Inventory located outside the United States totaled approximately $2,200 as of June 30, 2012.

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

We review our property and equipment for impairment when events or changes in business conditions indicate the carrying value of the assets may not be recoverable. An impairment of assets classified as “held and used” exists if the sum of the undiscounted estimated future cash flows expected is less than the carrying value of the assets. If this measurement indicates a possible impairment, we compare the estimated fair value of the asset to the net book value to measure the impairment charge, if any. If the criteria for classifying an asset as “held for sale” have been met, we record the asset at the lower of carrying value or fair value, less estimated selling costs. We continually evaluate the depreciable lives and salvage values of our equipment. Property and equipment located outside the United States totaled approximately $500 as of June 30, 2012.

Goodwill and Other Intangible Assets

We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units as of the first day of our fourth fiscal quarter. For purposes of our fiscal 2012 analysis, we had three reporting units – non-union construction, union construction, and engineering. In evaluating reporting units, we first consider our operating segment and related components in accordance with U.S. GAAP. We allocate goodwill to the reporting units that are expected to benefit from the synergies of the business combinations generating the goodwill. We apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair values of the reporting units to their carrying amounts, including goodwill. If the carrying amount of any reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded.

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

For our annual impairment analysis, we weighted the income and market approaches 70% and 30%, respectively, The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach which is based on multiples of companies that, although comparable, may not have the exact same risk factors as our reporting units. The analysis indicated that, as of the first day of our fourth fiscal quarter, the fair values of each of our reporting units exceeded their respective carrying values in excess of 10%. For our analysis, we also considered various elements of an implied control premium in assessing the reasonableness of the reconciliation of the summation of the fair values of the invested capital of our three reporting units (with appropriate consideration of the interest bearing debt) to the Company’s overall market capitalization and our net book value. This analysis included (i) the current control premium being paid for companies with a similar market capitalization and within similar industries and (ii) certain synergies that a market participant buyer could realize, such as the elimination of potentially redundant costs. Based on these analyses, management determined that the resulting control premium implied in the annual impairment analysis was between 15% and 25% which was within a reasonable range of current market conditions. Based on these analyses, we concluded that goodwill was not impaired.

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

For the years ended June 30, 2012, 2011 and 2010, respectively, insurance and claims expense was $32,545, $32,322 and $40,001 and was included in cost of operations and general and administrative expenses in the consolidated statements of operations.

Collective Bargaining Agreements

Several of our subsidiaries are party to collective bargaining agreements with unions representing craftworkers performing field construction operations. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements. The agreements require those subsidiaries to pay specified wages, provide certain benefits to their respective union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. These subsidiaries’ multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls, which cannot be determined for future periods because the location and number of union employees that any such subsidiary employs at any given time and the plans in which they may participate vary depending on the projects we have ongoing at any time and the need for union resources in connection with those projects. If any of these subsidiaries withdrew from, or otherwise terminated its participation in, one or more multi-employer pension plans or if the plans were to otherwise become underfunded, we could be assessed liabilities for additional contributions related to the underfunding of these plans. We are not aware of any material amounts of withdrawal liability that have been incurred as a result of a withdrawal by any of our subsidiaries from any multi-employer defined benefit pension plans.

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

Advertising and Promotion Costs

We expense advertising and promotion costs as incurred and these costs are included as a component of general and administrative expenses. Advertising and promotion costs for the years ended June 30, 2012, 2011 and 2010 were $813, $951and $1,180, respectively.

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

Deferred Loan Costs

Deferred loan costs are being amortized over the term of the related debt using the effective-interest method. Accumulated amortization was $382 and $14,909 at June 30, 2012 and 2011, respectively. Amortization expense was $2,386, $2,007 and $1,800 for the years ended June 30, 2012, 2011 and 2010, respectively. Approximately $149 and $209 of the amortization expense for fiscal 2011 and 2010, respectively, is related to unamortized loan costs written off due to term loan prepayments (see Note 7). We also wrote-off approximately $1,700 of unamortized deferred loan costs as additional interest expense related to the prior credit facility in August 2011. Total deferred loan costs associated with entering into our existing revolving credit facility were approximately $1,800. We also capitalized deferred loan costs totaling approximately $800 related to our accordion loan feature of our existing revolving credit facility exercised on June 27, 2012.

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

Accounting for Goodwill and Intangible Assets

In September 2011, the FASB issued guidance related to testing goodwill for impairment which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, a more detailed two-step goodwill impairment test will need to be performed which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The amendment will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The amendment becomes effective for the Company's interim period ending September 30, 2012. The Company does not expect the adoption of this amendment to have a material impact on the Company's financial statements.

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

Accounting for Business Combinations

In December 2010, the FASB issued an accounting standards update for business combinations. This standards update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (July 1, 2011 for the Company). This new guidance was adopted during the interim period ended September 30, 2011 and utilized for the acquisition of Pine Valley. The adoption did not have a significant impact on our consolidated financial statements.

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

3. Acquisitions

Pine Valley

On August 1, 2011, we acquired Pine Valley Power, Inc. (“Pine Valley”), a privately-held company located near Salt Lake City, Utah, for $25,068, net of cash acquired of $465. The funding for the purchase consisted of cash from operations and cash borrowed under our revolving credit facility totaling $7,271 and $10,000, respectively, and the issuance of approximately 983 shares of our common stock having an estimated fair value of $8,262 on the issuance date in accordance with purchase accounting guidance. Pine Valley provides construction and maintenance services to the transmission and distribution, renewable energy, industrial water and mining industries.

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

The intangible assets recognized are attributable to customer relationships totaling $8,005, non-compete agreements with the seller totaling $1,829, and a trademark totaling $238 and are being amortized over fifteen, five and five years, respectively. All changes in goodwill for the year ended June 30, 2012 are related to purchase price allocation adjustments for Pine Valley. The goodwill recognized is attributable primarily to expected synergies and is amortizable for tax purposes over a period of 15 years.

The financial results of the operations of Pine Valley have been included in our consolidated financial statements since the date of the acquisition and represent revenue of $18,851 and net loss of $3 for the year ended June 30, 2012. The following unaudited pro forma condensed statement of income data gives effect to the acquisition of Pine Valley as if it had occurred on July 1, 2010. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented.

	Year Ended	Year Ended
	June 30,	June 30,
	2012	2011
Revenues	$686,980	$618,980

Net income	$10,994	$6,251

Basic earnings per common share	$0.32	$0.19

Diluted earnings per common share	$0.31	$0.18

Klondyke

On June 30, 2010, we acquired Klondyke based in Phoenix, Arizona, for a price of $17,000 ($15,157 net of cash acquired), plus the assumption of certain operating liabilities. Klondyke provides substation and transmission construction and maintenance services. Klondyke also constructs renewable energy generation facilities and provides civil related services. Klondyke’s range of construction services complements our Western U.S. engineering capabilities and enables the continued expansion of our turnkey EPC services.

We completed our analysis of the valuation of the acquired assets and liabilities of Klondyke during the quarter ended December 31, 2010. The purchase price of $17,000 has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values as follows: $6,023 of tangible net assets and $6,300 in identifiable intangible assets, resulting in goodwill of approximately $4,677. The intangible assets recognized are attributable to customer relationships totaling $4,100, non-compete agreements with the seller totaling $1,600, and a trademark totaling $600 and are being amortized over fifteen, three and five years, respectively. All changes in goodwill for the year ended June 30, 2011 are related to purchase price allocation adjustments for Klondyke. The goodwill recognized is attributable primarily to expected synergies and is being amortized for tax purposes over a period of 15 years.

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

We recorded a pre-tax restructuring charge related to these measures of $8,945 comprised of $1,007 for severance and other termination benefits and a $7,938 non-cash writedown of fleet and other fixed assets to be disposed. The following table summarizes the restructuring activity during the year ended June 30, 2010:

Description	One-Time Employee Termination Benefits	Fixed Asset Writedowns	Total
Accrued restructuring balance as of June 30, 2009	$—	$—	$—
Costs incurred and charged to expense	1,007	7,938	8,945
Cash payments	(1,007)	—	(1,007)
Non-cash settlement	—	(7,938)	(7,938)

Accrued restructuring balance as of June 30, 2010	$—	$—	$—

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

All cost restructuring measures in our distribution operations and support services were complete in 2010.

5. Property and Equipment

Property and equipment is comprised of the following:

	Estimated Useful	June 30,
	Lives in Years	2012	2011
Land	—	$3,283	$2,971
Buildings	15-39	27,591	26,783
Vehicles	5-12	226,480	229,208
Machinery and equipment	3-19	83,683	78,731
Office equipment, furniture and software	3-7	25,754	27,862

Total		366,791	365,555
Less: accumulated depreciation		(192,136)	(187,873)

Property and equipment, net		$174,655	$177,682

Depreciation expense for the years ended June 30, 2012, 2011, and 2010 was $33,445, $33,559, and $31,383, respectively.

Expenses for maintenance and repairs of property and equipment were $34,510, $28,583, and $27,883 for the years ended June 30, 2012, 2011, and 2010, respectively.

Amounts reported as loss on sale and impairment of property and equipment relate primarily to the sale of aging, damaged or excess fleet equipment. Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market. The carrying value of assets held for sale was $119 and $168 at June 30, 2012 and 2011, respectively, and is included in prepaid expenses and other in the consolidated balance sheets. All of the assets held for sale at June 30, 2012 are expected to be sold in the next twelve months.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for fiscal year 2012 and 2011 are as follows:

Amount
Goodwill at June 30, 2010	$114,778
Acquisition adjustments related to Klondyke	(3,885)

Goodwill at June 30, 2011	$110,893

Acquisition and acquisition adjustments related to Pine Valley	12,039

Goodwill at June 30, 2012	$122,932

We have recorded no impairment losses related to goodwill and have no intangibles with indefinite lives other than goodwill.

Other amortizable intangible assets are comprised of:

	Customer Relationships		Non-Compete Agreements		Trademarks		Total
	June 30,		June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Gross carrying value	$58,711	$50,706	$9,919	$8,090	$838	$600	$69,468	$59,396
Accumulated amortization	(18,284)	(15,219)	(7,283)	(5,704)	(284)	(120)	(25,851)	(21,043)

Net intangible assets	$40,427	$35,487	$2,636	$2,386	$554	$480	$43,617	$38,353

Amortization expense related to intangible assets for the years ended June 30, 2012, 2011, and 2010 was $4,809, $4,474, and $4,289, respectively.

Estimated future amortization expense related to intangible assets is as follows:

Year Ended June 30,	Amount
2013	$4,942
2014	3,745
2015	3,635
2016	3,381
2017	2,671
Thereafter	25,243

Total	$43,617

7. Debt

Debt consisted of the following at June 30, 2012 and 2011:

	June 30,
	2012	2011
Revolving credit facility	$123,000	$—

Long-term debt:
$300 million term loan	$—	$63,088
$150 million term loan	—	35,912

	—	99,000
Less: current portion	—	—

Long-term debt	$—	$99,000

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

On August 30, 2010, we entered into an amendment to the Restated Credit Agreement, which: (i) amended the required leverage ratio to be no more than 3.75 to 1.00 for the fiscal quarters ending June 30, 2010 through March 31, 2011 and 3.25 to 1.00 for the fiscal quarter ending June 30, 2011 and thereafter; (ii) waived non-compliance with the leverage ratio covenant prior to giving effect to the foregoing amendment with regard to the quarter ending June 30, 2010; and (iii) added Qualified Remedial Expenses (as defined in the first amendment) into the calculation of Consolidated EBITDA in the restated credit agreement. The Qualified Remedial Expenses were primarily related to a fiscal 2010 environmental matter, which has been settled, and for which expenses of $3,272 were included in costs of operations for the year ended June 30, 2010.

We paid and capitalized $3,842 of fees related to the Restated Credit Agreement that were being amortized on a straight-line basis as part of interest expense over the remaining term of the revolving facility. During the three months ended September 30, 2009, we immediately recognized expense for $112 in deferred loan costs associated with the Original Credit Facility, which was related to costs assigned to parties not involved in the amended revolving facility. In addition to the fees to be amortized related to our revolving credit facility, we continued to amortize, over the remaining term of the related debt using the effective-interest method, $13,071 in deferred loan costs related to the Original Credit Facility.

In addition to the revolving facility, the Restated Credit Agreement included a $300,000 term loan due July 1, 2012 and a $150,000 term loan due December 10, 2012, of which we had $99,000 outstanding at June 30, 2011. The Restated Credit Agreement was secured by substantially all of our assets and contained a number of affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens and restricted payments, and a requirement to maintain certain financial ratios. Pursuant to the terms of the Restated Credit Agreement, we could prepay any loans under the agreement in whole or in part without penalty.

The term loans bore interest at a variable rate at our option of either (a) the Alternate Base Rate, defined as the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus a margin ranging from 0.50% to 0.75% or (b) LIBOR plus a margin ranging from 1.50% to 1.75%. The margins were applied based on our leverage ratio, which was computed quarterly. At June 30, 2011, the LIBOR margin was 1.50%. At June 30, 2011, our interest rate for both term loans was 1.69%.

Advances made under the revolving facility bore interest at a variable rate at our election of either (a) the Alternate Base Rate as defined, plus a margin ranging from 2.50% to 3.00% or (b) LIBOR plus a margin ranging from 3.50% to 4.00%. The margins were applied based on our leverage ratio, which was computed quarterly. At June 30, 2011, the LIBOR margin was 3.50%. The borrowing availability under the revolving credit facility was $89,426 as of June 30, 2011 (after giving effect to outstanding standby letters of credit of $25,574). This borrowing availability was subject to, and potentially limited by, our compliance with the covenants of the Restated Credit Agreement, as amended. We were subject to a commitment fee of 0.75% and letter of credit fees between 3.75% and 4.25% based on our leverage ratio.

On August 24, 2011, we entered into a new $200,000 revolving credit facility (the “2011 Credit Facility”) that replaced the Restated Credit Facility. The 2011 Credit Facility matures in August 2015. We paid off outstanding term loans and borrowings on the revolver of the Restated Credit Facility upon entering into the 2011 Credit Facility. The obligations under the 2011 Credit Facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic and first-tier foreign subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, subject to limited exceptions.

Borrowings under the 2011 Credit Facility bear interest at a variable rate at our option of either (a) the Base Rate, defined as the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or LIBOR plus 1.0%, plus a margin ranging from 0.50% to 1.5% or (b) LIBOR plus a margin ranging from 2.00% to 3.00%. The margins are applied based on our leverage ratio, which is computed quarterly. At June 30, 2012, the Base Rate and LIBOR margin was 0.75% and 2.25%, respectively. At June 30, 2012, our Base Rate and adjusted LIBOR rate was 4.0% and 2.5%, respectively.

We are subject to a commitment fee ranging from 0.375% to 0.625% and letter of credit fees between 2.00% and 3.00% based on our leverage ratio. We are also subject to letter of credit fronting fees of 0.125% per annum for amounts available to be withdrawn. Total costs associated with the 2011 Credit Facility were approximately $1,800, including the commitment fee, which are capitalized and being amortized over the term of the debt using the effective interest method. At June 30, 2012 and 2011, accumulated amortization related to all deferred loan costs was $382 and $4,909, respectively.

The 2011 Credit Facility contains a number of other affirmative and restrictive covenants including limitations on dissolutions, sales of assets, investments, and indebtedness and liens. The 2011 Credit Facility also requires us to maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in the 2011 Credit Facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in the 2011 Credit Facility) of at least 1.25 to 1.0. We wrote-off approximately $1,700 of unamortized deferred loan costs as additional interest expense in August 2011 related to the Restated Credit Facility in connection with its termination at such time.

On June 27, 2012, we exercised the accordion feature of the 2011 Credit Facility and entered into a commitment increase agreement with our lenders thereby increasing the lenders’ commitments by $75,000, from $200,000 to $275,000. Total costs associated with the new accordion commitment were approximately $800, which are capitalized and being amortized over the term of the debt using the effective interest method.

Effective May 2010, we entered into an interest rate swap agreement (the “May 2010 Swap”) with a notional amount of $20,000. The May 2010 Swap had an effective date of May 13, 2010 and expired on May 13, 2012. Under the May 2010 Swap, we paid a fixed rate of 1.1375% and received a rate equivalent to the thirty-day LIBOR, adjusted monthly.

Effective June 2010, we entered into an interest rate swap agreement (the “June 2010 Swap”) with a notional amount of $20,000. The June 2010 Swap had an effective date of June 19, 2010 and expired on June 19, 2012. Under the June 2010 Swap, we paid a fixed rate of 1.0525% and received a rate equivalent to the thirty-day LIBOR, adjusted monthly.

Cash paid for interest expense totaled $4,285, $4,232, and $6,223 for the years ended June 30, 2012, 2011, and 2010, respectively. Interest costs capitalized for the year ended June 30, 2012, 2011, and 2010 were $47, $23, and $259, respectively.

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

Effective May 2010, we entered into an interest rate swap agreement (the “May 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The May 2010 Swap expired in May 2012. Under the May 2010 Swap agreement, we paid a fixed rate of 1.1375% and received a rate equivalent to the thirty-day LIBOR, adjusted monthly. The May 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the May 2010 Swap for the fiscal years ended June 30, 2012, 2011, or 2010.

Effective June 2010, we entered into an interest rate swap agreement (the “June 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt interest risk. The June 2010 Swap expired in June 2012. Under the June 2010 Swap agreement, we paid a fixed rate of 1.0525% and received a rate equivalent to the thirty-day LIBOR, adjusted monthly. The June 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the June 2010 Swap for the fiscal years ended June 30, 2012, 2011, or 2010.

The net derivative income (loss) recorded in OCI was reclassified into earnings over the term of the underlying cash flow hedge. The amount that was reclassified into earnings varied depending upon the movement of the underlying interest rates. As interest rates decreased, the charge to earnings increased. Conversely, as interest rates increased, the charge to earnings decreased.

Diesel Fuel Risk

We have a large fleet of vehicles and equipment that primarily uses diesel fuel. As a result, we have market risk for changes in diesel fuel prices. If diesel prices rise, our gross profit and operating income (loss) could be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers.

We periodically enter into diesel fuel swaps to decrease our price volatility. As of June 30, 2012, we had hedged approximately 62.2% of our next 12 months of projected diesel fuel purchases at prices ranging from $3.71 to $4.23 per gallon. We are not currently utilizing hedge accounting for any active diesel fuel derivatives.

Balance Sheet and Statement of Operations Information

The fair value of derivatives at June 30, 2012 and 2011 is summarized in the following table:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2012	Fair Value at June 30, 2011	Fair Value at June 30, 2012	Fair Value at June 30, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other	$—	$—	$—	$291

Total derivatives designated as hedging instruments		$—	$—	$—	$291

Derivatives not designated as hedging instruments:
Diesel fuel swaps (gross) (1)	Prepaid expenses and other	$—	$888	$—	$—
Diesel fuel swaps (gross) (1)	Accrued expenses and other	—	—	1,588	—

Total derivatives not designated as hedging instruments		$—	$888	$1,588	$—

Total derivatives		$—	$888	$1,588	$291

(1)	The fair values of asset and liability derivatives with the same counterparty are netted on the balance sheet.

The effects of derivative instruments, net of tax, on the consolidated statements of operations for the fiscal years ended June 30, 2012 and 2011 are summarized in the following tables:

Derivatives designated as cash flow hedging instruments:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Earnings	Amount of Loss Reclassified from Accumulated OCI into Earnings
For the Year Ended June 30,	2012	2011		2012	2011
Interest rate swaps	$178	$(36)	Interest expense	$(195)	$(206)

Total	$178	$(36)		$(195)	$(206)

Derivatives not designated as cash flow hedging instruments:

	Location of (Loss) Gain Recognized in Earnings	Amount of (Loss) Gain Recognized in Earnings
For the Year Ended June 30,		2012	2011
Diesel fuel swaps	Cost of operations	$(2,476)	$884

Total		$(2,476)	$884

During the years ended June 30, 2012, 2011, and 2010, we had no cash flow hedge ineffectiveness.

For the years ended June 30, 2012, 2011, and 2010, there were no reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Accumulated OCI

For the interest rate swaps, the following table summarizes the net derivative gains or losses, net of taxes, deferred into accumulated OCI and reclassified to income (loss) for the periods indicated below.

	For the Year Ended June 30,
	2012	2011
Net accumulated derivative loss deferred at beginning of period	$(178)	$(142)
Change in fair value	(17)	(242)
Reclassification to net income	195	206

Net accumulated derivative loss deferred at end of period	$—	$(178)

At June 30, 2011, accumulated OCI associated with interest rate swaps qualifying for hedge accounting treatment was ($178), respectively, net of income tax effects. At June 30, 2012, there was no accumulated OCI associated with interest swaps as both swaps expired during the year ended June 30, 2012. At June 30, 2012 and 2011, there was no accumulated OCI associated with diesel fuel swaps as we are not utilizing hedge accounting for any such swaps.

9. Comprehensive Income

The components of comprehensive income were as follows for the periods presented:

	For the Year Ended June 30,
	2012	2011	2010
Net income (loss)	$10,883	$1,401	$(13,459)
Change in fair value of interest rate cash flow hedges, net of income taxes of $114, ($23), and $615, respectively	178	(36)	967

Comprehensive income (loss)	$11,061	$1,365	$(12,492)

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

As of June 30, 2012 and 2011, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge a portion of our diesel fuel costs and our exposure to interest rate fluctuations. These derivative instruments currently consist of swaps only. See Note 8 for further information on our derivative instruments and hedging activities.

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

At June 30, 2012 and June 30, 2011, the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

Description	June 30, 2012	Level 1	Level 2	Level 3
Liability:
Diesel fuel swap agreements	$(1,588)	$—	$(1,588)	$—

Description	June 30, 2011	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$888	$—	$888	$—
Liability:
Interest rate swap agreements	(291)	—	(291)	—

Total	$597	$—	$597	$—

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

11. Income Taxes

Income tax expense consisted of the following:

	Year Ended June 30,
	2012	2011	2010
Current	$8,926	$1,389	$(2,056)
Deferred	(952)	174	(6,506)

Total	$7,974	$1,563	$(8,562)

In assessing the value of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the availability of taxable income in carryback periods, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provides a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value, if applicable. The Company has concluded that no valuation allowance is required for deferred tax assets at June 30, 2012 and June 30, 2011, respectively. Significant components of our deferred tax liabilities and assets are as follows:

	June 30,
	2012	2011
Deferred tax liabilities:
Tax over book depreciation	$(47,739)	$(49,547)
Tax over book amortization	(7,073)	(7,887)
Other	(1,863)	(1,653)

Total deferred tax liabilities	(56,675)	(59,087)

Deferred tax assets:
Deferred compensation	2,159	2,381
Self-insurance accruals	5,505	7,887
Accrued vacation	2,673	2,399
Stock compensation	5,281	—
Other	4,030	8,210

Total deferred tax assets	19,648	20,877

Net deferred tax liabilities	$(37,027)	$(38,210)

The differences between the income tax expense and the amounts computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	Year Ended June 30,
	2012		2011		2010
Computed tax at federal statutory rate	$6,600	35.0%	$1,037	35.0%	$(7,707)	-35.0%
State income taxes, net of federal expense (benefit)	872	4.6%	308	10.4%	(1,028)	-4.7%
Internal Revenue Code Section 199 deduction	(393)	-2.1%	—	0.0%	—	0.0%
Other	895	4.8%	218	7.4%	173	0.8%

Net income tax expense (benefit)	$7,974	42.3%	$1,563	52.8%	$(8,562)	-38.9%

Cash paid for income taxes, net of refunds received, totaled $3,244, $5,414 and $556 for the years ended June 30, 2012, 2011 and 2010, respectively.

We have recorded a liability for unrecognized tax benefits related to tax positions taken on various income tax returns. If recognized, the entire amount of unrecognized benefits would impact our effective tax rate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended June 30,
	2012	2011	2010
Beginning of year	$146	$146	$146
Increases related to tax positions taken in a current year	100	—	—
Reduction for tax positions of prior years	(146)	—	—

End of year	$100	$146	$146

Effective income tax rates of 42.3% , 52.8%, and (38.9)% for the years ended June 30, 2012 , 2011, and 2010, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including state income and gross margin taxes, changes in permanent differences primarily related to acquisition costs from the UCS acquisition and the Internal Revenue Code Section 199 deduction for 2012, Internal Revenue Code Section 162(m) deduction limitations for compensation and meals and entertainment for fiscal 2012 and 2011, and the relative size of our consolidated income (loss) before income taxes.

The Internal Revenue Service has completed its examination of our federal income tax return for the year ended June 30, 2010. The open tax years remaining subject to audit by the Internal Revenue Service are years ending June 30, 2009 and forward. With few exceptions, our state income tax returns are subject to examination for the year ended June 30, 2008 and forward.

We have elected to recognize interest and penalties related to income tax matters in the income tax provision. Interest and penalties were minor for all periods presented, and as of June 30, 2012 and 2011, there were no significant amounts accrued for interest or penalties related to uncertain tax positions.

12. Employee Benefit Plans and Other Postretirement Benefits

We sponsor a defined contribution plan that covers all full-time employees who have completed a minimum of two months of employment. Contributions relating to the defined contribution plan will be made based upon the plan’s provisions. Additional amounts may be contributed at the option of our board of directors. Our contributions were $1,812, $1,898, and $1,872 for the years ended June 30, 2012, 2011, and 2010, respectively.

We also maintain a postretirement plan that provides health benefits and certain other benefits for certain retired officers who retire on or after age 55 with at least 10 years of continuous service. We intend to maintain the insurance for all of the officers during their eligible retirement years. We retain the right to modify or eliminate these benefits. The liability for these benefits totaled $1,901 and $2,090 as of June 30, 2012 and 2011, respectively.

13. Stock-Based Compensation

Overview

In connection with our initial public offering, we adopted the 2005 Omnibus Compensation Plan (the “2005 Plan”) in July 2005. We adopted the 2008 Omnibus Compensation Plan (the “2008 Plan” and, together with the 2005 Plan, the “Omnibus Plans”) in fiscal year 2008 in anticipation of future compensation-related equity awards. The Omnibus Plans authorize our board of directors to grant various types of awards to directors, officers, employees and consultants, including stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, cash incentive awards, deferred share units and other equity-based or equity-related awards. To date all equity awards under the Omnibus Plans have consisted of nonqualified stock options, restricted stock and restricted stock units. In November 2011, we increased the number of shares of common stock that may be issued under the 2008 Plan from 2,500 to 5,000 shares.

Subject to adjustment as provided below, the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2005 Plan is 1,750, of which the maximum number of shares that may be delivered pursuant to incentive stock options granted and restricted stock awards is 500 and 450, respectively. Subject to adjustment as provided below, the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2008 Plan is 5,000, of which the maximum number of shares that may be delivered pursuant to incentive stock options granted and restricted stock awards is 500 and 500, respectively. We have a policy of issuing new shares to satisfy option exercises.

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

We recorded non-cash expense related to our stock-based compensation plans of $3,925, $4,102 and $4,836 for the years ended June 30, 2012, 2011, and 2010, respectively, all of which is included in general and administrative expenses in the consolidated statements of operations. The total income tax benefit associated with non-cash stock compensation expense was $1,533, $1,602, and $1,889 for the years ended June 30, 2012, 2011, and 2010, respectively. As of June 30, 2012, there were 3,063 shares available for future issuance under our stock-based compensation plans.

Stock Options

For purposes of determining compensation expense for stock option awards, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model for options granted during fiscal 2012, 2011 and 2010 were as follows:

	Year Ended June 30,
	2012	2011	2010
Dividend yield	—	—	—
Risk-free interest rate	1.12% - 2.18%	1.26% - 2.54%	2.65% - 2.74%
Expected volatility	0.43	0.41 - 0.44	0.45
Expected life	6.0 - 6.5 years	5.5 - 6.5 years	6.0 - 6.5 years

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

A summary of stock option activity for the year ended June 30, 2012, is presented as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value
Options outstanding, June 30, 2011	3,599	$10.14
Exercised	(797)	$3.97
Forfeited	(11)	$9.82
Granted	529	$9.15

Options outstanding, June 30, 2012	3,320	$11.46	5.7	$591

Options vested and expected to vest, June 30, 2012	3,256	$11.51	5.6	$590

Options exercisable, June 30, 2012	2,360	$12.19	4.4	$577

The weighted-average grant-date fair value of options granted during fiscal 2012, 2011, and 2010 was $3.92, $4.16, and $5.33, respectively. The total intrinsic value of options exercised during fiscal 2012, 2011, and 2010 was $3,263, $206, and $3, respectively. The total fair value of options vested during fiscal 2012, 2011, and 2010 was $2,102, $2,589, and $2,195, respectively.

As of June 30, 2012, there was $2,959 of unrecognized compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 2.2 years.

Cash received from option exercises for the years ended June 30, 2012, 2011, and 2010 was $332, $201, and $16, respectively. The actual tax benefit realized from option exercises totaled $1,276, $81, and $1 for the years ended June 30, 2012, 2011, and 2010, respectively.

Other Stock-Based Compensation

A summary of restricted stock activity for the year ended June 30, 2012 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares, June 30, 2011	454	$10.37
Granted	225	$7.99
Vested	(243)	$10.42

Non-vested shares, June 30, 2012	436	$9.11

The fair value of restricted stock awards is estimated based on the average of our high and low stock price on the date of grant, and, for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for estimated forfeitures. As of June 30, 2012, there was $2,344 of unrecognized compensation expense related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the years ended June 30, 2012, 2011, and 2010 was $2,538, $2,590, and $1,019, respectively.

Employee Stock Purchase Plan

In September 2005, we adopted an Employee Stock Purchase Plan (the “ESPP”) that was approved by stockholders in December 2005. Under the ESPP, shares of our common stock are purchased during offerings commencing on January 1 of each year. The first offering period under the ESPP commenced on January 1, 2006. Shares are purchased at three-month intervals at 95% of the fair market value on the last trading day of each three-month purchase period. Employees may purchase shares having a value not exceeding 20% of their annual compensation, or $25, whichever is less. During the fiscal year ended June 30, 2012, employees purchased 63 shares at an average price of $7.05 per share. During the fiscal year ended June 30, 2011, employees purchased 57 shares at an average price of $8.05 per share. During the fiscal year ended June 30, 2010, employees purchased 53 shares at an average price of $9.41 per share. At June 30, 2012, there were 175 shares of common stock reserved for future issuance under the ESPP.

14. Earnings (Loss) Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Year Ended June 30,
	2012	2011	2010
Basic:
Net income (loss)	$10,883	$1,401	$(13,459)

Weighted average common shares	34,678	33,399	33,132

Basic earnings (loss) per share	$0.31	$0.04	$(0.41)

Diluted:
Net income (loss)	$10,883	$1,401	$(13,459)

Weighted average common shares	34,678	33,399	33,132
Potential common stock arising from stock options and restricted stock	433	597	—

Weighted average common shares – diluted	35,111	33,996	33,132

Diluted earnings (loss) per share	$0.31	$0.04	$(0.41)

All outstanding options and restricted stock awards were excluded from the calculation of diluted earnings per share for the fiscal year ended June 30, 2010 because their effect would have been anti-dilutive. Outstanding options and restricted stock awards equivalent to 2,563 and 2,112 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended June 30, 2012 and 2011, respectively, because their effect would have been anti-dilutive.

15. Leases

We lease various technology hardware; real estate used as engineering offices, satellite offices or storage facilities; various vehicles and equipment; and two airplanes under operating leases with terms ranging from one to ten years. We also rent various vehicles and equipment on short-term, month-to-month lease agreements. Many of these leases have automatic renewal features and we have no material escalation clauses. At June 30, 2012, the future minimum lease payments under the operating leases are as follows:

2013	$9,717
2014	8,964
2015	7,454
2016	6,363
2017	4,653
Thereafter	5,194

$42,345

Rent expense related to operating leases was approximately $11,061, $8,042, and $7,653 for the years ended June 30, 2012, 2011, and 2010, respectively. We do not have any leases that are classified as capital leases for any of the periods presented in these financial statements.

During fiscal 2012, we entered into various sales leaseback agreements with third parties whereby vehicles were sold and are being leased by us over periods ranging between five to seven years. The transactions were recorded as operating leases and are included in the table above. Gains on the sales of the vehicles have been deferred and are being amortized over the term of the lease agreements.

16. Deferred Compensation

In March 2011, we established a new deferred compensation plan for the purpose of providing certain employees with the opportunity to defer certain payments of base salary and annual bonuses, and receive employer contributions, in accordance with the terms and provisions of the plan agreement. Amounts deferred under this plan by an employee will not be taxable to the employee for income tax purposes until the time actually received by the employee. The liability for these benefits totaled $785 as of June 30, 2012. There was no liability for these benefits as of June 30, 2011.

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

Accretion of interest on deferred compensation liabilities was $312, $296, and $282 for the years ended June 30, 2012, 2011, and 2010, respectively, and is included in interest expense on the consolidated statements of operations.

The following table sets forth the approximate amounts of deferred compensation remaining to be paid in each of the five years ended June 30 and thereafter:

2013	$—
2014	—
2015	—
2016	—
2017	—
Thereafter	6,602

Total	6,602
Less amount representing interest	(1,809)

Present value of expected payments	4,793
Less current portion	—

Deferred compensation, net of current portion	$4,793

17. Financial Instruments

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Due to the high-credit quality of our customers, credit risk relating to accounts receivable is limited and credit losses have generally been within management’s estimates. We perform periodic credit evaluations of our customers’ financial condition, but generally do not require collateral. Duke Energy was our only customer that represented greater than 10% of our revenues during that time frame, accounting for 17%, 20%, and 22% of our revenues for fiscal 2012, 2011, and 2010, respectively. The recent merger of Duke Energy and Progress Energy increases our customer concentration to 22%, 26%, and 29% of our fiscal 2012, 2011, and 2010 revenues, respectively. We had accounts receivable from one customer of $12,287 and $10,138 at June 30, 2012 and 2011, respectively, consisting of a different customer each fiscal year.

At June 30, 2012 and 2011, we had cash in excess of federally insured limits on deposit with financial institutions of approximately $1,269 and $3,068, respectively.

Off-Balance Sheet Risk

For June 30, 2012 and 2011, we had letters of credit outstanding totaling $12,820 and $25,574, respectively, as required by our workers’ compensation, general liability and vehicle liability insurance providers and to the surety bond holder.

18. Related Party Transactions and Agreements

Stockholders’ Agreement

We, LGB Pike II LLC, a company affiliated with Lindsay Goldberg, and certain other stockholders, including certain of our executive officers, are parties to a stockholders’ agreement dated April 18, 2002, as amended, which provides such stockholders registration rights for the shares of our common stock they hold. Specifically, each of the stockholders party to the stockholders’ agreement has “piggyback” registration rights where, if we propose to register any of our securities for sale for our own account, other than a registration in connection with an employee benefit or similar plan or an acquisition or an exchange offer, we will be required to provide them the opportunity to participate in such registration. In addition to its piggyback registration rights, LGB Pike II LLC and its affiliates have the right to require us to file registration statements, or “demand registrations,” covering shares of our common stock that they hold. On September 7, 2006, we filed a registration statement registering the resale of 8,000 shares of our common stock held by LGB Pike II LLC, which was declared effective by the SEC on September 20, 2006. The stockholders’ agreement also requires LGB Pike II LLC and its affiliates to vote their shares of our common stock for J. Eric Pike to be a member of our board of directors for so long as he is our Chief Executive Officer and controls at least approximately 1,322 shares of the Company’s common stock.

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

Purchase Obligations

As of June 30, 2012, we had $38,235 in purchase obligations related to materials and subcontractor services for customer contracts, all of which are expected to be completed within 12 months.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2012, we had $130,087 in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Electric Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.

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

Indemnities

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of June 30, 2012, we do not believe that any future indemnity claims against us would have a material adverse effect on our results of operations, financial position or cash flows.

20. Quarterly Data—Unaudited

The following table presents the quarterly operating results for the years ended June 30, 2012 and 2011:

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,
Fiscal 2012:
Revenues	$171,791	$172,031	$162,766	$178,581
Gross profit	23,854	25,415	20,538	21,884
Net income	2,604	4,891	2,024	1,364
Basic income per share	$0.08	$0.14	$0.06	$0.04
Diluted income per share	$0.07	$0.14	$0.06	$0.04

Fiscal 2011:
Revenues	$128,759	$148,563	$153,825	$162,712
Gross profit	11,723	16,638	16,409	23,174
Net (loss) income (1)	(2,290)	1,021	620	2,050
Basic (loss) income per share	$(0.07)	$0.03	$0.02	$0.06
Diluted (loss) income per share	$(0.07)	$0.03	$0.02	$0.06

(1)	In the first quarter of fiscal 2011, we recorded an approximately $2,000 reduction of costs and estimated earnings in excess of billings (see Note 2).

Earnings per share amounts for each quarter are required to be computed independently. As a result their sum may not equal the total year basic and diluted earnings per share.

21. Subsequent Event

On July 2, 2012, we completed the acquisition of UC Synergetic (“UCS”), a privately-held company located in Charlotte, North Carolina, for $69,334, net of cash acquired of $666, subject to a working capital adjustment. The funding for the acquisition consisted of cash borrowed from our recently exercised $75,000 accordion loan feature of our existing revolving credit facility. UCS provides engineering and consulting services focusing on (i) energy distribution, transmission and substation infrastructure, including storm response, and (ii) wireline and wireless communications. This acquisition will help extend our footprint in the Northeast and Midwest and results in our being one of the largest utility infrastructure engineering and design firms in the United States.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in accountants or disagreements with accountants on accounting principles and financial disclosures required to be disclosed in this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For information with respect to our executive officers, see the “Executive Officers” section of the Proxy Statement for the 2012 Annual Meeting of Stockholders scheduled to be held on November 1, 2012 (the “2012 Proxy Statement”), which is incorporated herein by reference. For information with respect to our directors, see the “Proposal 1 – Election of Directors” section of the 2012 Proxy Statement, which is incorporated herein by reference. For information with respect to Section 16 reports, see the “Section 16(a) Beneficial Ownership Reporting Compliance” section of the 2012 Proxy Statement, which is incorporated herein by reference. For information with respect to the Audit Committee of the board of directors, see the “Corporate Governance – Board Committees” section of the 2012 Proxy Statement, which is incorporated herein by reference.

We have adopted a written code of conduct, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act (the “Code of Ethics”). The Code of Ethics applies to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer and any other person performing similar functions. The Code of Ethics is available on our website at www.pike.com. We intend to disclose any substantive amendments to, or waivers from, our Code of Ethics on our website or in a report on Form 8-K. We have filed as exhibits to this Form 10-K the officer certifications required by Section 302 of the Sarbanes-Oxley Act, and we submitted the required annual CEO certification to the NYSE in fiscal 2012 without any qualifications.

There have been no material changes to the procedures through which stockholders may recommend nominees to our board of directors since September 23, 2011, which is the date of our last proxy statement.

ITEM 11.	EXECUTIVE COMPENSATION

For information with respect to executive and director compensation, see the “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” sections of the 2012 Proxy Statement, which are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For information with respect to security ownership of certain beneficial owners and management, see the “Principal Stockholders” section of the 2012 Proxy Statement, which is incorporated herein by reference. For information with respect to securities authorized for issuance under equity compensation plans, see the “Equity Compensation Plans” section of the 2012 Proxy Statement, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information with respect to certain relationships and related transactions, see the “Corporate Governance – Policy for Review of Related Person Transactions” and “Corporate Governance – Related Person Transactions” sections of the 2012 Proxy Statement, which are incorporated herein by reference. For certain information with respect to director independence, see the disclosures in the “Corporate Governance – Director Independence” section of the 2012 Proxy Statement, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information with respect to principal accountant fees and services, see the “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” section of the 2012 Proxy Statement, which is incorporated herein by reference.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	Financial Information

(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedule: See “Schedule II – Valuation and Qualifying Accounts” of this Form 10-K.

(3)	Exhibits

See (b) below.

b)	Exhibits

See Exhibit Index beginning on page 83.

c)	Financial Statement Schedules

See a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE ELECTRIC CORPORATION
(Registrant)

Date: September 5, 2012	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Eric Pike J. Eric Pike	Chairman, Chief Executive Officer and President (Principal Executive Officer)	September 5, 2012

/s/ Anthony K. Slater Anthony K. Slater	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 5, 2012

/s/ Jeffrey S. Calhoun Jeffrey S. Calhoun	Chief Accounting Officer (Principal Accounting Officer)	September 5, 2012

/s/ Charles E. Bayless Charles E. Bayless	Director	September 5, 2012

/s/ James R. Helvey III James R. Helvey III	Director	September 5, 2012

/s/ Robert D. Lindsay Robert D. Lindsay	Director	September 5, 2012

/s/ Peter Pace Peter Pace	Director	September 5, 2012

/s/ Daniel J. Sullivan III Daniel J. Sullivan III	Director	September 5, 2012

/s/ J. Russell Triedman J. Russell Triedman	Director	September 5, 2012

SCHEDULE II

PIKE ELECTRIC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 30, 2012, 2011, AND 2010

Description	Balance at Beginning of Period	Charged to Revenue or Expense	Deductions		Balance at End of Period
	(in thousands)
Year ended June 30, 2012:
Allowance for doubtful accounts (1)	$537	$653	$(327	)(2)	$863
Insurance claim reserve	20,710	30,815	(34,338	)(3)	17,187

Year ended June 30, 2011:
Allowance for doubtful accounts (1)	$813	$110	$(386	)(2)	$537
Insurance claim reserve	31,264	30,521	(41,075	)(3)	20,710

Year ended June 30, 2010:
Allowance for doubtful accounts (1)	$896	$819	$(902	)(2)	$813
Insurance claim reserve	35,939	38,096	(42,771	)(3)	31,264

(1)	Allowance for doubtful accounts includes reserves for accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.
(2)	Represents uncollectible accounts written off, net of recoveries.
(3)	Represents claim payments for self-insured claims.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1	Stock Purchase Agreement, dated June 22, 2012, by and among Pike Enterprises, Inc., Synergetic Design Holdings, Inc., UC Synergetic, Inc., and the shareholders party thereto (Incorporated by reference to Exhibit 2.1 on our Form 8-K filed July 2, 2012)

3.1	Certificate of Incorporation of Pike Electric Corporation (Incorporated by reference to Exhibit 3.1 on our Registration Statement on Form S-1/A filed July 12, 2005)

3.2	Amended and Restated Bylaws of Pike Electric Corporation, as of September 1, 2011 (Incorporated by reference to Exhibit 3.2 on our Annual Report on Form 10-K filed September 6, 2011)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 on our Registration Statement on Form S-1/A filed July 22, 2005)

4.2	Senior Indenture (Incorporated by reference to Exhibit 4.6 on our Registration Statement on Form S-3 filed July 16, 2009)

4.3	Subordinated Indenture (Incorporated by reference to Exhibit 4.7 on our Registration Statement on Form S-3 filed July 16, 2009)

10.1	Credit Agreement, dated August 24, 2011, among Pike Electric Corporation, its subsidiaries party thereto, Regions Bank, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed August 30, 2011)

10.2	Security Agreement, dated August 24, 2011, among Pike Electric Corporation, the grantors party thereto, and Regions Bank, as collateral agent (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed August 30, 2011)

10.3	Pledge Agreement, dated August 24, 2011, among Pike Electric Corporation, the pledgors party thereto, and Regions Bank, as collateral agent (Incorporated by reference to Exhibit 10.3 on our Form 8-K filed August 30, 2011)

10.4	Commitment Increase Agreement, dated June 27, 2012, among Pike Electric Corporation, its subsidiaries party thereto, and Regions Bank, as lender under the Credit Agreement and as administrative agent (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed June 27, 2012)

10.5	Stockholders Agreement, dated April 18, 2002, among Pike Holdings, Inc., LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.6 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.6	Addendum, dated June 13, 2005, to the Stockholders Agreement, dated April 18, 2002, among Pike Holdings, Inc., LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.13 on our Registration Statement on Form S-1/A filed July 12, 2005)

10.7	Amendment, dated July 21, 2005, to the Stockholders Agreement, dated April 18, 2002, among Pike Electric Corporation as successor to Pike Holdings, Inc., LGB Pike II LLC as successor to LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.16 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.8*	Employee Stock Purchase Plan (Incorporated by reference to Appendix A of our Proxy Statement on Schedule 14A filed October 28, 2005)

10.9*	2002 Stock Option Plan A (Incorporated by reference to Exhibit 10.2 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.10*	2002 Stock Option Plan B (Incorporated by reference to Exhibit 10.3 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.11*	2005 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.15 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.12*	2008 Omnibus Incentive Compensation Plan, as Amended and Restated Effective November 3, 2011 (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed November 4, 2011)

10.13*	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.11 on our Form 10-K filed September 1, 2009)

10.14*	Form of Restricted Share Award Agreement (Incorporated by reference to Exhibit 10.12 on our Form 10-K filed September 1, 2009)

10.15*	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.13 on our Form 10-K filed September 1, 2009)

10.16*	Form of Director Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 on our Form 10-Q filed November 9, 2011)

10.17*	Management Incentive Plan (Incorporated by reference to Exhibit 10.15 on our Form 10-K filed September 1, 2009)

10.18*	Compensation Deferral Plan (Incorporated by reference to Exhibit 10.1 on our Form S-8 filed February 25, 2011)

10.19*	Director Compensation Policy (Incorporated by reference to Exhibit 10.2 on our Form 10-Q filed November 9, 2011)

10.20*	Amended and Restated Employment Agreement between Pike Electric Corporation and J. Eric Pike, dated as of September 24, 2008 (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed September 29, 2008)

10.21*	Amendment, dated May 1, 2009, to Amended and Restated Employment Agreement, dated as of September 24, 2008, by and between Pike Electric Corporation and J. Eric Pike (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed May 5, 2009)

10.22*	Form of Employment Agreement between Pike Electric Corporation and its executive officers (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed June 12, 2009)

10.23*	Form of Indemnification Agreement between Pike Electric Corporation and its directors (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed May 5, 2009)

10.24*	Separation and Consulting Agreement, dated February 28, 2012, by and between Pike Electric Corporation and James R. Fox (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed March 1, 2012)

21.1	List of subsidiaries of Pike Electric Corporation (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Financial statements from the Annual Report on Form 10-K of Pike Electric Corporation for the year ended June 30, 2012, filed on September 5, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements

*	Indicates a management contract or compensatory plan or arrangement.