Form 10-Q
period 2012-09-30
Pike Electric CORP
filed 2012-11-06
CIK 1317577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2012, there were 35,113,654 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2012	June 30, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,309	$1,601
Accounts receivable, net	129,078	91,059
Costs and estimated earnings in excess of billings on uncompleted contracts	80,270	66,414
Inventories	13,554	15,348
Prepaid expenses and other	7,006	9,001
Deferred income taxes	7,868	9,722

Total current assets	239,085	193,145
Property and equipment, net	175,475	174,655
Goodwill	153,657	122,932
Other intangibles, net	81,366	43,617
Deferred loan costs, net	2,123	2,175
Other assets	2,195	1,624

Total assets	$653,901	$538,148

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,224	$26,206
Accrued compensation	27,401	28,703
Billings in excess of costs and estimated earnings on uncompleted contracts	4,364	5,318
Accrued expenses and other	14,861	7,551
Current portion of insurance and claim accruals	10,611	11,525

Total current liabilities	88,461	79,303
Revolving credit facility	207,500	123,000
Insurance and claim accruals, net of current portion	4,233	3,956
Deferred compensation	5,946	5,578
Deferred income taxes	58,085	46,749
Other liabilities	2,846	2,637
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 35,114 and 35,052 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	6,428	6,428
Additional paid-in capital	173,762	173,060
Accumulated other comprehensive loss, net of taxes	(79)	—
Retained earnings	106,719	97,437

Total stockholders’ equity	286,830	276,925

Total liabilities and stockholders’ equity	$653,901	$538,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2012	2011
Revenues	$244,613	$171,791
Cost of operations	207,691	147,937

Gross profit	36,922	23,854
General and administrative expenses	19,468	16,017
(Gain) loss on sale of property and equipment	(130)	158

Income from operations	17,584	7,679
Other expense (income):
Interest expense	2,123	3,493
Other, net	(21)	(3)

Total other expense	2,102	3,490

Income before income taxes	15,482	4,189
Income tax expense	6,200	1,585

Net income	$9,282	$2,604

Earnings per share:
Basic	$0.26	$0.08

Diluted	$0.26	$0.07

Shares used in computing earnings per share:
Basic	35,048	34,178

Diluted	35,355	34,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2012	2011
Net income	$9,282	$2,604
Other comprehensive income:
Change in fair value of interest rate cash flow hedges, net of income taxes of $(51) and $36, respectively	(79)	56

Total other comprehensive income	(79)	56

Comprehensive income	$9,203	$2,660

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$9,282	$2,604
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,385	9,702
Non-cash interest expense	249	2,127
Deferred income taxes	(126)	(1,956)
(Gain) loss on sale of property and equipment	(130)	158
Equity compensation expense	914	1,134
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(38,599)	(27,250)
Inventories, prepaid expenses and other	3,758	4,857
Insurance and claim accruals	(637)	2,542
Accounts payable and other	7,436	642

Net cash used in operating activities	(7,468)	(5,440)

Cash flows from investing activities:
Purchases of property and equipment	(8,107)	(7,611)
Business acquisition, net	(69,654)	(16,435)
Net proceeds from sale of property and equipment	759	211

Net cash used in investing activities	(77,002)	(23,835)

Cash flows from financing activities:
Principal payments on long-term debt	—	(99,000)
Borrowings under prior revolving credit facility	—	37,700
Repayments under prior revolving credit facility	—	(37,700)
Borrowings under existing revolving credit facility	111,000	132,520
Repayments under existing revolving credit facility	(26,500)	—
Stock option and employee stock purchase activity, net	(185)	(89)
Deferred loan costs	(137)	(1,733)

Net cash provided by financing activities	84,178	31,698

Net (decrease) increase in cash and cash equivalents	(292)	2,423
Cash and cash equivalents beginning of year	1,601	311

Cash and cash equivalents end of period	$1,309	$2,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2012 and 2011

(In thousands, except per share amounts)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Pike Electric Corporation and its wholly-owned subsidiaries (“Pike,” “we,” “us,” and “our”) are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The condensed consolidated balance sheet at June 30, 2012 has been derived from our audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Certain amounts reported previously have been reclassified to conform to the current year presentation. These financial statements should be read in conjunction with our financial statements and related notes included in our report on Form 10-K for the year ended June 30, 2012.

2. Business

We are one of the largest providers of energy solutions for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from our roots as a specialty non-unionized contractor for electric utilities focused on the distribution sector in the southeastern United States to a national, leading turnkey energy solutions provider with diverse capabilities servicing over 300 investor-owned, municipal and co-operative electric utilities. Our comprehensive suite of energy solutions now includes facilities planning and siting, permitting, engineering, design, installation, maintenance and repair of power and telecommunication delivery systems, including renewable energy projects and storm-related services. As a result of the acquisition of Synergetic Design Holdings, Inc. and its subsidiary UC Synergetic, Inc. (together “UCS”) expanding the size and scope of our engineering business, we decided in the first quarter of fiscal 2013 to change our reportable segments. As a result of these changes, we operate our business as two reportable segments: Construction and All Other Operations. See Note 13 for further information on our segments.

We currently are pursuing international opportunities, both individually and through strategic partnerships. We believe that our reputation and experience combined with our broad range of services allows us to opportunistically bid on attractive international projects. For example, in August 2010, we won our first international engineering, procurement, and construction (“EPC”) contract of approximately $18,000 to construct 500 miles of distribution line in Tanzania. Planning and siting for this project have been completed, engineering design work and construction work is under way. We believe this project will be completed on or about December 31, 2012. This project is supported by United States government commitments and guarantees. We believe that there will be other large and financially attractive projects to pursue in international markets over the next few years as developing regions, including Africa, install or develop their electric infrastructure.

We monitor revenue by two categories of services: core and storm-related. We use this breakdown because core services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, and storm-related revenues represent additional revenue opportunities that depend on severe weather conditions.

The table below sets forth our revenues by category of service for the periods indicated:

	Three Months Ended September 30,
	2012		2011
Core services	$194,417	79.5%	$136,999	79.7%
Storm-related services	50,196	20.5%	34,792	20.3%

Total	$244,613	100.0%	$171,791	100.0%

3. Acquisitions

UC Synergetic

On July 2, 2012, we completed the acquisition of UCS, a privately-held company headquartered in Charlotte, North Carolina, for $69,654, net of cash acquired of $666. The funding for the acquisition consisted of cash borrowed from our recently exercised $75,000 accordion loan feature of our existing revolving credit facility that was finalized on June 27, 2012. UCS provides engineering and consulting services focusing on (i) energy distribution, transmission and substation infrastructure, including storm assessment and inspection, and (ii) wireline and wireless communications. This acquisition will help extend our footprint in the northeast and midwest and results in our being one of the largest utility infrastructure engineering and design firms in the United States.

The purchase price of $69,654 has been preliminarily allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values as summarized in the following table:

Current assets	$13,838
Property and equipment	1,760
Intangible assets	39,800
Goodwill	30,725
Other	100

Total assets acquired	86,223
Current liabilities	(3,009)
Deferred income taxes	(13,560)

Total liabilities assumed	(16,569)

Net assets	$69,654

Intangible assets, consisting of customer relationships, trademarks, and non-compete agreements are being amortized over their estimated useful lives ranging from 3 to 12 years. The allocation of the purchase price, which primarily used a discounted cash flow approach with respect to identified intangible assets, was based upon Level 3 fair value inputs and a discount rate consistent with the inherent risk of each of the acquired assets. The allocation of the purchase price remains preliminary as management continues to assess the valuation and estimated useful lives of the intangible assets and income taxes. The goodwill recognized is attributable primarily to expected synergies and $5,357 is amortizable for tax purposes.

The financial results of the operations of UCS have been included in our condensed statements of income since the date of the acquisition, July 2, 2012, and include revenue of $19,205 and net income of $1,199 for the three months ended September 30, 2012. The following unaudited pro forma condensed statement of income data gives effect to the acquisition of UCS as if it had occurred on July 1, 2011. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented.

	Three Months Ended
	September 30,
	2012	2011
Revenues	$244,613	$191,558

Net income	$9,282	$3,578

Basic earnings per common share	$0.26	$0.10

Diluted earnings per common share	$0.26	$0.10

Pine Valley

On August 1, 2011, we acquired Pine Valley Power, Inc. (“Pine Valley”), a privately-held company located in Bluffdale, Utah, for $25,068, net of cash acquired of $465, including a working capital adjustment finalized in November 2011 decreasing the initial purchase price by $371. The funding for the purchase consisted of cash from operations and cash borrowed under our revolving credit facility totaling $7,271 and $10,000, respectively, and the issuance of 982,669 shares of the Company’s stock having an estimated fair value of $8,262 at the acquisition date. Pine Valley provides construction and maintenance services to the transmission and distribution, renewable energy, industrial water and mining industries.

We completed our analysis of the valuation of the acquired assets and liabilities assumed of Pine Valley during the quarter ended December 31, 2011. The purchase price of $25,068 has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values as summarized in the following table:

Current assets	$3,278
Property and equipment	1,251
Intangible assets	10,072
Goodwill	12,039

Total assets acquired	26,640
Current liabilities	(1,572)

Total liabilities assumed	(1,572)

Net assets	$25,068

The intangible assets recognized are attributable to customer relationships totaling $8,005, non-compete agreements with the seller totaling $1,829, and a trademark totaling $238 and are being amortized over fifteen, five and five years, respectively. The goodwill recognized is attributable primarily to expected synergies and is amortizable for tax purposes.

The financial results of the operations of Pine Valley have been included in our condensed consolidated statements of income since the date of the acquisition and represent revenue and net income of $3,775 and $86 for the three months ended September 30, 2011, respectively. The following unaudited pro forma statement of income data gives effect to the acquisition of Pine Valley as if it had occurred on July 1, 2011. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

Three Months Ended
September 30, 2011
Revenues	$173,602

Net income	$2,673

Basic earnings per common share	$0.08

Diluted earnings per common share	$0.08

4. Assets Held For Sale

Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market. Assets held for sale totaled $311 and $119 at September 30, 2012 and June 30, 2012, respectively, and are included in prepaid expenses and other in the condensed consolidated balance sheets. All of the assets held for sale at September 30, 2012 are expected to be sold in the next 12 months.

5. Derivative Instruments and Hedging Activities

All derivative instruments are recorded on the condensed consolidated balance sheets at their respective fair values. Changes in fair value are recognized either in income (loss) or other comprehensive income (loss) (“OCI”), depending on whether the transaction qualifies for hedge accounting and, if so, the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure. The effective portions recorded in OCI are recognized in the condensed consolidated statements of income when the hedged item affects earnings.

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

Effective September 2012, we entered into two interest rate swap agreements (the “September 2012 Swaps”), each with notional amounts of $25,000 each, to help manage a portion of our interest risk related to our floating-rate debt. Under the September 2012 Swaps, we pay fixed rates of 0.40% and 0.42% and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The September 2012 Swaps qualified for hedge accounting and are designated as cash flow hedges. There was no hedge ineffectiveness for the September 2012 Swaps for the three months ended September 30, 2012. These swaps will expire in February and March 2015, respectively.

Effective May 2010, we entered into an interest rate swap agreement (the “May 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt. The May 2010 Swap expired in May 2012. Under the May 2010 Swap, we paid a fixed rate of 1.1375% and received a rate equivalent to the 30-day LIBOR, adjusted monthly. The May 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the May 2010 Swap for the three months ended September 30, 2011.

Effective June 2010, we entered into an interest rate swap agreement (the “June 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt. The June 2010 Swap expired in June 2012. Under the June 2010 Swap, we paid a fixed rate of 1.0525% and received a rate equivalent to the 30-day LIBOR, adjusted monthly. The June 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the June 2010 Swap for the three months ended September 30, 2011.

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

We periodically enter into diesel fuel swaps to manage our exposure to diesel price volatility. As of September 30, 2012, we had hedged approximately 49% of our next 12 months of projected diesel fuel purchases at prices ranging from $3.71 to $4.23 per gallon at a weighted-average price of $3.98 per gallon. We are not currently utilizing hedge accounting for any active diesel fuel derivatives and as such changes in the fair value of the diesel fuel swaps are recognized in the condensed consolidated statements of income.

Balance Sheet and Statement of Income Information

The fair value of derivatives at September 30, 2012 and June 30, 2012 is summarized below:

		Asset Derivatives		Liability Derivatives
		Fair Value	Fair Value	Fair Value	Fair Value
		at Sept. 30,	at June 30,	at Sept. 30,	at June 30,
	Balance Sheet Location	2012	2012	2012	2012
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other	$—	$—	$130	$—

Total derivatives designated as hedging instruments		$—	$—	$130	$—

Derivatives not designated as hedging instruments:
Diesel fuel swaps (gross) (1)	Prepaid expenses and other	$269	$—	$—	$—
Diesel fuel swaps (gross) (1)	Accrued expenses and other	—	—	133	1,588

Total derivatives not designated as hedging instruments		$269	$—	$133	$1,588

Total derivatives		$269	$—	$263	$1,588

(1)	The fair values of asset and liability derivatives with the same counterparty are netted on the balance sheet.

The effects of derivative instruments on the condensed consolidated statements of income for the three months ended September 30, 2012 and 2011 are summarized in the following tables:

Derivatives designated as cash flow hedging instruments:

				Amount of Loss
	Amount of Gain (Loss)		Location of Loss	Reclassified from
	Recognized in OCI		Reclassified from	Accumulated OCI into
For the Three Months Ended	(Effective Portion)		Accumulated OCI into	Earnings
September 30,	2012	2011	Earnings	2012	2011
Interest rate swaps (1)	$(79)	$56	Interest expense (1)	$(2)	$(56)

Totals	$(79)	$56		$(2)	$(56)

(1)	Net of income tax.

Derivatives not designated as cash flow hedging instruments:

	Location of Gain	Amount of Gain (Loss)
For the Three Months Ended	(Loss) Recognized	Recognized in Earnings
September 30,	in Earnings	2012	2011
Diesel fuel swaps	Cost of operations	$1,724	$(1,475)

Total		$1,724	$(1,475)

Accumulated OCI

For the interest rate swaps, the following table summarizes the net derivative losses, net of taxes, recorded into accumulated OCI and reclassified to income for the periods indicated below.

	For the Three Months Ended
	September 30,
	2012	2011
Net accumulated derivative loss deferred at beginning of period	$—	$(178)
Changes in fair value	(81)	—
Reclassification to net income	2	56

Net accumulated derivative loss deferred at end of period	$(79)	$(122)

The estimated net amount of the existing losses in OCI at September 30, 2012 expected to be reclassified into net income over the next 12 months is approximately $32. This amount was computed using the fair value of the cash flow hedges at September 30, 2012 and will differ from actual reclassifications from OCI to net income during the next 12 months.

6. Debt

On August 24, 2011, we entered into a new $200,000 revolving credit facility that replaced our prior credit facility. Our revolving credit facility matures in August 2015. We repaid outstanding term loans and borrowings on the revolver of our prior credit facility upon entering into our existing revolving credit facility. The obligations under our revolving credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic and first-tier foreign subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, subject to limited exceptions. We wrote-off approximately $1,700 of unamortized deferred loan costs as additional interest expense related to the prior credit facility in August 2011 in connection with its termination at such time. Total costs associated with entering into our existing revolving credit facility were approximately $1,800, including the commitment fee, which are capitalized and being amortized over the term of the debt using the effective interest method.

Borrowings under our revolving credit facility bear interest at a variable rate at our option of either (i) the Base Rate, defined as the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or LIBOR plus 1.0%, plus a margin ranging from 0.50% to 1.5% or (ii) LIBOR plus a margin ranging from 2.00% to 3.00%. The margins are applied based on our leverage ratio, which is computed quarterly. We are subject to a commitment fee ranging from 0.375% to 0.625% and letter of credit fees between 2.00% and 3.00% based on our leverage ratio. We are also subject to letter of credit fronting fees of 0.125% per annum for amounts available to be withdrawn.

Our revolving credit facility contains a number of other affirmative and restrictive covenants, including, limitations on dissolutions, sales of assets, investments, and indebtedness and liens. Our revolving credit facility also includes a requirement that we maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our revolving credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in our revolving credit facility) of at least 1.25 to 1.0.

On June 27, 2012, we exercised the accordion feature of our revolving credit facility and entered into a commitment increase agreement with our lenders thereby increasing the lenders’ commitments by $75,000, from $200,000 to $275,000. Total costs associated with the new accordion commitment were approximately $800, which are capitalized and being amortized over the term of the debt using the effective interest method.

As of September 30, 2012, we had $207,500 in borrowings and our availability under our revolving credit facility was $60,500 (after giving effect to $7,000 of outstanding standby letters of credit).

7. Fair Value of Financial Instruments

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

As of September 30, 2012, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge a portion of our diesel fuel costs and our exposure to interest rate fluctuations. These derivative instruments currently consist of swaps only. See Note 5 for further information on our derivative instruments and hedging activities.

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

At September 30, 2012 and June 30, 2012, the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

	September 30,
Description	2012	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$269	$—	$269	$—
Liability:
Diesel fuel swap agreements	(133)	—	(133)	—

Interest rate swap agreements	(130)	—	(130)	—

Total	$6	$—	$6	$—

Description	June 30, 2012	Level 1	Level 2	Level 3
Liability:
Diesel fuel swap agreements	$(1,588)	$—	$(1,588)	$—

Total	$(1,588)	$—	$(1,588)	$—

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The carrying value of our debt approximates fair value based on the market-determined, variable interest rates.

Assets that are measured at fair value on a nonrecurring basis include assets held for sale. Assets held for sale are valued using Level 2 inputs, primarily observed prices for similar assets in the used equipment market.

8. Stock-Based Compensation

Compensation expense related to stock-based compensation plans was $914 and $1,134 for the three months ended September 30, 2012 and 2011, respectively. The income tax benefit recognized for stock-based compensation arrangements was $357 and $443 for the three months ended September 30, 2012 and 2011, respectively. There were no stock option exercises related to stock-based compensation plans for the three months ended September 30, 2012 and 2011.

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

In assessing the value of deferred tax assets, we consider whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, we provide a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value, if applicable. We have concluded that no valuation allowance is required for deferred tax assets at September 30, 2012 and June 30, 2012, respectively.

Effective income tax rates of 40.0% and 37.8% for the three months ended September 30, 2012 and 2011, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including changes in permanent differences primarily related to acquisition costs from the UCS acquisition, Internal Revenue Code Section 199 deduction, and Internal Revenue Code Section 162(m) deduction limitations for compensation for 2012, and meals and entertainment, state income and gross margin taxes and the relative size of our consolidated income before income taxes.

10. Earnings Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2012	2011
Basic:
Net income	$9,282	$2,604

Weighted average common shares	35,048	34,178

Basic earnings per share	$0.26	$0.08

Diluted:
Net income	$9,282	$2,604

Weighted average common shares	35,048	34,178
Potential common stock arising from stock options and restricted stock	307	629

Weighted average common shares - diluted	35,355	34,807

Diluted earnings per share	$0.26	$0.07

Outstanding options and restricted stock awards equivalent to 2,741 and 2,440 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2012 and 2011, respectively, because their effect would have been anti-dilutive.

11. Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment was effective retrospectively for our interim period ending September 30, 2012. The adoption of this guidance only affected presentation and did not have an impact on our financial condition, results of operations or cash flows.

Accounting for Goodwill and Intangible Assets

In September 2011, the FASB issued guidance related to testing goodwill for impairment which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, a more detailed two-step goodwill impairment test will need to be performed which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The amendment will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The amendment was effective for our interim period ending September 30, 2012. We will adopt this guidance in performing our annual goodwill impairment test as of the first day of the fourth quarter this fiscal year. The adoption of this amendment is not expected to have a material impact on our financial statements.

Disclosures for Fair Value Measurements

In May 2011, the FASB amended its guidance to converge fair value measurement and disclosure guidance about fair value measurement under U.S. GAAP with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. The amendment changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendment to result in a change in the application of the requirements in the current authoritative guidance. The amendment was effective prospectively for our interim period ending September 30, 2012. The adoption of the amendment did not have a material impact on our financial position, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued an accounting standards update regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The guidance is effective for our fiscal year beginning July 1, 2013 and is to be applied retrospectively. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of September 30, 2012, we had $120,106 in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Electric Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.

Collective Bargaining Agreements

Several of our subsidiaries are party to collective bargaining agreements with unions representing craftworkers performing field construction operations. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements. The agreements require those subsidiaries to pay specified wages, provide certain benefits to their respective union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. A subsidiary’s multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on its union employee payrolls, which cannot be determined for future periods because the location and number of union employees that any such subsidiary employs at any given time and the plans in which it may participate vary depending on the projects it has ongoing at any time and the need for union resources in connection with those projects. If any of these subsidiaries withdrew from, or otherwise terminated its participation in, one or more multi-employer pension plans or if the plans were to otherwise become underfunded, such subsidiary could be assessed liabilities for additional contributions related to the underfunding of these plans. We are not aware of any amounts of withdrawal liability that have been incurred as a result of a withdrawal by any of our subsidiaries from any multi-employer defined benefit pension plans.

Indemnities

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of September 30, 2012, we do not believe that any future indemnity claims against us would have a material adverse effect on our results of operations, financial position or cash flows.

13. Business Segment Information

As a result of the acquisition of UCS expanding the size and scope of our engineering business, we decided in the first quarter of fiscal 2013 to change our reportable segments. Prior year segment amounts have been revised to conform to the current-year presentation. Our operations are now managed in four business units, which are shown as two reportable segments for financial reporting purposes: Construction and All Other Operations. These segments are organized principally by service category. Each segment has its own management that is responsible for the operations of the segment’s businesses.

The types of services from which each reportable segment derives its revenues are as follows:

•

Construction includes installation, maintenance and repair of power delivery systems, including storm restoration services. The Construction segment accounted for 83% and 91% of consolidated revenue for the three months ended September 30, 2012 and 2011, respectively.

•

All Other Operations consists of three business units that perform siting, permitting, engineering and design of power and telecommunications delivery systems, including storm assessment and inspection services. The business units reflected in the All Other Operations business segment individually do not meet the thresholds to be reported as separate reportable segments.

We evaluate the operating performance of our segments based upon segment income from operations. The Eliminations and Other column below represents intercompany revenue between the Construction and All Other Operations reportable segments and certain corporate general and administrative costs not allocated to the segments. We review total assets at the consolidated level and, accordingly, those amounts have not been disclosed for each reportable segment. The accounting policies of the segments are consistent with those described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2012.

	Three Months Ended
	September 30, 2012
		All Other	Eliminations and
	Construction	Operations	Other	Total
Revenues	$203,451	$52,226	$(11,064)	$244,613
Income (loss) from operations	$16,580	$2,074	$(1,070)	$17,584
Depreciation and amortization	$9,071	$1,314	$—	$10,385
Purchases of property and equipment	$7,759	$348	$—	$8,107

	Three Months Ended
	September 30, 2011
	Construction	All Other Operations	Eliminations and Other	Total
Revenues	$156,009	$15,782	$—	$171,791
Income (loss) from operations	$8,589	$(600)	$(310)	$7,679
Depreciation and amortization	$9,278	$424	$—	$9,702
Purchases of property and equipment	$7,611	$—	$—	$7,611

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Uncertainty of Forward-Looking Statements and Information” below in this Item 2 and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Overview

We are one of the largest providers of energy solutions for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from our roots as a specialty non-unionized contractor for electric utilities focused on the distribution sector in the southeastern United States to a national, leading turnkey energy solutions provider with diverse capabilities servicing over 300 investor-owned, municipal and co-operative electric utilities, including American Electric Power Company, Inc., Dominion Resources, Inc., Duke Energy Corporation, Duquesne Light Company, Florida Power & Light Company, PacifiCorp, South Carolina Electric & Gas Company (“SCE&G”), and The Southern Company. Leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utilities customers, we believe that our experienced management team has positioned us to benefit from the substantial long-term growth drivers in our industry.

Over the past four years, we have reshaped our business platform and service territory significantly from being a distribution construction company based primarily in the southeastern United States to a national energy and telecommunications solutions provider. We have done this organically and through strategic acquisitions of companies with complementary service offerings and geographic footprints. Our acquisition of Shaw Energy Delivery Services, Inc. on September 1, 2008 expanded our operations into engineering, design, procurement and construction management services, including in the renewable energy arena, and significantly enhanced our substation and transmission construction capabilities. This acquisition also extended our geographic presence across the continental United States. Our acquisition of Facilities Planning & Siting, PLLC on June 30, 2009 enabled us to provide siting and planning services to our customers, which positions us to be involved at the conceptual stage of our customers’ projects. On June 30, 2010, we acquired Klondyke Construction LLC (“Klondyke”), based in Phoenix, Arizona, which complemented our existing engineering and design capabilities with construction services related to substation, transmission, and renewable energy infrastructure. Our August 1, 2011 acquisition of Pine Valley Power, Inc. (“Pine Valley”), located near Salt Lake City, Utah, further strengthened our substation, transmission, distribution, and geothermal construction service capabilities in the western United States. We believe that our acquisitions of Klondyke and Pine Valley will allow us to continue to expand our engineering, procurement and construction (“EPC”) services in the western United States and better compete in markets with unionized workforces. With our July 2, 2012 acquisition of Synergetic Design Holdings, Inc. and its subsidiary, UC Synergetic, Inc. (together “UCS”) headquartered in Charlotte, North Carolina, we now provide engineering and design services primarily for distribution powerline projects including storm assessment and inspection services as well as engineering and design services for transmission and substation infrastructure and for the communications industry. UCS’s engineering capabilities complement our existing portfolio of companies, add scale and extend our footprint into the northeast and midwest. This acquisition significantly increases our ability to provide outsourced engineering and other technical services to our customers and is consistent with our long-term growth strategy.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make certain estimates and assumptions for interim financial information that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and other intangible assets, asset lives and salvage values used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies, litigation and stock-based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended June 30, 2012 for further information regarding our critical accounting policies and estimates.

Results of Operations

The following table sets forth selected statements of income data as approximate percentages of revenues for the periods indicated:

	Three Months Ended September 30,
	2012	2011
Revenues:
Core services	79.5%	79.7%
Storm-related services	20.5%	20.3%

Total	100.0%	100.0%
Cost of operations	84.9%	86.1%

Gross profit	15.1%	13.9%
General and administrative expenses	8.0%	9.3%
(Gain) loss on sale of property and equipment	0.0%	0.1%

Income from operations	7.1%	4.5%
Interest expense and other, net	0.8%	2.1%

Income before income taxes	6.3%	2.4%
Income tax expense	2.5%	0.9%

Net income	3.8%	1.5%

Consolidated Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues. Revenues increased 42%, or $72.8 million, to $244.6 million for the three months ended September 30, 2012 from $171.8 million for the three months ended September 30, 2011. The increase was attributable to a $15.4 million increase in storm-related revenues and a $57.4 million increase in core revenue. Our acquisition of UCS on July 2, 2012 provided $19.2 million in revenues ($16.0 core services and $3.2 storm assessment and inspection services) for the current quarter.

Our storm-related revenues are highly volatile and unpredictable. For the three months ended September 30, 2012, storm-related revenues totaled $50.2 million, which was primarily attributable to Hurricane Isaac and another severe storm event during the quarter. For the three months ended September 30, 2011, storm-related revenues totaled $34.8 million, which was primarily attributable to Hurricane Irene.

Gross Profit. Gross profit increased 54%, or $13.0 million, to $36.9 million for the three months ended September 30, 2012 from $23.9 million for the three months ended September 30, 2011. Gross profit as a percentage of revenues increased to 15.1% for the three months ended September 30, 2012 from 13.9% for the same period in the prior year. Our gross profit was positively impacted by our higher storm-related revenues and improving margins in construction and engineering services. We also benefited from a mark-to-market adjustment on our diesel hedging program that provided a $1.7 million decrease in our cost of operations during the three months ended September 30, 2012. We were negatively impacted by a mark-to-market adjustment during the three months ended September 30, 2011 that caused a $1.5 million increase in our cost of operations for that period.

General and Administrative Expenses. General and administrative expenses increased 21.9% to $19.5 million for the three months ended September 30, 2012 from $16.0 million for the three months ended September 30, 2011. As a percentage of revenues, general and administrative expenses decreased to 8.0% for the three months ended September 30, 2012 from 9.3% for the same period in the prior year. The increase in general and administrative expenses was primarily due to approximately $0.8 million of overhead costs related to UCS, which was acquired on July 2, 2012, $0.5 million in compensation, benefits, recruiting and travel to support our westward geographic expansion and revenue growth, and $0.6 million for accrued incentive bonuses.

Interest Expense and Other, Net. Interest expense and other, net decreased 40% to $2.1 million for the three months ended September 30, 2012 from $3.5 million for the three months ended September 30, 2011. The $3.5 million includes the write-off of approximately $1.7 million of unamortized deferred loan costs as additional interest expense related to our prior credit facility in August 2011. The decrease in deferred loan cost amortization was partially offset by an increase in interest expense from the $70.0 million in additional funds borrowed for the UCS acquisition. On June 27, 2012, we exercised the accordion feature of our revolving credit facility and entered into a commitment increase agreement with our lenders thereby increasing the lenders’ commitments by $75.0 million from $200.0 million to $275.0 million. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further information on our revolving credit facility.

Income Tax Expense. Income tax expense was $6.2 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively. Effective income tax rates of 40.0% and 37.8% for the three months ended September 30, 2012 and 2011, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including changes in permanent differences primarily related to acquisition costs from the UCS acquisition, Internal Revenue Code Section 199 deduction, and Internal Revenue Code Section 162(m) deduction limitations for compensation for 2012, and meals and entertainment, state income and gross margin taxes and the relative size of our consolidated income before income taxes.

Operating Results by Segment – Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Construction

	Three Months Ended September 30,
	2012	2011	% Change
Construction revenue	$203.5	$156.0
Intercompany eliminations	(0.1)	—

Total revenues, net	$203.4	$156.0	30.4%
Segment income from operations	$16.6	$8.6	93.0%

Revenues. Construction revenues increased 30.4%, or $47.4 million, to $203.4 million for the three months ended September 30, 2012 from $156.0 million for the three months ended September 30, 2011.

The following table contains supplemental information on construction revenue and percentage changes by category for the periods indicated:

	Three Months Ended September 30,
Category of Revenue	2012	2011	% Change
Distribution and other	$120.5	$97.0	24.2%
Transmission	23.3	14.4	61.8%
Substation	12.6	9.8	28.6%

Total core revenue	156.4	121.2	29.0%
Storm restoration services	47.0	34.8	35.1%

Total	$203.4	$156.0	30.4%

•

Distribution and Other Revenues. Our combined revenues for overhead and underground distribution services and other revenue increased 24.2% from the prior year period, primarily due to renewable projects in California and a general increase in demand for overhead distribution maintenance services for the three months ended September 30, 2012. We did experience some additional displacement in distribution revenue during the quarter due to the increased diversion of work crews to perform incremental storm services compared to the three months ended September 30, 2011. Our underground distribution services continue to be adversely affected by a weak market for new residential housing. The majority of our distribution services are provided to investor-owned, municipal and co-operative utilities under master service agreements (“MSAs”). Services provided under these MSAs include both overhead and underground powerline distribution services. Our MSAs do not guarantee a minimum volume of work. The MSAs provide a framework for core and storm restoration pricing and provide an outline of the service territory in which we will work or the percentage of overall outsourced distribution work we will provide for the customer. Our MSAs also provide a platform for multi-year relationships with our customers. We can easily increase or decrease staffing for a customer without exhaustive contract negotiations.

•

Transmission Revenues. Transmission revenues increased 61.8% from the prior year period. Our transmission project pipeline remains strong, but the timing of certain projects vary from period to period due to timing of work on significant projects. Transmission revenues were positively impacted by the SCE&G EPC project which commenced construction around January 2012.

•	Substation Revenues. Substation revenues increased 28.6% from the prior year. Our substation services growth has benefited from our western geographic expansion.

Segment Income from Operations. Segment income from operations increased 93.0% to $16.6 million for the three months ended September 30, 2012 from $8.6 million for the three months ended September 30, 2011. Segment income from operations as a percentage of revenues increased to 8.2% for the three months ended September 30, 2012 from 5.5% for the same period in the prior year. Our segment income from operations was positively impacted by our higher storm restoration revenues and improving margins in core construction services. We also benefited from a mark-to-market adjustment on our diesel hedging program that provided a $1.7 million decrease in our cost of operations during the three months ended September 30, 2012. We were negatively impacted by the mark-to-market adjustment during the three months ended September 30, 2011 that caused a $1.5 million increase in our cost of operations for that period.

All Other Operations

	Three Months Ended September 30,
	2012	2011	% Change
All Other Operations revenue	$52.2	$15.8
Intercompany eliminations	(11.0)	—

Total revenues, net	$41.2	$15.8	160.8%
Segment income (loss) from operations	$2.1	$(0.6)	450.0%

Revenues. All Other Operations revenues increased 160.8%, or $25.4 million, to $41.2 million for the three months ended September 30, 2012 from $15.8 million for the three months ended September 30, 2011. Engineering revenues were positively impacted by increased activity on the SCE&G EPC project which commenced construction around January 2012. Engineering revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues. Material procurement services, if they are provided, are typically on our EPC projects that are administered by engineering and represent our lowest margin service. As a result, our segment income (loss) from operations will fluctuate due to material procurement associated with our EPC projects. The acquisition of UCS on July 2, 2012 contributed $19.2 million of revenue (including $3.2 million in storm assessment and inspection services) during the three months ended September 30, 2012.

Segment Income (Loss) from Operations. Segment income (loss) from operations increased 450.0% to $2.1 million for the three months ended September 30, 2012 from $(0.6) million for the three months ended September 30, 2011. Segment income (loss) from operations as a percentage of revenues increased to 5.1% for the three months ended September 30, 2012 from (3.8)% for the same period in the prior year. Our segment income (loss) from operations was positively impacted by the acquisition of UCS, which benefits from higher margin engineering services including storm assessment and inspection services. In addition, engineering services were positively impacted by increased activity on the SCE&G EPC project which commenced construction around January 2012. The three months ended September 30, 2011, were negatively impacted by a full allowance of $0.9 million against engineering services provided to a third-party U.S. construction company also working in Tanzania.

Liquidity and Capital Resources

Our primary cash needs have been for working capital, capital expenditures, payments under our revolving credit facility and acquisitions. Our primary source of cash for the three months ended September 30, 2012 was through borrowings from our revolving credit facility and cash from operations. As of September 30, 2012, we had $44.3 million in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts from storm-related jobs. Our primary source of cash for the three months ended September 30, 2011 was through borrowings from our revolving credit facility due to working capital demands from increased storm activity. As of September 30, 2011, we had $32.5 million in accounts receivable from storm-related jobs.

We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on the electric infrastructure and the corresponding spending by our customers on electric service and repairs. The increased service activity during storm-related events temporarily causes an excess of customer billings over customer collections, leading to increased accounts receivable during those periods. In the past, we have utilized borrowings under the revolving portion of our credit facility and cash on hand to satisfy normal cash needs during these periods.

On August 24, 2011, we entered into a new $200.0 million revolving credit facility that replaced our prior credit facility. Our revolving credit facility matures in August 2015. We repaid outstanding term loans and borrowings on the revolver of our prior credit facility upon entering into our revolving credit facility. The obligations under our revolving credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic and first-tier foreign subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, subject to limited exceptions. On June 27, 2012, we exercised the accordion feature of the revolving credit facility and entered into a commitment increase agreement with our lenders thereby increasing the lenders’ commitments by $75.0 million, from $200.0 million to $275.0 million.

As of September 30, 2012, we had $207.5 million in borrowings and our availability under our revolving credit facility was $60.5 million (after giving effect to $7.0 million of outstanding standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our revolving credit facility, which are discussed below.

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

Changes in Cash Flows:

	Three Months Ended September 30,
	2012	2011
	(In millions)
Net cash used in operating activities	$(7.5)	$(5.4)
Net cash used in investing activities	$(77.0)	$(23.8)
Net cash provided by financing activities	$84.2	$31.7

Net cash used in operating activities increased to $7.5 million for the three months ended September 30, 2012 from net cash used in operating activities of $5.4 million for the three months ended September 30, 2011. The decrease in operating cash flows was primarily due to timing of working capital requirements, upward trends for accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts related to storm services, and overall business growth, partially offset by the $6.7 million improvement of net income.

We received a refund from the commercial insurance carrier that administers our partially self-insured individual workers’ compensation, vehicle and general liability insurance programs for retrospective premium payment adjustments of $3.5 million in August 2011, which is included in net cash provided by operating activities for the three months ended September 30, 2011. The refund is included in changes in insurance and claims accruals. Retrospective adjustments have historically been prepared annually on a “paid-loss” basis by our commercial insurance carrier.

Net cash used in investing activities increased to $77.0 million for the three months ended September 30, 2012 from $23.8 million for the three months ended September 30, 2011. This increase is primarily due to cash used for the acquisition of UCS in July 2, 2012 totaling $69.6 million (net of cash acquired totaling $0.7 million), and increased capital expenditures. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.

Net cash provided by financing activities increased to $84.2 million for the three months ended September 30, 2012 compared to $31.7 million for the three months ended September 30, 2011. On August 24, 2011, we entered into a $200.0 million revolving credit facility that replaced our prior credit facility of which $113.0 million was outstanding under our prior credit facility and accrued interest totaling $0.3 million was paid off at that time. Total costs associated with the existing revolving credit facility were approximately $1.8 million which are being capitalized and amortized over the term of the agreement using the effective interest method. On June 27, 2012, we exercised the accordion feature of the revolving credit facility and entered into a commitment increase agreement with our lenders thereby increasing the lenders’ commitments by $75.0 million, from $200.0 million to $275.0 million. We borrowed $70.0 million to finance the UCS acquisition during the three months ended September 30, 2012.

EBITDA to U.S. GAAP Reconciliation

EBITDA is a non-U.S.GAAP financial measure that represents the sum of net income, income tax expense, interest expense, depreciation and amortization. EBITDA is used internally when evaluating our operating performance and management believes that EBITDA allows investors to make a more meaningful comparison between our core business operating results on a consistent basis over different periods of time, as well as with those of other similar companies. Management believes that EBITDA, when viewed with our results under U.S. GAAP and the accompanying reconciliation, provides additional information that is useful for evaluating the operating performance of our business without regard to potential distortions. Additionally, management believes that EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. However, EBITDA has limitations and should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP, such as net income or cash flow from operating activities, as indicators of operating performance or liquidity. This non-U.S. GAAP measure excludes certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below provides a reconciliation between net income and EBITDA.

	Three Months Ended September 30,
	2012	2011
	(In millions)
Net income	$9.3	$2.6

Adjustments:
Interest expense	2.1	3.5
Income tax expense	6.2	1.6
Depreciation and amortization	10.4	9.7

EBITDA	$28.0	$17.4

EBITDA increased 60.9% to $28.0 million for the three months ended September 30, 2012 from $17.4 million for the three months ended September 30, 2011 due to the incremental increase in storm activity, the acquisition of UCS and improving margins in construction and engineering services during the three months ended September 30, 2012.

Credit Facility

On August 24, 2011, we entered into a new $200.0 million revolving credit facility that replaced our prior credit facility. Our revolving credit facility matures in August 2015. On June 27, 2012, we exercised the accordion feature of the revolving credit facility and entered into a commitment increase agreement with our lenders thereby increasing the lenders’ commitments by $75.0 million, from $200.0 million to $275.0 million.

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

Our revolving credit facility requires us to maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our revolving credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in the revolving credit facility) of at least 1.25 to 1. At September 30, 2012, we were in compliance with such covenants with a fixed charge coverage and leverage ratio of 2.84 and 2.45, respectively. Our revolving credit facility contains a number of other affirmative and negative covenants, including limitations on dissolutions, sales of assets, investments, indebtedness and liens.

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

Off-Balance Sheet Arrangements

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, including sale-leaseback arrangements, letter of credit obligations, and surety guarantees entered into in the normal course of business. We have not engaged in any off-balance sheet financing arrangements through special purpose entities.

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

Letters of Credit

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. We use our revolving credit facility to issue letters of credit. As of September 30, 2012, we had $7.0 million of standby letters of credit issued under our revolving credit facility primarily for insurance and bonding purposes. Our ability to obtain letters of credit under the revolving portion of our credit facility is conditioned on our continued compliance with the affirmative and negative covenants of our credit facility.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of September 30, 2012, we had $120.1 million in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.

Pike Electric Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.

Seasonality; Fluctuations of Results

Because our services are performed outdoors, our results of operations can be subject to seasonal variations due to weather conditions. These seasonal variations affect both our core and storm-related services. Extended periods of rain affect the deployment of our core crews, particularly with respect to underground work. During the winter months, demand for construction work is generally lower due to inclement weather. In addition, demand for construction work generally increases during the spring months due to improved weather conditions and is typically the highest during the summer due to better weather conditions. Due to the unpredictable nature of storms, the level of storm-related revenues fluctuates from period to period.

Recent Accounting Pronouncements

See Note 11, “Recent Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q, as well as information included in future filings by Pike Electric Corporation with the Securities and Exchange Commission (the “SEC”) and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, certain “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such “forward-looking statements” include information relating to, among other matters, our future prospects, developments and business strategies for our operations. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company and the industry in which we operate and management’s beliefs and assumptions. Words such as “may,” “will,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “potential,” “project,” “continue,” “believe,” “seek,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among others, statements relating to:

•	our belief that our reputation and experience combined with our broad range of services allows us to opportunistically bid on attractive international projects;

•	our belief that our project in Tanzania will be completed on or about December 31, 2012;

•

our belief that there will be other large and financially attractive projects to pursue in international markets over the next few years as developing regions, including Africa, install or develop their electric infrastructure;

•

our expectation that our gross profit and operating income (loss) would be negatively affected if diesel prices rise due to additional costs that may not be fully recovered through increases in prices to customers;

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

•	our belief that any future indemnity claims against us would not have a material adverse effect on our results of operations, financial position or cash flows;

•

the possibility that if we fail to comply with the covenants contained in our revolving credit facility, we may be unable to access our revolving credit facility upon which we depend for letters of credit and other short-term borrowings and that this would have a negative impact on our liquidity and require us to obtain alternative short-term financing;

•	our belief that the financial institutions with whom we maintain substantially all of our cash investments are high credit quality financial institutions;

•	our expectation that the FASB guidance regarding accounting for goodwill will not have a material impact on our financial statements;

•	our expectation that the FASB guidance regarding disclosures about offsetting assets and liabilities will not have a material impact on our financial position, results of operations or cash flows;

•	our expectation that the net amount of the existing losses in OCI at September 30, 2012 reclassified into net income over the next 12 months will be approximately $32,000; and

•	our belief that it is unlikely that any material claims will be made under a letter of credit in the foreseeable future.

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances, and involve risks and uncertainties that may cause actual future activities and results of operations to be materially different from historical or anticipated results. Factors that could impact those differences or adversely affect future periods include, but are not limited to, the factors set forth in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about our market risks, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2012 our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 6. Exhibits

Exhibit	Description

3.1	Certificate of Incorporation of Pike Electric Corporation (Incorporated by reference to Exhibit 3.1 on our Registration Statement on Form S-1/A filed July 12, 2005)

3.2	Amended and Restated Bylaws of Pike Electric Corporation, as of September 1, 2011 (Incorporated by reference to Exhibit 3.2 on our Annual Report on Form 10-K filed September 6, 2011)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Financial statements from the quarterly report on Form 10-Q of Pike Electric Corporation for the quarter ended September 30, 2012, filed on November 6, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE ELECTRIC CORPORATION
(Registrant)

Date: November 6, 2012	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: November 6, 2012	By:	/s/ Anthony K. Slater
Anthony K. Slater
Executive Vice President and Chief Financial Officer