Form 10-Q
period 2012-12-31
Pike Electric CORP
filed 2013-02-06
CIK 1317577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

As of January 31, 2013, there were 35,182,566 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,	June 30,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,517	$1,601
Accounts receivable, net	137,748	91,059
Costs and estimated earnings in excess of billings on uncompleted contracts	77,100	66,414
Inventories	10,314	15,348
Prepaid expenses and other	7,907	9,001
Deferred income taxes	9,207	9,722

Total current assets	244,793	193,145
Property and equipment, net	175,116	174,655
Goodwill	153,657	122,932
Other intangibles, net	79,162	43,617
Deferred loan costs, net	1,933	2,175
Other assets	1,862	1,624

Total assets	$656,523	$538,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,527	$26,206
Accrued compensation	30,115	28,703
Billings in excess of costs and estimated earnings on uncompleted contracts	10,685	5,318
Accrued expenses and other	19,235	7,551
Current portion of insurance and claim accruals	15,228	11,525

Total current liabilities	102,790	79,303
Revolving credit facility	207,500	123,000
Insurance and claim accruals, net of current portion	3,957	3,956
Deferred compensation	6,058	5,578
Deferred income taxes	57,272	46,749
Other liabilities	2,929	2,637
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 35,182 and 35,052 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	6,428	6,428
Additional paid-in capital	174,553	173,060
Accumulated other comprehensive loss, net of taxes	(121)	—
Retained earnings	95,157	97,437

Total stockholders’ equity	276,017	276,925

Total liabilities and stockholders’ equity	$656,523	$538,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues	$273,668	$172,031	$518,281	$343,822
Cost of operations	214,434	146,616	422,125	294,554

Gross profit	59,234	25,415	96,156	49,268
General and administrative expenses	19,891	15,859	39,359	31,876
(Gain) loss on sale of property and equipment	(68)	(40)	(198)	118

Income from operations	39,411	9,596	56,995	17,274
Other expense (income):
Interest expense	1,884	1,345	4,007	4,838
Other, net	(4)	(9)	(25)	(13)

Total other expense, net	1,880	1,336	3,982	4,825

Income before income taxes	37,531	8,260	53,013	12,449
Income tax expense	13,929	3,369	20,129	4,954

Net income	$23,602	$4,891	$32,884	$7,495

Earnings per share:
Basic	$0.67	$0.14	$0.94	$0.22

Diluted	$0.67	$0.14	$0.93	$0.21

Shares used in computing earnings per share:
Basic	35,129	34,663	35,089	34,421

Diluted	35,423	35,132	35,360	34,976

Dividends per share:	$1.00	$—	$1.00	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income	$23,602	$4,891	$32,884	$7,495
Other comprehensive (loss) income:
Change in fair value of interest rate cash flow hedges, net of income taxes of ($27), $29, ($77), and $36, respectively	(42)	46	(121)	102

Total other comprehensive (loss) income	(42)	46	(121)	102

Comprehensive income	$23,560	$4,937	$32,763	$7,597

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$32,884	$7,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,452	19,430
Non-cash interest expense	500	2,317
Deferred income taxes	(2,433)	(3,883)
(Gain) loss on sale of property and equipment	(198)	118
Equity compensation expense	1,671	1,989
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(44,098)	(11,804)
Inventories, prepaid expenses and other	6,559	7,828
Insurance and claim accruals	3,704	766
Accounts payable, accrued expenses, and other	16,858	(7,128)

Net cash provided by operating activities	36,899	17,128
Cash flows from investing activities:
Purchases of property and equipment	(17,704)	(15,327)
Business acquisitions, net	(69,654)	(16,806)
Net proceeds from sale of property and equipment	1,789	826

Net cash used in investing activities	(85,569)	(31,307)
Cash flows from financing activities:
Principal payment on long-term debt	—	(99,000)
Borrowings under prior revolving credit facility	—	37,700
Repayments under prior revolving credit facility	—	(37,700)
Borrowings under existing revolving credit facility	224,500	177,420
Repayments under existing revolving credit facility	(140,000)	(62,400)
Stock option and employee stock purchase activity, net	387	276
Special cash dividend declared and paid	(35,164)	—
Deferred loan costs	(137)	(1,733)

Net cash provided by financing activities	49,586	14,563

Net increase in cash and cash equivalents	916	384
Cash and cash equivalents beginning of period	1,601	311

Cash and cash equivalents end of period	$2,517	$695

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended December 31, 2012 and 2011

(In thousands, except per share amounts)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Pike Electric Corporation and its wholly-owned subsidiaries (“Pike,” “we,” “us,” and “our”) are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The condensed consolidated balance sheet at June 30, 2012 has been derived from our audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Certain amounts reported previously have been reclassified to conform to the current year presentation. These financial statements should be read in conjunction with our financial statements and related notes included in our Annual report on Form 10-K for the fiscal year ended June 30, 2012.

2. Business

We are one of the largest providers of energy solutions for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from our roots as a specialty non-unionized contractor for electric utilities focused on the distribution sector in the southeastern United States to a national, leading turnkey energy solutions provider with diverse capabilities servicing over 300 customers including investor-owned, municipal and co-operative electric utilities, developers and general contractors. Our comprehensive suite of energy solutions now includes facilities planning and siting, permitting, engineering, design, installation, maintenance and repair of power and telecommunication delivery systems, including renewable energy projects and storm-related services. As a result of the acquisition of Synergetic Design Holdings, Inc. and its subsidiary UC Synergetic, Inc. (together “UCS”) expanding the size and scope of our engineering business, we decided in the first quarter of fiscal 2013 to change our reportable segments. As a result of these changes, we operate our business as two reportable segments: Construction and All Other Operations. See Note 14 for further information on our segments.

We currently are pursuing international opportunities, both individually and through strategic partnerships. We believe that our reputation and experience combined with our broad range of services allows us to opportunistically bid on attractive international projects. For example, in August 2010, we won our first international engineering, procurement, and construction (“EPC”) contract of approximately $18,000 to construct 500 miles of distribution line in Tanzania. This project was substantially complete at December 31, 2012. We believe that there will be other large and financially attractive projects to pursue in international markets over the next few years as developing regions, including Africa, install or develop their electric infrastructure.

We monitor revenue by two categories of services: core and storm-related. We use this breakdown because core services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, and storm-related revenues represent additional revenue opportunities that depend on severe weather conditions.

The table below sets forth our revenues by category of service for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
Core services	$190,663	69.7%	$150,140	87.3%	$385,080	74.3%	$287,138	83.5%
Storm-related services	83,005	30.3%	21,891	12.7%	133,201	25.7%	56,684	16.5%

Total	$273,668	100.0%	$172,031	100.0%	$518,281	100.0%	$343,822	100.0%

3. Acquisitions

UC Synergetic

On July 2, 2012, we completed the acquisition of UCS, a privately-held company headquartered in Charlotte, North Carolina, for $69,654, net of cash acquired of $666. The funding for the acquisition consisted of cash borrowed from the $75,000 accordion loan feature of our existing revolving credit facility that was finalized on June 27, 2012. UCS provides engineering and consulting services focusing on (i) energy distribution, transmission and substation infrastructure, including storm assessment and inspection, and (ii) wireline and wireless communications. This acquisition extended our footprint in the northeast and midwest and resulted in our being one of the largest utility infrastructure engineering and design firms in the United States.

We completed our analysis of the valuation of the acquired assets and liabilities assumed of UCS during the quarter ended December 31, 2012. The purchase price of $69,654 has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values as summarized in the following table:

Current assets	$13,838
Property and equipment	1,760
Intangible assets	39,800
Goodwill	30,725
Other	100

Total assets acquired	86,223
Current liabilities	(3,009)
Deferred income taxes	(13,560)

Total liabilities assumed	(16,569)

Net assets	$69,654

The intangible assets recognized are attributable to customer relationships totaling $34,000, non-compete agreements with the seller totaling $1,800, and a trademark totaling $4,000 and are being amortized over twelve, three and twenty years, respectively. The allocation of the purchase price, which primarily used a discounted cash flow approach with respect to identified intangible assets, was based upon Level 3 fair value inputs and a discount rate consistent with the inherent risk of each of the acquired assets. The goodwill recognized is attributable primarily to expected synergies and $5,357 is amortizable for tax purposes.

The financial results of the operations of UCS have been included in our condensed consolidated statements of income since the date of the acquisition, July 2, 2012, and include revenue of $21,134 and $40,339 and net income of $1,000 and $2,199 for the three and six months ended December 31, 2012, respectively. The following unaudited pro forma condensed statement of income data gives effect to the acquisition of UCS as if it had occurred on July 1, 2011. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues	$273,668	$191,850	$518,281	$383,408

Net income	$23,602	$5,357	$32,884	$8,935

Basic earnings per common share	$0.67	$0.15	$0.94	$0.26

Diluted earnings per common share	$0.67	$0.15	0.93	$0.26

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

The financial results of the operations of Pine Valley have been included in our condensed consolidated statements of income since the date of the acquisition, August 1, 2011, include revenue of $7,874 and $11,649 and net income of $469 and $555 for the three and six months ended December 31, 2011, respectively. The following unaudited pro forma statement of income data gives effect to the acquisition of Pine Valley as if it had occurred on July 1, 2011. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

	Three Months Ended	Six Months Ended
	December 31, 2011	December 31, 2011
Revenues	$172,031	$345,633

Net income	$4,891	$7,606

Basic earnings per common share	$0.14	$0.22

Diluted earnings per common share	$0.14	$0.22

4. Assets Held For Sale

Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market. Assets held for sale totaled $258 and $119 at December 31, 2012 and June 30, 2012, respectively, and are included in prepaid expenses and other in the condensed consolidated balance sheets. All of the assets held for sale at December 31, 2012 are expected to be sold in the next 12 months.

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

Effective December 2012, we entered into two interest rate swap agreements (the “December 2012 Swaps”), with notional amounts of $10,000 and $25,000, respectively, to help manage a portion of our interest risk related to our floating-rate debt. Under the December 2012 Swaps, we pay fixed rates of 0.42% and 0.45%, respectively, and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The December 2012 Swaps qualified for hedge accounting and are designated as cash flow hedges. There was no hedge ineffectiveness for the December 2012 Swaps for the three and six months ended December 31, 2012. These swaps will expire in June 2015.

Effective September 2012, we entered into two interest rate swap agreements (the “September 2012 Swaps”), each with notional amounts of $25,000, to help manage a portion of our interest risk related to our floating-rate debt. Under the September 2012 Swaps, we pay fixed rates of 0.40% and 0.42%, respectively, and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The September 2012 Swaps qualified for hedge accounting and are designated as cash flow hedges. There was no hedge ineffectiveness for the September 2012 Swaps for the three and six months ended December 31, 2012. These swaps will expire in February and March 2015, respectively.

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

We periodically enter into diesel fuel swaps to manage our exposure to diesel price volatility. As of December 31, 2012, we had hedged approximately 50% of our next 12 months of projected diesel fuel purchases at prices ranging from $3.71 to $4.23 per gallon at a weighted-average price of $3.95 per gallon. We are not currently utilizing hedge accounting for any active diesel fuel derivatives and as such changes in the fair value of the diesel fuel swaps are recognized in the condensed consolidated statements of income.

Balance Sheet and Statement of Income Information

The fair value of derivatives at December 31, 2012 and June 30, 2012 is summarized below:

		Asset Derivatives		Liability Derivatives
		Value at	Value at	Value at	Value at
Derivatives designated as hedging instruments:	Balance Sheet Location	Dec. 31, 2012	June 30, 2012	Dec. 31, 2012	June 30, 2012
Interest rate swaps	Accrued expenses and other	$—	$—	$199	$—

Total derivatives designated as hedging instruments		$—	$—	$199	$—

Derivatives not designated as hedging instruments:
Diesel fuel swaps (gross) (1)	Prepaid expenses and other	$47	$—	$—	$—
Diesel fuel swaps (gross) (1)	Accrued expenses and other	—	—	175	1,588

Total derivatives not designated as hedging instruments		$47	$—	$175	$1,588

Total derivatives		$47	$—	$374	$1,588

(1)	The fair values of asset and liability derivatives with the same counterparty are netted on the balance sheet.

The effects of derivative instruments on the condensed consolidated statements of income for the three and six months ended December 31, 2012 and 2011 are summarized in the following tables:

Derivatives designated as cash flow hedging instruments:

			Location of Loss	Amount of Loss
	Amount of Gain (Loss)		Reclassified from	Reclassified from
	Recognized in OCI		Accumulated OCI into	Accumulated OCI into
For the Three Months Ended	(Effective Portion)		Earnings	Earnings
December 31,	2012	2011		2012	2011
Interest rate swaps (1)	$(42)	$46	Interest expense	$(16)	$(53)

Totals	$(42)	$46		$(16)	$(53)

For the Six Months Ended December 31,	2012	2011		2012	2011
Interest rate swaps (1)	$(121)	$102	Interest expense	$(16)	$(109)

Totals	$(121)	$102		$(16)	$(109)

(1)	Net of income tax.

Derivatives not designated as cash flow hedging instruments:

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
For the Three Months Ended	in Earnings	Recognized in Earnings
December 31,		2012	2011
Diesel fuel swaps	Cost of operations	$(263)	$390

Total		$(263)	$390

For the Six Months Ended December 31,		2012	2011
Diesel fuel swaps	Cost of operations	$1,461	$(1,085)

Total		$1,461	$(1,085)

Accumulated OCI

For the interest rate swaps, the following table summarizes the net derivative losses, net of taxes, recorded into accumulated OCI and reclassified to income for the periods indicated below.

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2012	2011	2012	2011
Net accumulated derivative loss deferred at beginning of period	$(79)	$(122)	$—	$(178)
Changes in fair value	(58)	(7)	(137)	(7)
Reclassification to net income	16	53	16	109

Net accumulated derivative loss deferred at end of period	$(121)	$(76)	$(121)	$(76)

The estimated net amount of the existing losses in OCI at December 31, 2012 expected to be reclassified into net income over the next 12 months is approximately $48. This amount was computed using the fair value of the cash flow hedges at December 31, 2012 and will differ from actual reclassifications from OCI to net income during the next 12 months.

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

Our revolving credit facility contains a number of other affirmative and restrictive covenants, including limitations on dissolutions, sales of assets, investments, and indebtedness and liens. Our revolving credit facility also includes a requirement that we maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our revolving credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in our revolving credit facility) of at least 1.25 to 1.0.

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

As of December 31, 2012, we had $207,500 in borrowings and our availability under our revolving credit facility was $61,431 (after giving effect to $6,069 of outstanding standby letters of credit).

7. Stockholders’ Equity

Special Dividend

On December 4, 2012, we announced that our Board of Directors declared a special cash dividend of $1.00 per share on our common stock totaling $35,164. The dividend was payable to stockholders of record as of December 14, 2012 and was paid on December 21, 2012.

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

U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•

Level 1—  Valuations based on quoted prices in active markets for identical instruments that we are able to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

•

Level 2—  Valuations based on quoted prices in active markets for instruments that are similar, or quoted prices in markets that are not active for identical or similar instruments, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

As of December 31, 2012, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge a portion of our diesel fuel costs and our exposure to interest rate fluctuations. These derivative instruments currently consist of swaps only. See Note 5 for further information on our derivative instruments and hedging activities.

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

At December 31, 2012 and June 30, 2012, the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

	December 31,
Description	2012	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$47	$—	$47	$—
Liability:
Diesel fuel swap agreements	(175)	—	(175)	—
Interest rate swap agreements	(199)	—	(199)	—

Total	$(327)	$—	$(327)	$—

Description	June 30, 2012	Level 1	Level 2	Level 3
Liability:
Diesel fuel swap agreements	$(1,588)	$—	$(1,588)	$—

Total	$(1,588)	$—	$(1,588)	$—

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

9. Stock-Based Compensation

Compensation expense related to stock-based compensation plans was $757 and $855 for the three months ended December 31, 2012 and 2011, respectively, and $1,671 and $1,989 for the six months ended December 31, 2012 and 2011, respectively. The income tax benefit recognized for stock-based compensation arrangements was $296 and $334 for the three months ended December 31, 2012 and 2011, respectively, and $653 and $777 for the six months ended December 31, 2012 and 2011, respectively. There were no stock option exercises related to stock-based compensation plans for the three and six months ended December 31, 2012 and 2011.

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

In assessing the value of deferred tax assets, we consider whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, we provide a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value, if applicable. We have concluded that no valuation allowance is required for deferred tax assets at December 31, 2012 and June 30, 2012, respectively.

Effective income tax rates of 37.1% and 40.8% for the three months ended December 31, 2012 and 2011, respectively, and 38.0% % and 39.8% for the six months ended December 31,2012 and 2011, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including changes in permanent differences primarily related to Internal Revenue Code Section 199 deduction and Internal Revenue Code Section 162(m) deduction limitations for compensation for fiscal 2013, and meals and entertainment, state income and gross margin taxes and the relative size of our consolidated income before income taxes.

11. Earnings Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Basic:
Net income	$23,602	$4,891	$32,884	$7,495

Weighted average common shares	35,129	34,663	35,089	34,421

Basic earnings per share	$0.67	$0.14	$0.94	$0.22

Diluted:
Net income	$23,602	$4,891	$32,884	$7,495

Weighted average common shares	35,129	34,663	35,089	34,421
Potential common stock arising from stock options and restricted stock	294	469	271	555

Weighted average common shares—diluted	35,423	35,132	35,360	34,976

Diluted earnings per share	$0.67	$0.14	$0.93	$0.21

Outstanding options and restricted stock awards equivalent to 2,451 and 2,460 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2012 and 2011, respectively, and 2,456 and 2,444 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended December 31, 2012 and 2011, respectively, because their effect would have been anti-dilutive.

12. Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment was effective retrospectively for our interim period ending September 30, 2012. The adoption of this guidance only affected presentation and did not have an impact on our financial position, results of operations or cash flows.

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

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of December 31, 2012, we had $127,801 in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Electric Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.

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

Indemnities

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of December 31, 2012, we do not believe that any future indemnity claims against us would have a material adverse effect on our results of operations, financial position or cash flows.

14. Business Segment Information

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

The types of services from which each reportable segment derives its revenues are as follows:

•

Construction includes installation, maintenance and repair of power delivery systems, including storm restoration services. The Construction segment accounted for 83% and 90% of consolidated revenue for the three months ended December 31, 2012 and 2011, respectively, and 83% and 90% of consolidated revenue for the six months ended December 31, 2012 and 2011, respectively.

•

All Other Operations consists of three business units that perform siting, permitting, engineering and design of power and telecommunications delivery systems, including storm assessment and inspection services. The business units reflected in the All Other Operations business segment individually do not meet the thresholds to be reported as separate reportable segments.

We evaluate the operating performance of our segments based upon segment income from operations. The Other column below represents certain corporate general and administrative costs not allocated to the segments. We review total assets at the consolidated level and, accordingly, those amounts have not been disclosed for each reportable segment. The accounting policies of the segments are consistent with those described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

	Three Months Ended December 31, 2012
		All Other
	Construction	Operations	Other	Total
Core services	$149,941	$51,310	$—	$201,251
Less: Intersegment revenues	(211)	(10,377)	—	(10,588)

Core services, net	149,730	40,933	—	190,663
Storm-related services	78,622	4,383	—	83,005

Revenues, net	$228,352	$45,316	$—	$273,668
Income (loss) from operations	$38,327	$1,888	$(804)	$39,411
Depreciation and amortization	$9,678	$1,389	$—	$11,067
Purchases of property and equipment	$9,398	$199	$—	$9,597

	Three Months Ended
	December 31, 2011
		All Other
	Construction	Operations	Other	Total
Core services	$140,805	$17,693	$—	$158,498
Less: Intersegment revenues	(6,351)	(2,007)	—	(8,358)

Core services, net	134,454	15,686	—	150,140
Storm-related services	21,891	—	—	21,891

Revenues, net	$156,345	$15,686	$—	$172,031
Income (loss) from operations	$9,110	$715	$(229)	$9,596
Depreciation and amortization	$9,478	$250	$—	$9,728
Purchases of property and equipment	$7,716	$—	$—	$7,716

	Six Months Ended December 31, 2012
		All Other
	Construction	Operations	Other	Total
Core services	$306,419	$100,313	$—	$406,732
Less: Intersegment revenues	(238)	(21,414)	—	(21,652)

Core services, net	306,181	78,899	—	385,080
Storm-related services	125,595	7,606	—	133,201

Revenues, net	$431,776	$86,505	$—	$518,281
Income (loss) from operations	$54,907	$3,962	$(1,874)	$56,995
Depreciation and amortization	$18,749	$2,703	$—	$21,452
Purchases of property and equipment	$17,157	$547	$—	$17,704

	Six Months Ended December 31, 2011
		All Other
	Construction	Operations	Other	Total
Core services	$262,021	$33,475	$—	$295,496
Less: Intersegment revenues	(6,351)	(2,007)	—	(8,358)

Core services, net	255,670	31,468	—	287,138
Storm-related services	56,684	—	—	56,684

Revenues, net	$312,354	$31,468	$—	$343,822
Income (loss) from operations	$17,698	$115	$(539)	$17,274
Depreciation and amortization	$18,756	$674	$—	$19,430
Purchases of property and equipment	$15,327	$—	$—	$15,327

15. Subsequent Event

Effective January 2013, we entered into an interest rate swap agreement with a notional amount of $10,000 to help manage a portion of our interest risk related to our floating-rate debt. Under the swap agreement, we pay a fixed rate of 0.42% and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The swap will expire in June 2015.

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

Overview

We are one of the largest providers of energy solutions for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from our roots as a specialty non-unionized contractor for electric utilities focused on the distribution sector in the southeastern United States to a national, leading turnkey energy solutions provider with diverse capabilities servicing over 300 customers including investor-owned, municipal and co-operative electric utilities, including American Electric Power Company, Inc., Dominion Resources, Inc., Duke Energy Corporation, Duquesne Light Company, Florida Power & Light Company, PacifiCorp, South Carolina Electric & Gas Company (“SCE&G”), and The Southern Company. Leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utilities customers, we believe that our experienced management team has positioned us to benefit from the substantial long-term growth drivers in our industry.

Over the past four years, we have reshaped our business platform and service territory significantly from being a distribution construction company based primarily in the southeastern United States to a national energy and telecommunications solutions provider. We have done this organically and through strategic acquisitions of companies with complementary service offerings and geographic footprints. Our acquisition of Shaw Energy Delivery Services, Inc. on September 1, 2008 expanded our operations into engineering, design, procurement and construction management services, including in the renewable energy arena, and significantly enhanced our substation and transmission construction capabilities. This acquisition also extended our geographic presence across the continental United States. Our acquisition of Facilities Planning & Siting, PLLC on June 30, 2009 enabled us to provide siting and planning services to our customers, which positions us to be involved at the conceptual stage of our customers’ projects. On June 30, 2010, we acquired Klondyke Construction LLC (“Klondyke”), based in Phoenix, Arizona, which complemented our existing engineering and design capabilities with construction services related to substation, transmission, and renewable energy infrastructure. Our August 1, 2011 acquisition of Pine Valley Power, Inc. (“Pine Valley”), located near Salt Lake City, Utah, further strengthened our substation, transmission, distribution, and geothermal construction service capabilities in the western United States. We believe that our acquisitions of Klondyke and Pine Valley will allow us to continue to expand our engineering, procurement and construction (“EPC”) services in the western United States and better compete in markets with unionized workforces. Our July 2, 2012 acquisition of Synergetic Design Holdings, Inc. and its subsidiary, UC Synergetic, Inc. (together “UCS”) headquartered in Charlotte, North Carolina, now enables us to provide engineering and design services primarily for distribution powerline projects including storm assessment and inspection services as well as engineering and design services for transmission and substation infrastructure and for the communications industry. UCS’s engineering capabilities complement our existing portfolio of companies, add scale and extend our footprint into the northeast and midwest. This acquisition significantly increases our ability to provide outsourced engineering and other technical services to our customers and is consistent with our long-term growth strategy.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make certain estimates and assumptions for interim financial information that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and other intangible assets, asset lives and salvage values used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies, litigation and stock-based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for further information regarding our critical accounting policies and estimates.

Results of Operations

The following table sets forth selected statements of income data as approximate percentages of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues:
Core services	69.7%	87.3%	74.3%	83.5%
Storm restoration services	30.3%	12.7%	25.7%	16.5%

Total	100.0%	100.0%	100.0%	100.0%
Cost of operations	78.4%	85.2%	81.4%	85.7%

Gross profit	21.6%	14.8%	18.6%	14.3%
General and administrative expenses	7.3%	9.2%	7.6%	9.3%
Gain on sale of property and equipment	0.0%	0.0%	0.0%	0.0%

Income from operations	14.3%	5.6%	11.0%	5.0%
Interest expense and other, net	0.6%	0.8%	0.8%	1.4%

Income before income taxes	13.7%	4.8%	10.2%	3.6%
Income tax expense	5.1%	2.0%	3.9%	1.4%

Net income	8.6%	2.8%	6.3%	2.2%

Consolidated Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Revenues. Revenues increased 59%, or $101.7 million, to $273.7 million for the three months ended December 31, 2012 from $172.0 million for the three months ended December 31, 2011. The increase was attributable to a $61.1 million increase in storm-related revenues and a $40.6 million increase in core revenue. Our acquisition of UCS on July 2, 2012 provided $21.1 million in revenues ($16.7 core services and $4.4 storm assessment and inspection services) for the current quarter. In addition, growth areas included transmission construction including the SCE&G build out in South Carolina and renewable projects in California included in distribution and other revenue.

Our storm-related revenues are highly volatile and unpredictable. For the three months ended December 31, 2012, storm-related revenues totaled $83.0 million, which was primarily attributable to Hurricane Sandy and another severe storm event during the quarter. For the three months ended December 31, 2011, storm-related revenues totaled $21.9 million, which was primarily attributable to a large snow storm that occurred in the Northeast during November 2011.

Gross Profit. Gross profit increased 133%, or $33.8 million, to $59.2 million for the three months ended December 31, 2012 from $25.4 million for the three months ended December 31, 2011. Gross profit as a percentage of revenues increased to 21.6% for the three months ended December 31, 2012 from 14.8% for the same period in the prior year. Our gross profit was positively impacted by our higher storm-related revenues and improving margins in construction and engineering services.

General and Administrative Expenses. General and administrative expenses increased 25% to $19.9 million for the three months ended December 31, 2012 from $15.9 million for the three months ended December 31, 2011. As a percentage of revenues, general and administrative expenses decreased to 7.3% for the three months ended December 31, 2012 from 9.2% for the same period in the prior year. The increase in general and administrative expenses was primarily due to approximately $1.0 million of overhead costs related to UCS, which was acquired on July 2, 2012, $0.5 million in compensation, benefits, recruiting and travel to support geographic expansion and revenue growth, and $1.2 million for accrued incentive bonuses.

Interest Expense and Other, Net. Interest expense and other, net increased 46% to $1.9 million for the three months ended December 31, 2012 from $1.3 million for the three months ended December 31, 2011. The increase is attributable to additional interest expense from the $70.0 million in additional funds borrowed for the UCS acquisition. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further information on our revolving credit facility.

Income Tax Expense. Income tax expense was $13.9 million and $3.4 million for the three months ended December 31, 2012 and 2011, respectively. Effective income tax rates of 37.1% and 40.8% for the three months ended December 31, 2012 and 2011, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including changes in permanent differences primarily related to the Internal Revenue Code Section 199 deduction, and Internal Revenue Code Section 162(m) deduction limitations for compensation for fiscal 2013, and meals and entertainment, state income and gross margin taxes and the relative size of our consolidated income before income taxes.

Operating Results by Segment – Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Construction

	Three Months Ended December 31,
	2012	2011	% Change
Construction revenue	$228.6	$162.7
Intersegment eliminations	(0.2)	(6.4)

Total revenues, net	$228.4	$156.3	46.1%
Segment income from operations	$38.3	$9.1	320.9%

Revenues. Construction revenues increased 46.1%, or $72.1 million, to $228.4 million for the three months ended December 31, 2012 from $156.3 million for the three months ended December 31, 2011.

The following table contains supplemental information on construction revenue and percentage changes by category for the periods indicated:

	Three Months Ended December 31,
Category of Revenue	2012	2011	% Change
Distribution and other	$111.6	$103.5	7.8%
Transmission	24.0	17.8	34.8%
Substation	14.2	13.1	8.4%

Total core revenue	149.8	134.4	11.5%
Storm restoration services	78.6	21.9	258.9%

Total	$228.4	$156.3	46.1%

•

Distribution and Other Revenues. Our combined revenues for overhead and underground distribution services and other revenue increased 7.8% from the prior year period, primarily due to renewable projects in California and a general increase in demand for overhead distribution maintenance services for the three months ended December 31, 2012. We did experience some additional displacement in distribution revenue during the quarter due to the increased diversion of work crews to perform incremental storm services compared to the three months ended December 31, 2011. Our underground distribution services show a slight improvement compared to the prior period but continue to be significantly less than volumes prior to fiscal 2008. The majority of our distribution services are provided to investor-owned, municipal and co-operative utilities under master service agreements (“MSAs”). Services provided under these MSAs include both overhead and underground powerline distribution services. Our MSAs do not guarantee a minimum volume of work. The MSAs provide a framework for core and storm restoration pricing and provide an outline of the service territory in which we will work or the percentage of overall outsourced distribution work we will provide for the customer. Our MSAs also provide a platform for multi-year relationships with our customers. We can easily increase or decrease staffing for a customer without exhaustive contract negotiations.

•

Transmission Revenues. Transmission revenues increased 34.8% from the prior year period. Our transmission project pipeline remains strong, but the timing of certain projects vary from period to period due to timing of work on significant projects. Transmission revenues were positively impacted by the SCE&G EPC project which commenced construction around January 2012.

•

Substation Revenues. Substation revenues increased 8.4% from the prior year. Our substation services growth has benefited from our geographic expansion and incremental growth of Klondyke’s services in this area.

Segment Income from Operations. Segment income from operations increased 320.9% to $38.3 million for the three months ended December 31, 2012 from $9.1 million for the three months ended December 31, 2011. Segment income from operations as a percentage of revenues increased to 16.8% for the three months ended December 31, 2012 from 5.8% for the same period in the prior year. Our segment income from operations was positively impacted by our higher storm restoration revenues and improving margins in core construction services.

All Other Operations

	Three Months Ended December 31,
	2012	2011	% Change
All Other Operations revenue	$55.7	$17.7
Intersegment eliminations	(10.4)	(2.0)

Total revenues, net	$45.3	$15.7	188.5%
Segment income from operations	$1.9	$0.7	171.4%

Revenues. All Other Operations revenues increased 188.5%, or $29.6 million, to $45.3 million for the three months ended December 31, 2012 from $15.7 million for the three months ended December 31, 2011. Engineering revenues were positively impacted by increased activity on the SCE&G EPC project which commenced construction around January 2012. Engineering revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues. Material procurement services, if they are provided, are typically on our EPC projects that are administered by engineering and represent our lowest margin service. As a result, our segment income from operations will fluctuate due to material procurement associated with our EPC projects. The acquisition of UCS on July 2, 2012 contributed $21.1 million of revenue (including $4.4 million in storm assessment services) during the three months ended December 31, 2012.

Segment Income from Operations. Segment income from operations increased 171.4% to $1.9 million for the three months ended December 31, 2012 from $0.7 million for the three months ended December 31, 2011. Segment income from operations as a percentage of revenues decreased to 4.2% for the three months ended December 31, 2012 from 4.5% for the same period in the prior year. Our segment income from operations was positively impacted by the acquisition of UCS, which benefits from higher margin engineering services including storm assessment and inspection services. UCS does not provide material procurement services that lower overall margins. Significant material procurement services incurred primarily related to the SCE&G EPC project negatively impacted margins during the three months ended December 31, 2012.

Consolidated Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Revenues. Revenues increased 51%, or $174.5 million, to $518.3 million for the six months ended December 31, 2012 from $343.8 million for the six months ended December 31, 2011. The increase was attributable to a $76.5 million increase in storm-related revenues and a $98.0 million increase in core revenue. Our acquisition of UCS on July 2, 2012 provided $40.3 million in revenues ($32.7 core services and $7.6 storm assessment and inspection services) for the current six month period.

Our storm-related revenues are highly volatile and unpredictable. For the six months ended December 31, 2012, storm-related revenues totaled $133.2 million, which was primarily attributable to Hurricane Issac and Hurricane Sandy during the six month period. For the six months ended December 31, 2011, storm-related revenues totaled $56.7 million, which was primarily attributable to Hurricane Irene and a large snow storm that occurred in the Northeast during November 2011.

Gross Profit. Gross profit increased 95%, or $46.9 million, to $96.2 million for the six months ended December 31, 2012 from $49.3 million for the six months ended December 31, 2011. Gross profit as a percentage of revenues increased to 18.6% for the six months ended December 31, 2012 from 14.3% for the same period in the prior year. Our gross profit was positively impacted by our higher storm-related revenues and improving margins in construction and engineering services.

General and Administrative Expenses. General and administrative expenses increased 24% to $39.4 million for the six months ended December 31, 2012 from $31.9 million for the six months ended December 31, 2011. As a percentage of revenues, general and administrative expenses decreased to 7.6% for the six months ended December 31, 2012 from 9.3% for the same period in the prior year. The increase in general and administrative expenses was primarily due to approximately $1.9 million of overhead costs related to UCS, which was acquired on July 2, 2012, $2.4 million in compensation, benefits, recruiting and travel to support geographic expansion and revenue growth, $1.8 million for accrued incentive bonuses, and $0.5 million in severance.

Interest Expense and Other, Net. Interest expense and other, net decreased 17% to $4.0 million for the six months ended December 31, 2012 from $4.8 million for the six months ended December 31, 2011. The $4.8 million includes the write-off of approximately $1.7 million of unamortized deferred loan costs as additional interest expense related to our prior credit facility in August 2011. The decrease in deferred loan cost amortization was partially offset by an increase in interest expense from the $70.0 million in additional funds borrowed for the UCS acquisition. On June 27, 2012, we exercised the accordion feature of our revolving credit facility and entered into a commitment increase agreement with our lenders thereby increasing the lenders’ commitments by $75.0 million from $200.0 million to $275.0 million. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further information on our revolving credit facility.

Income Tax Expense. Income tax expense was $20.1 million and $5.0 million for the six months ended December 31, 2012 and 2011, respectively. Effective income tax rates of 38.0% and 39.8% for the six months ended December 31, 2012 and 2011, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including changes in permanent differences primarily related to the Internal Revenue Code Section 199 deduction, and Internal Revenue Code Section 162(m) deduction limitations for compensation for fiscal 2013, and meals and entertainment, state income and gross margin taxes and the relative size of our consolidated income before income taxes.

Operating Results by Segment – Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Construction

	Six Months Ended December 31,
Construction	2012	2011	% Change
Construction revenue	$432.0	$318.7
Intersegment eliminations	(0.2)	(6.4)

Total revenues, net	$431.8	$312.3	38.3%
Segment income from operations	$54.9	$17.7	210.2%

Revenues. Construction revenues increased 38.3%, or $119.5 million, to $431.8 million for the six months ended December 31, 2012 from $312.3 million for the six months ended December 31, 2011.

The following table contains supplemental information on construction revenue and percentage changes by category for the periods indicated:

	Six Months Ended December 31,
Category of Revenue	2012	2011	% Change
Distribution and other	$232.1	$200.5	15.8%
Transmission	47.3	32.3	46.4%
Substation	26.8	22.8	17.5%

Total core revenue	306.2	255.6	19.8%
Storm restoration services	125.6	56.7	121.5%

Total	$431.8	$312.3	38.3%

•

Distribution and Other Revenues. Our combined revenues for overhead and underground distribution services and other revenue increased 15.8% from the prior year period, primarily due to renewable projects in California and a general increase in demand for overhead distribution maintenance services for the six months ended December 31, 2012. We did experience some additional displacement in distribution revenue during the current six months ended due to the increased diversion of work crews to perform incremental storm services compared to the six months ended December 31, 2011. Our underground distribution services show a slight improvement compared to the prior period but continue to be significantly less than volumes prior to fiscal 2008.

•

Transmission Revenues. Transmission revenues increased 46.4% from the prior year period. Our transmission project pipeline remains strong, but the timing of certain projects vary from period to period due to timing of work on significant projects. Transmission revenues were positively impacted by the SCE&G EPC project which commenced construction around January 2012.

•

Substation Revenues. Substation revenues increased 17.5% from the prior year. Our substation services growth has benefited from our geographic expansion and incremental growth of Klondyke’s services in this area.

Segment Income from Operations. Segment income from operations increased 210.2% to $54.9 million for the six months ended December 31, 2012 from $17.7 million for the six months ended December 31, 2011. Segment income from operations as a percentage of revenues increased to 12.7% for the six months ended December 31, 2012 from 5.7% for the same period in the prior year. Our segment income from operations was positively impacted by our higher storm restoration revenues and improving margins in core construction services. We also benefited from a mark-to-market adjustment on our diesel hedging program that provided a $1.5 million decrease in our cost of operations during the six months ended December 31, 2012. We were negatively impacted by the mark-to-market adjustment during the six months ended December 31, 2011 that caused a $1.1 million increase in our cost of operations for that period.

All Other Operations

	Six Months Ended December 31,
	2012	2011	% Change
All Other Operations revenue	$107.9	$33.5
Intersegment eliminations	(21.4)	(2.0)

Total revenues, net	$86.5	$31.5	174.6%
Segment income from operations	$4.0	$0.1	3900.0%

Revenues. All Other Operations revenues increased 174.6%, or $55.0 million, to $86.5 million for the six months ended December 31, 2012 from $31.5 million for the six months ended December 31, 2011. Engineering revenues were positively impacted by increased activity on the SCE&G EPC project which commenced construction around January 2012. Engineering revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues. Material procurement services, if they are provided, are typically on our EPC projects that are administered by engineering and represent our lowest margin service. As a result, our segment income from operations will fluctuate due to material procurement associated with our EPC projects. The acquisition of UCS on July 2, 2012 contributed $40.3 million of revenue (including $7.6 million in storm assessment services) during the six months ended December 31, 2012.

Segment Income from Operations. Segment income from operations increased 3900.0% to $4.0 million for the six months ended December 31, 2012 from $0.1 million for the six months ended December 31, 2011. Segment income from operations as a percentage of revenues increased to 4.6% for the six months ended December 31, 2012 from breakeven for the same period in the prior year. Our segment income from operations was positively impacted by the acquisition of UCS, which benefits from higher margin engineering services including storm assessment and inspection services. UCS does not provide material procurement services that lower overall margins. In addition, engineering services were positively impacted by increased activity on the SCE&G EPC project which commenced construction around January 2012.

Liquidity and Capital Resources

Our primary cash needs have been for working capital, capital expenditures, a special dividend, payments under our revolving credit facility and acquisitions. Our primary source of cash for the six months ended December 31, 2012 was through borrowings from our revolving credit facility and cash from operations. As of December 31, 2012, we had $27.1 million in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts from storm-related jobs. Our primary source of cash for the six months ended December 31, 2011 was through borrowings from our revolving credit facility due to working capital demands from increased storm activity. As of December 31, 2011, we had $11.0 million in accounts receivable from storm-related jobs.

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

As of December 31, 2012, we had $207.5 million in borrowings and our availability under our revolving credit facility was $61.4 million (after giving effect to $6.1 million of outstanding standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our revolving credit facility, which are discussed below.

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

Changes in Cash Flows:

	Six Months Ended
	December 31,
	2012	2011
	(In millions)
Net cash provided by operating activities	$36.9	$17.1
Net cash used in investing activities	$(85.6)	$(31.3)
Net cash provided by financing activities	$49.6	$14.6

Net cash provided by operating activities increased to $36.9 million for the six months ended December 31, 2012 from net cash provided by operating activities of $17.1 million for the six months ended December 31, 2011. The increase in operating cash flows was primarily due to improvement of net income by $25.4 million partially offset by timing of working capital requirements, upward trends for accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts related to storm services, and overall business growth.

We received a refund from the commercial insurance carrier that administers our partially self-insured individual workers’ compensation, vehicle and general liability insurance programs for retrospective premium payment adjustments of $5.5 million in December 2012, which is included in net cash provided by operating activities for the six months ended December 31, 2012. These refunds are included in changes in insurance and claims accruals. Retrospective adjustments have historically been prepared annually on a “paid-loss” basis by our commercial insurance carrier. The last retrospective premium payment adjustment from our commercial insurance carrier resulted in a refund totaling $3.5 million that was received in August 2011.

Net cash used in investing activities increased to $85.6 million for the six months ended December 31, 2012 from $31.3 million for the six months ended December 31, 2011. This increase is primarily due to cash used for the acquisition of UCS in July 2, 2012 totaling $69.7 million (net of cash acquired totaling $0.7 million), and increased capital expenditures. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.

Net cash provided by financing activities increased to $49.6 million for the six months ended December 31, 2012 compared to $14.6 million for the six months ended December 31, 2011. On August 24, 2011, we entered into a $200.0 million revolving credit facility that replaced our prior credit facility of which $113.0 million was outstanding under our prior credit facility and accrued interest totaling $0.3 million was paid off at that time. Total costs associated with the existing revolving credit facility were approximately $1.8 million which are being capitalized and amortized over the term of the agreement using the effective interest method. On June 27, 2012, we exercised the accordion feature of the revolving credit facility and entered into a commitment increase agreement with our lenders thereby increasing the lenders’ commitments by $75.0 million, from $200.0 million to $275.0 million. We borrowed $70.0 million to finance the UCS acquisition during the six months ended December 31, 2012. On December 4, 2012, we announced that our Board of Directors declared a special cash dividend of $1.00 per share on our common stock totaling $35,164. The dividend was payable to stockholders of record as of December 14, 2012 and was paid on December 21, 2012.

EBITDA to U.S. GAAP Reconciliation

EBITDA is a non-U.S. GAAP financial measure that represents the sum of net income, income tax expense, interest expense, depreciation and amortization. EBITDA is used internally when evaluating our operating performance and management believes that EBITDA allows investors to make a more meaningful comparison between our core business operating results on a consistent basis over different periods of time, as well as with those of other similar companies. Management believes that EBITDA, when viewed with our results under U.S. GAAP and the accompanying reconciliation, provides additional information that is useful for evaluating the operating performance of our business without regard to potential distortions. Additionally, management believes that EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. This non-U.S. GAAP measure excludes certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below provides a reconciliation between net income and EBITDA.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(In millions)		(In millions)
Net income	$23.6	$4.9	$32.9	$7.5
Adjustments:
Interest expense	1.9	1.3	4.0	4.8
Income tax expense	13.9	3.4	20.1	5.0
Depreciation and amortization	11.1	9.7	21.5	19.4

EBITDA	$50.5	$19.3	$78.5	$36.7

EBITDA increased 161.7% to $50.5 million for the three months ended December 31, 2012 from $19.3 million for the three months ended December 31, 2011. EBITDA increased 113.9% to $78.5 million for the six months ended December 31, 2012 from $36.7 million for the six months ended December 31, 2011. The increased EBITDA for the three and six months ended December 31, 2012 was primarily due to a higher level of storm activity compared to the prior year periods.

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

Our revolving credit facility requires us to maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our revolving credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.0 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in the revolving credit facility) of at least 1.25 to 1. At December 31, 2012, we were in compliance with such covenants with a fixed charge coverage and leverage ratio of 3.24 and 1.83, respectively. Our revolving credit facility contains a number of other affirmative and negative covenants, including limitations on dissolutions, sales of assets, investments, indebtedness and liens.

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

Letters of Credit

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. We use our revolving credit facility to issue letters of credit. As of December 31, 2012, we had $6.1 million of standby letters of credit issued under our revolving credit facility primarily for insurance and bonding purposes. Our ability to obtain letters of credit under the revolving portion of our credit facility is conditioned on our continued compliance with the affirmative and negative covenants of our credit facility.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of December 31, 2012, we had $127.8 million in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.

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

Recent Accounting Pronouncements

See Note 12, “Recent Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

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

•

our belief that the lawsuits, claims and other legal proceedings to which we are subject in the ordinary course of business, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial position or cash flows;

•	our belief that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future;

•	our belief that our experienced management team has positioned us to benefit from the substantial long-term growth drivers in our industry;

•	our belief that our acquisitions of Klondyke and Pine Valley will allow us to continue to expand our EPC services in the western United States and better compete in markets with unionized workforces;

•	our expectation that the FASB guidance related to testing goodwill for impairment will not have a material impact on our financial statements;

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

•

the possibility that if we fail to comply with the covenants contained in our revolving credit facility, we may be unable to access our revolving credit facility upon which we depend for letters of credit and other short-term borrowings, and that this would have a negative impact on our liquidity and require us to obtain alternative short-term financing;

•	our belief that the financial institutions with whom we maintain substantially all of our cash investments are high credit quality financial institutions;

•	our expectation that the FASB guidance regarding disclosures about offsetting assets and liabilities will not have a material impact on our financial position, results of operations or cash flows;

•	our expectation that the net amount of the existing losses in OCI at December 31, 2012 reclassified into net income over the next 12 months will be approximately $48,000; and

•	our belief that it is unlikely that any material claims will be made under a letter of credit in the foreseeable future.

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

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of December 31, 2012 our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit	Description

3.1	Certificate of Incorporation of Pike Electric Corporation (Incorporated by reference to Exhibit 3.1 on our Registration Statement on Form S-1/A filed July 12, 2005)

3.2	Amended and Restated Bylaws of Pike Electric Corporation, as of September 1, 2011 (Incorporated by reference to Exhibit 3.2 on our Annual Report on Form 10-K filed September 6, 2011)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Financial statements from the quarterly report on Form 10-Q of Pike Electric Corporation for the quarter ended December 31, 2012, filed on February 6, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE ELECTRIC CORPORATION (Registrant)

Date: February 6, 2013	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: February 6, 2013	By:	/s/ Anthony K. Slater
Anthony K. Slater
Executive Vice President and Chief Financial Officer