Form 10-Q
period 2013-03-31
Pike Electric CORP
filed 2013-05-07
CIK 1317577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of April 30, 2013, there were 35,293,871 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31,	June 30,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,970	$1,601
Accounts receivable, net	118,488	91,059
Costs and estimated earnings in excess of billings on uncompleted contracts	67,592	66,414
Inventories	15,153	15,348
Prepaid expenses and other	8,062	9,001
Deferred income taxes	9,327	9,722

Total current assets	224,592	193,145
Property and equipment, net	176,326	174,655
Goodwill	153,657	122,932
Other intangibles, net	77,002	43,617
Deferred loan costs, net	1,747	2,175
Other assets	2,122	1,624

Total assets	$635,446	$538,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,399	$26,206
Accrued compensation	28,912	28,703
Billings in excess of costs and estimated earnings on uncompleted contracts	11,074	5,318
Accrued expenses and other	12,012	7,551
Current portion of insurance and claim accruals	13,640	11,525

Total current liabilities	93,037	79,303
Revolving credit facility	191,000	123,000
Insurance and claim accruals, net of current portion	5,252	3,956
Deferred compensation	6,157	5,578
Deferred income taxes	57,193	46,749
Other liabilities	2,895	2,637
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 35,291 and 35,052 shares issued and outstanding at March 31, 2013 and June 30, 2012, respectively	6,428	6,428
Additional paid-in capital	175,758	173,060
Accumulated other comprehensive loss, net of taxes	(124)	—
Retained earnings	97,850	97,437

Total stockholders’ equity	279,912	276,925

Total liabilities and stockholders’ equity	$635,446	$538,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues	$200,222	$162,766	$718,503	$506,588
Cost of operations	175,177	142,228	597,302	436,782

Gross profit	25,045	20,538	121,201	69,806
General and administrative expenses	18,704	16,220	58,063	48,096
Gain on sale of property and equipment	(147)	(406)	(345)	(288)

Income from operations	6,488	4,724	63,483	21,998
Other expense (income):
Interest expense	1,679	1,179	5,686	6,017
Other, net	(5)	(15)	(30)	(28)

Total other expense, net	1,674	1,164	5,656	5,989

Income before income taxes	4,814	3,560	57,827	16,009
Income tax expense	2,121	1,536	22,250	6,490

Net income	$2,693	$2,024	$35,577	$9,519

Earnings per share:
Basic	$0.08	$0.06	$1.01	$0.28

Diluted	$0.08	$0.06	$1.01	$0.27

Shares used in computing earnings per share:
Basic	35,219	34,869	35,132	34,569

Diluted	35,663	35,241	35,363	35,066

Dividends per share:	$—	$—	$1.00	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income	$2,693	$2,024	$35,577	$9,519
Other comprehensive (loss) income:
Change in fair value of interest rate cash flow hedges, net of income taxes of ($1), $26, ($79) and $91, respectively	(3)	41	(124)	143

Total other comprehensive (loss) income	(3)	41	(124)	143

Comprehensive income	$2,690	$2,065	$35,453	$9,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$35,577	$9,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,351	28,901
Non-cash interest expense	747	2,508
Deferred income taxes	(2,696)	(1,840)
Gain on sale of property and equipment	(345)	(288)
Equity compensation expense	2,659	2,942
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(15,330)	(22,581)
Inventories, prepaid expenses and other	1,515	3,190
Insurance and claim accruals	3,411	(2,624)
Accounts payable, accrued expenses and other	8,965	(1,953)

Net cash provided by operating activities	65,854	17,774
Cash flows from investing activities:
Purchases of property and equipment	(27,593)	(21,841)
Business acquisitions, net	(69,654)	(16,806)
Net proceeds from sale of property and equipment	2,667	3,094

Net cash used in investing activities	(94,580)	(35,553)
Cash flows from financing activities:
Principal payment on long-term debt	—	(99,000)
Borrowings under prior revolving credit facility	—	37,700
Repayments under prior revolving credit facility	—	(37,700)
Borrowings under existing revolving credit facility	249,500	194,920
Repayments under existing revolving credit facility	(181,500)	(75,420)
Stock option and employee stock purchase activity, net	396	(1,091)
Special cash dividend declared and paid	(35,164)	—
Deferred loan costs	(137)	(1,733)

Net cash provided by financing activities	33,095	17,676

Net increase (decrease) in cash and cash equivalents	4,369	(103)
Cash and cash equivalents beginning of period	1,601	311

Cash and cash equivalents end of period	$5,970	$208

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended March 31, 2013 and 2012

(In thousands, except per share amounts)

1. Basis of Presentation

The accompanying condensed consolidated financial statements of Pike Electric Corporation and its wholly-owned subsidiaries (the “Company,” “Pike,” “we,” “us” and “our”) are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The condensed consolidated balance sheet at June 30, 2012 has been derived from our audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with our financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

2. Business

We are one of the largest providers of energy solutions for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from our roots as a specialty non-unionized contractor for electric utilities focused on the distribution sector in the southeastern United States to a national, leading turnkey energy solutions provider with diverse capabilities servicing over 300 customers, including investor-owned, municipal and co-operative electric utilities, developers and general contractors. Our comprehensive suite of energy solutions now includes facilities planning and siting, permitting, engineering, design, installation, maintenance and repair of power and telecommunication delivery systems, including renewable energy projects and storm-related services. As a result of the acquisition of Synergetic Design Holdings, Inc. and its subsidiary UC Synergetic, Inc. (together “UCS”) expanding the size and scope of our engineering business, we decided in the first quarter of fiscal 2013 to change our reportable segments. As a result of these changes, we operate our business as two reportable segments: Construction and All Other Operations. See Note 14 for further information on our segments.

We currently are pursuing international opportunities. We believe that our reputation and experience combined with our broad range of services allows us to opportunistically bid on attractive international projects. We believe that there will be large and financially attractive projects to pursue in international markets over the next few years as developing regions install or develop their electric infrastructure.

We monitor revenue by two categories of services: core and storm-related. We use this breakdown because core services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, and storm-related revenues represent additional revenue opportunities that depend on severe weather conditions.

The table below sets forth our revenues by category of service for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2013		2012		2013		2012
Core services	$174,756	87.3%	$156,497	96.1%	$559,836	77.9%	$443,635	87.6%
Storm-related services	25,466	12.7%	6,269	3.9%	158,667	22.1%	62,953	12.4%

Total	$200,222	100.0%	$162,766	100.0%	$718,503	100.0%	$506,588	100.0%

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

The financial results of the operations of UCS have been included in our condensed consolidated statements of income since the date of the acquisition, July 2, 2012, and include revenue of $18,345 and $58,684 and net income of $553 and $2,733 for the three and nine months ended March 31, 2013, respectively. The following unaudited pro forma condensed statement of income data gives effect to the acquisition of UCS as if it had occurred on July 1, 2011. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues	$200,222	$179,193	$718,503	$562,603

Net income	$2,693	$2,704	$35,577	$11,639

Basic earnings per common share	$0.08	$0.08	$1.01	$0.34

Diluted earnings per common share	$0.08	$0.08	$1.01	$0.33

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

The financial results of the operations of Pine Valley have been included in our condensed consolidated statements of income since the date of the acquisition, August 1, 2011,and include revenue of $3,796 and $15,445 and net (loss) income of ($228) and $327 for the three and nine months ended March 31, 2012, respectively.

The following unaudited pro forma statement of income data gives effect to the acquisition of Pine Valley as if it had occurred on July 1, 2011. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented.

	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012
Revenues	$162,766	$508,399

Net income	$2,024	$9,630

Basic earnings per common share	$0.06	$0.28

Diluted earnings per common share	$0.06	$0.27

4. Assets Held For Sale

Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market. Assets held for sale totaled $481 and $119 at March 31, 2013 and June 30, 2012, respectively, and are included in prepaid expenses and other in the condensed consolidated balance sheets. All of the assets held for sale at March 31, 2013 are expected to be sold in the next 12 months.

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

Effective January 2013, we entered into an interest rate swap agreement (the “January 2013 Swap”) with a notional amount of $10,000 to help manage a portion of our interest risk related to our floating-rate debt. Under the January 2013 Swap, we pay a fixed rate of 0.42% and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The January 2013 Swap qualified for hedge accounting and is designated as a cash flow hedge. There was no hedge ineffectiveness for the January 2013 Swap for the three and nine months ended March 31, 2013. The swap will expire in June 2015.

Effective December 2012, we entered into two interest rate swap agreements (the “December 2012 Swaps”), with notional amounts of $10,000 and $25,000, respectively, to help manage a portion of our interest risk related to our floating-rate debt. Under the December 2012 Swaps, we pay fixed rates of 0.42% and 0.45%, respectively, and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The December 2012 Swaps qualified for hedge accounting and are designated as cash flow hedges. There was no hedge ineffectiveness for the December 2012 Swaps for the three and nine months ended March 31, 2013. These swaps will expire in June 2015.

Effective September 2012, we entered into two interest rate swap agreements (the “September 2012 Swaps”), each with notional amounts of $25,000, to help manage a portion of our interest risk related to our floating-rate debt. Under the September 2012 Swaps, we pay fixed rates of 0.40% and 0.42%, respectively, and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The September 2012 Swaps qualified for hedge accounting and are designated as cash flow hedges. There was no hedge ineffectiveness for the September 2012 Swaps for the three and nine months ended March 31, 2013. These swaps will expire in February and March 2015, respectively.

Effective May 2010, we entered into an interest rate swap agreement (the “May 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt. The May 2010 Swap expired in May 2012. Under the May 2010 Swap, we paid a fixed rate of 1.1375% and received a rate equivalent to the 30-day LIBOR, adjusted monthly. The May 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the May 2010 Swap for the three and nine months ended March 31, 2012.

Effective June 2010, we entered into an interest rate swap agreement (the “June 2010 Swap”) with a notional amount of $20,000 to help manage a portion of our interest risk related to our floating-rate debt. The June 2010 Swap expired in June 2012. Under the June 2010 Swap, we paid a fixed rate of 1.0525% and received a rate equivalent to the 30-day LIBOR, adjusted monthly. The June 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the June 2010 Swap for the three and nine months ended March 31, 2012.

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

We periodically enter into diesel fuel swaps to manage our exposure to diesel price volatility. As of March 31, 2013, we had hedged approximately 56% of our next 12 months of projected diesel fuel purchases at prices ranging from $3.71 to $4.23 per gallon at a weighted-average price of $3.92 per gallon. We are not currently utilizing hedge accounting for any active diesel fuel derivatives and as such changes in the fair value of the diesel fuel swaps are recognized in the condensed consolidated statements of income.

Balance Sheet and Statement of Income Information

The fair value of derivatives at March 31, 2013 and June 30, 2012 is summarized below:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at Mar. 31, 2013	Fair Value at June 30, 2012	Fair Value at Mar. 31, 2013	Fair Value at June 30, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other	$—	$—	$203	$—

Total derivatives designated as hedging instruments		$—	$—	$203	$—

Derivatives not designated as hedging instruments:
Diesel fuel swaps (gross) (1)	Prepaid expenses and other	$201	$—	$—	$—
Diesel fuel swaps (gross) (1)	Accrued expenses and other	—	—	—	1,588

Total derivatives not designated as hedging instruments		$201	$—	$—	$1,588

Total derivatives		$201	$—	$203	$1,588

(1)	The fair values of asset and liability derivatives with the same counterparty are netted on the balance sheet.

The effects of derivative instruments on the condensed consolidated statements of income for the three and nine months ended March 31, 2013 and 2012 are summarized in the following tables:

Derivatives designated as cash flow hedging instruments:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Earnings	Amount of Loss Reclassified from Accumulated OCI into Earnings
Three Months Ended March 31,	2013	2012		2013	2012
Interest rate swaps (1)	$(3)	$41	Interest expense	$(18)	$(51)

Totals	$(3)	$41		$(18)	$(51)

Nine Months Ended March 31,	2013	2012		2013	2012
Interest rate swaps (1)	$(124)	$143	Interest expense	$(34)	$(160)

Totals	$(124)	$143		$(34)	$(160)

(1)	Net of income tax.

Derivatives not designated as cash flow hedging instruments:

	Location of Gain (Loss) Recognized in Earnings	Amount of Gain (Loss) Recognized in Earnings
Three Months Ended March 31,		2013	2012
Diesel fuel swaps	Cost of operations	$328	$439

Total		$328	$439

Nine Months Ended March 31,		2013	2012
Diesel fuel swaps	Cost of operations	$1,789	$(646)

Total		$1,789	$(646)

Accumulated OCI

For the interest rate swaps, the following table summarizes the net derivative losses, net of taxes, recorded into accumulated OCI and reclassified to income for the periods indicated below.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net accumulated derivative loss deferred at beginning of period	$(121)	$(76)	$—	$(178)
Changes in fair value	(21)	(10)	(158)	(17)
Reclassification to net income	18	51	34	160

Net accumulated derivative loss deferred at end of period	$(124)	$(35)	$(124)	$(35)

The estimated net amount of the existing losses in OCI at March 31, 2013 expected to be reclassified into net income over the next 12 months is approximately $55. This amount was computed using the fair value of the cash flow hedges at March 31, 2013 and will differ from actual reclassifications from OCI to net income during the next 12 months.

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

Borrowings under our revolving credit facility bear interest at a variable rate at our option of either (i) the Base Rate, defined as the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or LIBOR plus 1.00%, plus a margin ranging from 0.50% to 1.50% or (ii) LIBOR plus a margin ranging from 2.00% to 3.00%. The margins are applied based on our leverage ratio, which is computed quarterly. We are subject to a commitment fee ranging from 0.375% to 0.625% and letter of credit fees between 2.00% and 3.00% based on our leverage ratio. We are also subject to letter of credit fronting fees of 0.125% per annum for amounts available to be withdrawn.

Our revolving credit facility contains a number of other affirmative and restrictive covenants, including limitations on dissolutions, sales of assets, investments, and indebtedness and liens. Our revolving credit facility also includes a requirement that we maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our revolving credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.00 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in our revolving credit facility) of at least 1.25 to 1.00.

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

As of March 31, 2013, we had $191,000 in borrowings and our availability under our revolving credit facility was $79,900 (after giving effect to $4,100 of outstanding standby letters of credit).

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

As of March 31, 2013, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge a portion of our diesel fuel costs and our exposure to interest rate fluctuations. These derivative instruments currently consist of swaps only. See Note 5 for further information on our derivative instruments and hedging activities.

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

At March 31, 2013 and June 30, 2012, the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

Description	March 31, 2013	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$201	$—	$201	$—
Liability:
Interest rate swap agreements	(203)	—	(203)	—

Description	June 30, 2012	Level 1	Level 2	Level 3
Liability:
Diesel fuel swap agreements	$(1,588)	$—	$(1,588)	$—

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

9. Stock-Based Compensation

Compensation expense related to stock-based compensation plans was $988 and $953 for the three months ended March 31, 2013 and 2012, respectively, and $2,659 and $2,942 for the nine months ended March 31, 2013 and 2012, respectively. The income tax benefit recognized for stock-based compensation arrangements was $386 and $372 for the three months ended March 31, 2013 and 2012, respectively, and $1,039 and $1,149 for the nine months ended March 31, 2013 and 2012, respectively. There were 64 and 746 stock option exercises related to stock-based compensation plans for the three months ended March 31, 2013 and 2012, respectively, and 106 and 797 stock option exercises for the nine months ended March 31, 2013 and 2012, respectively.

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

In assessing the value of deferred tax assets, we consider whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, we provide a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value, if applicable. We have concluded that no valuation allowance is required for deferred tax assets at March 31, 2013 and June 30, 2012, respectively.

Effective income tax rates of 44.1% and 43.1% for the three months ended March 31, 2013 and 2012, respectively, and 38.5% and 40.5% for the nine months ended March 31, 2013 and 2012, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including changes in permanent differences primarily related to the Internal Revenue Code Section 199 deduction and Internal Revenue Code Section 162(m) deduction limitations for compensation, meals and entertainment, state income and gross margin taxes, true up of income tax provision to final federal and state tax returns and the relative size of our consolidated income before income taxes.

11. Earnings Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Basic:
Net income	$2,693	$2,024	$35,577	$9,519

Weighted average common shares	35,219	34,869	35,132	34,569

Basic earnings per share	$0.08	$0.06	$1.01	$0.28

Diluted:
Net income	$2,693	$2,024	$35,577	$9,519

Weighted average common shares	35,219	34,869	35,132	34,569
Potential common stock arising from stock options and restricted stock	444	372	231	497

Weighted average common shares—diluted	35,663	35,241	35,363	35,066

Diluted earnings per share	$0.08	$0.06	$1.01	$0.27

Outstanding options and restricted stock awards equivalent to 1,516 and 2,567 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2013 and 2012, respectively, and the equivalent of 2,260 and 2,486 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended March 31, 2013 and 2012, respectively, because their effect would have been anti-dilutive.

12. Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment was effective retrospectively for our interim period ended September 30, 2012. The adoption of this guidance only affected presentation and did not have an impact on our financial position, results of operations or cash flows.

In February 2013, the FASB issued final guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of accumulated other comprehensive income. The guidance is effective for our fiscal year beginning July 1, 2013 and is to be applied prospectively. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on our financial position, results of operations or cash flows.

Accounting for Goodwill and Intangible Assets

In September 2011, the FASB issued guidance related to testing goodwill for impairment which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, a more detailed two-step goodwill impairment test will need to be performed which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The amendment will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The amendment was effective prospectively for our interim period ended September 30, 2012. We will adopt this guidance in performing our annual goodwill impairment test as of the first day of the fourth quarter this fiscal year. The adoption of this guidance is not expected to have a material impact on our financial statements.

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

13. Commitments and Contingencies

Legal Proceedings

We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, (i) compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract or property damages, (ii) punitive damages, civil penalties or other damages, or (iii) injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of March 31, 2013, we had $108,335 in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Electric Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.

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

Indemnities

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of March 31, 2013, we do not believe that any future indemnity claims against us would have a material adverse effect on our financial position, results of operations or cash flows.

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

The types of services from which each reportable segment derives its revenues are as follows:

•

Construction includes installation, maintenance and repair of power delivery systems, including storm restoration services. The Construction segment accounted for 83% and 89% of consolidated revenue for the three months ended March 31, 2013 and 2012, respectively, and 83% and 90% of consolidated revenue for the nine months ended March 31, 2013 and 2012, respectively.

•

All Other Operations consists of three business units that perform siting, permitting, engineering and design of power and telecommunications delivery systems, including storm assessment and inspection services. The business units reflected in the All Other Operations segment individually do not meet the thresholds to be reported as separate reportable segments.

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

	Three Months Ended March 31, 2013
	Construction	All Other Operations	Other	Total
Core services	$143,215	$40,530	$—	$183,745
Less: Intersegment revenues	(531)	(8,458)	—	(8,989)

Core services, net	142,684	32,072	—	174,756
Storm-related services	24,034	1,432	—	25,466

Revenues, net	$166,718	$33,504	$—	$200,222
Income (loss) from operations	$5,246	$1,344	$(102)	$6,488
Depreciation and amortization	$8,558	$1,341	$—	$9,899
Purchases of property and equipment	$9,747	$142	$—	$9,889

	Three Months Ended March 31, 2012
	Construction	All Other Operations	Other	Total
Core services	$138,180	$19,616	$—	$157,796
Less: Intersegment revenues	(45)	(1,254)	—	(1,299)

Core services, net	138,135	18,362	—	156,497
Storm-related services	6,269	—	—	6,269

Revenues, net	$144,404	$18,362	$—	$162,766
Income (loss) from operations	$3,849	$1,491	$(616)	$4,724
Depreciation and amortization	$9,323	$148	$—	$9,471
Purchases of property and equipment	$6,514	$—	$—	$6,514

	Nine Months Ended March 31, 2013
	Construction	All Other Operations	Other	Total
Core services	$449,634	$140,843	$—	$590,477
Less: Intersegment revenues	(769)	(29,872)	—	(30,641)

Core services, net	448,865	110,971	—	559,836
Storm-related services	149,629	9,038	—	158,667

Revenues, net	$598,494	$120,009	$—	$718,503
Income (loss) from operations	$60,153	$5,306	$(1,976)	$63,483
Depreciation and amortization	$27,307	$4,044	$—	$31,351
Purchases of property and equipment	$26,904	$689	$—	$27,593

	Nine Months Ended March 31, 2012
	Construction	All Other Operations	Other	Total
Core services	$400,201	$53,091	$—	$453,292
Less: Intersegment revenues	(6,396)	(3,261)	—	(9,657)

Core services, net	393,805	49,830	—	443,635
Storm-related services	62,953	—	—	62,953

Revenues, net	$456,758	$49,830	$—	$506,588
Income (loss) from operations	$21,547	$1,606	$(1,155)	$21,998
Depreciation and amortization	$28,079	$822	$—	$28,901
Purchases of property and equipment	$21,841	$—	$—	$21,841

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

Overview

We are one of the largest providers of energy solutions for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from our roots as a specialty non-unionized contractor for electric utilities focused on the distribution sector in the southeastern United States to a national, leading turnkey energy solutions provider with diverse capabilities servicing over 300 customers including investor-owned, municipal and co-operative electric utilities, including American Electric Power Company, Inc., Dominion Resources, Inc., Duke Energy Corporation, Duquesne Light Company, Florida Power & Light Company, PPL Corporation, PacifiCorp, South Carolina Electric & Gas Company (“SCE&G”) and The Southern Company. Leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utilities customers, we believe that our experienced management team has positioned us to benefit from the substantial long-term growth drivers in our industry.

Over the past five years, we have reshaped our business platform and service territory significantly from being a distribution construction company based primarily in the southeastern United States to a national energy and telecommunications solutions provider. We have done this organically and through strategic acquisitions of companies with complementary service offerings and geographic footprints. Our acquisition of Shaw Energy Delivery Services, Inc. on September 1, 2008 expanded our operations into engineering, design, procurement and construction management services, including in the renewable energy arena, and significantly enhanced our substation and transmission construction capabilities. This acquisition also extended our geographic presence across the continental United States. Our acquisition of Facilities Planning & Siting, PLLC on June 30, 2009 enabled us to provide siting and planning services to our customers, which positions us to be involved at the conceptual stage of our customers’ projects. On June 30, 2010, we acquired Klondyke Construction LLC (“Klondyke”), based in Phoenix, Arizona, which complemented our existing engineering and design capabilities with construction services related to substation, transmission and renewable energy infrastructure. Our August 1, 2011 acquisition of Pine Valley Power, Inc. (“Pine Valley”), located near Salt Lake City, Utah, further strengthened our substation, transmission and distribution construction service capabilities in the western United States. We believe that our acquisitions of Klondyke and Pine Valley will allow us to continue to expand our engineering, procurement and construction (“EPC”) services in the western United States and better compete in markets with unionized workforces. Our July 2, 2012 acquisition of Synergetic Design Holdings, Inc. and its subsidiary, UC Synergetic, Inc. (together “UCS”), headquartered in Charlotte, North Carolina, expanded our engineering and design services primarily for distribution powerline, transmission and substation projects. The UCS acquisition also added new services for storm assessment and inspection services as well as engineering and design services for the communications industry. UCS’s engineering capabilities complement our existing portfolio of companies, add scale and extend our footprint into the Northeast and Midwest. This acquisition significantly increases our ability to provide outsourced engineering and other technical services to our customers and is consistent with our long-term growth strategy.

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

Results of Operations

The following table sets forth selected statements of income data as approximate percentages of revenues for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues:
Core services	87.3%	96.1%	77.9%	87.6%
Storm-related services	12.7%	3.9%	22.1%	12.4%

Total	100.0%	100.0%	100.0%	100.0%
Cost of operations	87.5%	87.4%	83.1%	86.2%

Gross profit	12.5%	12.6%	16.9%	13.8%
General and administrative expenses	9.3%	10.0%	8.1%	9.5%
Gain on sale of property and equipment	-0.1%	-0.2%	-0.1%	-0.1%

Income from operations	3.3%	2.8%	8.9%	4.4%
Interest expense and other, net	0.8%	0.6%	0.8%	1.2%

Income before income taxes	2.5%	2.2%	8.1%	3.2%
Income tax expense	1.1%	0.8%	3.1%	1.3%

Net income	1.4%	1.4%	5.0%	1.9%

Consolidated Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues. Revenues increased 23%, or $37.4 million, to $200.2 million for the three months ended March 31, 2013 from $162.8 million for the three months ended March 31, 2012. The increase was attributable to a $19.2 million increase in storm-related revenues and a $18.2 million increase in core revenue. Our acquisition of UCS on July 2, 2012 provided $18.3 million in revenues ($16.9 million core services and $1.4 million storm assessment and inspection services) for the current quarter. Our Tanzania project, which was substantially complete as of December 31, 2012, provided $0.2 million in revenues during the three months ended March 31, 2013 compared to $3.3 million for the three months ended March 31, 2012.

Our storm-related revenues are highly volatile and unpredictable. For the three months ended March 31, 2013, storm-related revenues totaled $25.4 million, which was primarily attributable to wrapping up storm response work related to Hurricane Sandy in January 2013 and severe snow storm events in several states in the southern and northeastern United States during February 2013. For the three months ended March 31, 2012, storm-related revenues totaled $6.3 million.

Gross Profit. Gross profit increased 22%, or $4.5 million, to $25.0 million for the three months ended March 31, 2013 from $20.5 million for the three months ended March 31, 2012. Gross profit as a percentage of revenues decreased to 12.5% for the three months ended March 31, 2013 from 12.6% for the same period in the prior year. The higher gross profit experienced from storm-related services during the three months ended March 31, 2013 was offset by increased snow and extremely wet weather conditions in our service territory and additional field construction training costs for our Construction personnel. Because of these weather conditions and the timing of field construction training, we lost days and incurred additional non-productive paid time during the three months ended March 31, 2013 compared to the same period of the prior year. In addition, because of continued growth at Pine Valley, crew start-up costs increased during the three months ended March 31, 2013 as a result of recent tool purchases related to the physical expansion of our motorized fleet. Also, our gross profit was negatively impacted from non-productive start-up paid time incurred on a new large telecom project with an existing customer during the three months ended March 31, 2013.

General and Administrative Expenses. General and administrative expenses increased 15% to $18.7 million for the three months ended March 31, 2013 from $16.2 million for the three months ended March 31, 2012. As a percentage of revenues, general and administrative expenses decreased to 9.3% for the three months ended March 31, 2013 from 10.0% for the same period in the prior year. The increase in general and administrative expenses was primarily due to approximately $0.7 million of overhead costs related to UCS, which was acquired on July 2, 2012, and $0.9 million in compensation, benefits, recruiting and travel to support geographic expansion and revenue growth.

Interest Expense and Other, Net. Interest expense and other, net increased 42% to $1.7 million for the three months ended March 31, 2013 from $1.2 million for the three months ended March 31, 2012. The increase is attributable to additional interest expense from the $70.0 million in additional funds borrowed for the UCS acquisition. See Note 6, “Debt,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report for further information on our revolving credit facility.

Income Tax Expense. Income tax expense was $2.1 million and $1.5 million for the three months ended March 31, 2013 and 2012, respectively. Effective income tax rates of 44.1% and 43.1% for the three months ended March 31, 2013 and 2012, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including changes in permanent differences primarily related to the Internal Revenue Code Section 199 deduction and Internal Revenue Code Section 162(m) deduction limitations for compensation, meals and entertainment, state income and gross margin taxes, true up of income tax provision to final filed federal and state tax returns and the relative size of our consolidated income before income taxes.

Operating Results by Segment – Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Construction

	Three Months Ended March 31,
	2013	2012	% Change
Construction revenue	$167.2	$144.4
Intersegment eliminations	(0.5)	(0.0)

Total revenues, net	$166.7	$144.4	15.5%
Segment income from operations	$5.2	$3.8	36.8%

Revenues. Construction revenues increased 15.5%, or $22.3 million, to $166.7 million for the three months ended March 31, 2013 from $144.4 million for the three months ended March 31, 2012.

The following table contains supplemental information on construction revenue and percentage changes by category for the periods indicated:

	Three Months Ended March 31,
	2013	2012	% Change
Category of Revenue
Distribution and other	$104.7	$107.2	-2.3%
Transmission	23.0	18.5	24.3%
Substation	15.0	12.4	20.7%

Total core revenue	142.7	138.1	3.3%
Storm restoration services	24.0	6.3	283.4%

Total	$166.7	$144.4	15.5%

•

Distribution and Other Revenues. Our combined revenues for overhead and underground distribution services and other revenue decreased 2.3% from the prior year period. We experienced some additional displacement in distribution revenue during the quarter due to the increased diversion of work crews to perform incremental storm services compared to the three months ended March 31, 2012. During the three months ended March 31, 2013, we experienced increased snow and extremely wet weather conditions in our service territory and additional field construction training costs for our Construction personnel. Because of these weather conditions and the timing of field construction, we lost days and incurred additional non-productive paid time during the three months ended March 31, 2013 which negatively impacted revenue compared to the same period of the prior year. In addition, Tanzania project revenues declined to $0.2 million for the three months ended March 31, 2013 compared to $3.3 million for the three months ended March 31, 2012 due to substantial completion of this project.

Our underground distribution services showed a slight improvement compared to the prior period but continue to be significantly less than volumes prior to fiscal 2008. The majority of our distribution services are provided to investor-owned, municipal and co-operative utilities under master services agreements (“MSAs”). Services provided under these MSAs include both overhead and underground powerline distribution services. Our MSAs do not guarantee a minimum volume of work. The MSAs provide a framework for core and storm restoration pricing and provide an outline of the service territory in which we will work or the percentage of overall outsourced distribution work we will provide for the customer. Our MSAs also provide a platform for multi-year relationships with our customers. We can easily increase or decrease staffing for a customer without exhaustive contract negotiations.

Other revenues in this category include primarily renewable construction projects in California.

•

Transmission Revenues. Transmission revenues increased 24.3% from the prior year period. A significant amount of our transmission projects are fixed price, site specific projects and revenues can vary based on start dates of the projects and mobilization time.

•

Substation Revenues. Substation revenues increased 20.7% from the prior year period. Our substation services growth has benefited from our geographic expansion and the organic growth of Klondyke’s business.

Segment Income from Operations. Segment income from operations increased 36.8% to $5.2 million for the three months ended March 31, 2013 from $3.8 million for the three months ended March 31, 2012. Segment income from operations as a percentage of revenues increased to 3.1% for the three months ended March 31, 2013 from 2.6% for the same period in the prior year. Our segment income from operations was positively impacted by our higher storm restoration revenues during the quarter. The positive impact from higher storm restoration revenues during the quarter were partially offset by the negative impact from the factors related to the Construction segment discussed above under “Gross Profit” with respect to the three months ended March 31, 2013.

All Other Operations

	Three Months Ended March 31,
	2013	2012	% Change
All Other Operations revenue	$42.0	$19.6
Intersegment eliminations	(8.5)	(1.2)

Total revenues, net	$33.5	$18.4	82.1%
Segment income from operations	$1.3	$1.5	-13.3%

Revenues. All Other Operations revenues increased 82.1%, or $15.1 million, to $33.5 million for the three months ended March 31, 2013 from $18.4 million for the three months ended March 31, 2012. Engineering revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues. Material procurement services, if they are provided, are typically on our EPC projects that are administered by engineering. As a result, our revenue will fluctuate due to material procurement associated with our EPC projects. The acquisition of UCS on July 2, 2012 contributed $18.3 million of revenue (including $1.4 million in storm assessment services) during the three months ended March 31, 2013.

Segment Income from Operations. Segment income from operations decreased 13.3% to $1.3 million for the three months ended March 31, 2013 from $1.5 million for the three months ended March 31, 2012. Segment income from operations as a percentage of revenues decreased to 3.9% for the three months ended March 31, 2013 from 8.2% for the same period in the prior year. Our segment income from operations was negatively impacted from non-productive start-up paid time incurred on a new large telecom project with an existing customer during the three months ended March 31, 2013.

Consolidated Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

Revenues. Revenues increased 42%, or $211.9 million, to $718.5 million for the nine months ended March 31, 2013 from $506.6 million for the nine months ended March 31, 2012. The increase was attributable to a $95.7 million increase in storm-related revenues and a $116.2 million increase in core revenue. Our acquisition of UCS on July 2, 2012 provided $58.7 million in revenues ($49.7 million core services and $9.0 million storm assessment and inspection services) for the current nine month period.

Our storm-related revenues are highly volatile and unpredictable. For the nine months ended March 31, 2013, storm-related revenues totaled $158.6 million, which was primarily attributable to Hurricane Issac and Hurricane Sandy during the nine month period. For the nine months ended March 31, 2012, storm-related revenues totaled $63.0 million, which was primarily attributable to Hurricane Irene and a large snow storm that occurred in the Northeast during November 2011.

Gross Profit. Gross profit increased 74%, or $51.4 million, to $121.2 million for the nine months ended March 31, 2013 from $69.8 million for the nine months ended March 31, 2012. Gross profit as a percentage of revenues increased to 16.9% for the nine months ended March 31, 2013 from 13.8% for the same period in the prior year. Our gross profit was positively impacted by our higher storm-related revenues and improving margins in construction and engineering services.

General and Administrative Expenses. General and administrative expenses increased 21% to $58.1 million for the nine months ended March 31, 2013 from $48.1 million for the nine months March 31, 2012. As a percentage of revenues, general and administrative expenses decreased to 8.1% for the nine months ended March 31, 2013 from 9.5% for the same period in the prior year. The increase in general and administrative expenses was primarily due to approximately $2.7 million of overhead costs related to UCS, which was acquired on July 2, 2012, $2.3 million in compensation, benefits, recruiting and travel to support geographic expansion and revenue growth, $1.5 million for accrued incentive bonuses, and $0.5 million in severance.

Interest Expense and Other, Net. Interest expense and other, net decreased 5% to $5.7 million for the nine months ended March 31, 2013 from $6.0 million for the nine months March 31, 2012. The $6.0 million includes the write-off of approximately $1.7 million of unamortized deferred loan costs as additional interest expense related to our prior credit facility in August 2011. The decrease in deferred loan cost amortization was partially offset by an increase in interest expense from the $70.0 million in additional funds borrowed for the UCS acquisition. On June 27, 2012, we exercised the accordion feature of our revolving credit facility and entered into a commitment increase agreement with our lenders thereby increasing the lenders’ commitments by $75.0 million from $200.0 million to $275.0 million. See Note 6, “Debt,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report for further information on our revolving credit facility.

Income Tax Expense. Income tax expense was $22.3 million and $6.5 million for the nine months ended March 31, 2013 and 2012, respectively. Effective income tax rates of 38.5% and 39.8% for the nine months ended March 31, 2013 and 2012, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including changes in permanent differences primarily related to the Internal Revenue Code Section 199 deduction and Internal Revenue Code Section 162(m) deduction limitations for compensation, meals and entertainment, state income and gross margin taxes, true up of income tax provision to final filed federal and state tax returns and the relative size of our consolidated income before income taxes.

Operating Results by Segment – Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

Construction

	Nine Months Ended March 31,
	2013	2012	% Change
Construction revenue	$599.3	$463.2
Intersegment eliminations	(0.8)	(6.4)

Total revenues, net	$598.5	$456.8	31.0%
Segment income from operations	$60.2	$21.5	180.0%

Revenues. Construction revenues increased 31.0%, or $141.7 million, to $598.5 million for the nine months ended March 31, 2013 from $456.8 million for the nine months ended March 31, 2012.

The following table contains supplemental information on construction revenue and percentage changes by category for the periods indicated:

	Nine Months Ended March 31,
Category of Revenue	2013	2012	% Change
Distribution and other	$336.9	$307.9	9.4%
Transmission	70.3	50.8	38.4%
Substation	41.7	35.1	18.9%

Total core revenue	448.9	393.8	14.0%
Storm restoration services	149.6	63.0	137.7%

Total	$598.5	$456.8	31.0%

•

Distribution and Other Revenues. Our combined revenues for overhead and underground distribution services and other revenue increased 9.4% from the prior year period, primarily due to renewable projects in California and a general increase in demand for overhead distribution maintenance services for the nine months ended March 31, 2013. We did experience some additional displacement in distribution revenue during the current nine months ended due to the increased diversion of work crews to perform incremental storm services compared to the nine months ended March 31, 2012. Our underground distribution services showed a slight improvement compared to the prior period but continue to be significantly less than volumes prior to fiscal 2008.

•

Transmission Revenues. Transmission revenues increased 38.4% from the prior year period. A significant amount of our transmission projects are fixed price, site specific projects and revenues can vary based on start dates of the projects and mobilization time. Transmission revenues were positively impacted by the SCE&G EPC project which commenced construction in January 2012.

•

Substation Revenues. Substation revenues increased 18.9% from the prior year period. Our substation services growth has benefited from our geographic expansion and the organic growth of Klondyke’s business.

Segment Income from Operations. Segment income from operations increased 180.0% to $60.2 million for the nine months ended March 31, 2013 from $21.5 million for the nine months ended March 31, 2012. Segment income from operations as a percentage of revenues increased to 10.1% for the nine months ended March 31, 2013 from 4.7% for the same period in the prior year. Our segment income from operations was positively impacted by our higher storm restoration revenues and improving margins in core construction services. We also benefited from a mark-to-market adjustment on our diesel hedging program that provided a $1.8 million decrease in our cost of operations during the nine months ended March 31, 2013. We were negatively impacted by the mark-to-market adjustment during the nine months ended March 31, 2012 that caused a $0.6 million increase in our cost of operations for that period.

All Other Operations

	Nine Months Ended March 31,
	2013	2012	% Change
All Other Operations revenue	$149.9	$53.1
Intersegment eliminations	(29.9)	(3.3)

Total revenues, net	$120.0	$49.8	141.0%
Segment income from operations	$5.3	$1.6	231.3%

Revenues. All Other Operations revenues increased 141.0%, or $70.2 million, to $120.0 million for the nine months ended March 31, 2013 from $49.8 million for the nine months ended March 31, 2012. Engineering revenues were positively impacted by increased activity on the SCE&G EPC project which commenced construction around January 2012. Engineering revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues. Material procurement services, if they are provided, are typically on our EPC projects that are administered by engineering. As a result, our revenue will fluctuate due to material procurement associated with our EPC projects. The acquisition of UCS on July 2, 2012 contributed $58.7 million of revenue (including $9.0 million in storm assessment services) during the nine months ended March 31, 2013.

Segment Income from Operations. Segment income from operations increased 231.3% to $5.3 million for the nine months ended March 31, 2013 from $1.6 million for the nine months ended March 31, 2012. Segment income from operations as a percentage of revenues increased to 4.4% for the nine months ended March 31, 2013 from 3.2% for the same period in the prior year. Our segment income from operations was positively impacted by the acquisition of UCS, which benefits from higher margin engineering services, including storm assessment and inspection services. UCS does not provide material procurement services that lower overall margin percentages. In addition, engineering services were positively impacted by increased activity on the SCE&G EPC project which commenced construction in January 2012.

Liquidity and Capital Resources

Our primary cash needs have been for working capital, capital expenditures, a special dividend, payments under our revolving credit facility and acquisitions. Our primary source of cash for the nine months ended March 31, 2013 was through borrowings from our revolving credit facility and cash from operations. As of March 31, 2013, we had $22.2 million in accounts receivable from storm-related jobs. Our primary source of cash for the nine months ended March 31, 2012 was through borrowings from our revolving credit facility due to working capital demands from increased storm activity. As of March 31, 2012, we had $6.3 million in accounts receivable from storm-related jobs.

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

As of March 31, 2013, we had $191.0 million in borrowings and our availability under our revolving credit facility was $79.9 million (after giving effect to $4.1 million of outstanding standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our revolving credit facility, which are discussed below.

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

Changes in Cash Flows

	Nine Months Ended March 31,
	2013	2012
	(In millions)
Net cash provided by operating activities	$65.9	$17.8
Net cash used in investing activities	$(94.6)	$(35.6)
Net cash provided by financing activities	$33.1	$17.7

Net cash provided by operating activities increased to $65.9 million for the nine months ended March 31, 2013 from $17.8 million for the nine months ended March 31, 2012. The increase in operating cash flows was primarily due to improvement of net income by $26.0 million partially offset by timing of working capital requirements, upward trends for accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts related to storm services, and overall business growth.

We received a refund from the commercial insurance carrier that administers our partially self-insured individual workers’ compensation, vehicle and general liability insurance programs for retrospective premium payment adjustments of $5.5 million in December 2012, which is included in net cash provided by operating activities for the nine months ended March 31, 2013. These refunds are included in changes in insurance and claims accruals. Retrospective adjustments have historically been prepared annually on a “paid-loss” basis by our commercial insurance carrier. The last retrospective premium payment adjustment from our commercial insurance carrier resulted in a refund totaling $3.5 million that was received in August 2011.

Net cash used in investing activities increased to $94.6 million for the nine months ended March 31, 2013 from $35.6 million for the nine months ended March 31, 2012. This increase is primarily due to cash used for the acquisition of UCS in July 2, 2012 totaling $69.7 million (net of cash acquired totaling $0.7 million), and increased capital expenditures. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.

Net cash provided by financing activities increased to $33.1 million for the nine months ended March 31, 2013 compared to $17.7 million for the nine months ended March 31, 2012. On August 24, 2011, we entered into a $200.0 million revolving credit facility that replaced our prior credit facility of which $113.0 million was outstanding under our prior credit facility and accrued interest totaling $0.3 million was paid off at that time. Total costs associated with the existing revolving credit facility were approximately $1.8 million which are being capitalized and amortized over the term of the agreement using the effective interest method. On June 27, 2012, we exercised the accordion feature of the revolving credit facility and entered into a commitment increase agreement with our lenders thereby increasing the lenders’ commitments by $75.0 million, from $200.0 million to $275.0 million. We borrowed $70.0 million to finance the UCS acquisition during the nine months ended March 31, 2013. On December 4, 2012, we announced that our Board of Directors declared a special cash dividend of $1.00 per share on our common stock totaling $35.2 million. The dividend was payable to stockholders of record as of December 14, 2012 and was paid on December 21, 2012.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
	(In millions)		(In millions)
Net income	$2.7	$2.0	$35.6	$9.5
Adjustments:
Interest expense	1.7	1.2	5.7	6.0
Income tax expense	2.1	1.5	22.3	6.5
Depreciation and amortization	9.9	9.5	31.4	28.9

EBITDA	$16.4	$14.2	$95.0	$50.9

EBITDA increased 15.5% to $16.4 million for the three months ended March 31, 2013 from $14.2 million for the three months ended March 31, 2012. EBITDA increased 86.6% to $95.0 million for the nine months ended March 31, 2013 from $50.9 million for the nine months ended March 31, 2012. The increased EBITDA for the three and nine months ended March 31, 2013 was primarily due to a higher level of storm activity compared to the prior year periods.

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

Our revolving credit facility requires us to maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our revolving credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.00 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in the revolving credit facility) of at least 1.25 to 1.00. At March 31, 2013, we were in compliance with such covenants with a fixed charge coverage and leverage ratio of 2.91 and 1.68, respectively. Our revolving credit facility contains a number of other affirmative and negative covenants, including limitations on dissolutions, sales of assets, investments, indebtedness and liens.

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

Off-Balance Sheet Arrangements

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets. Our significant off-balance sheet transactions include liabilities associated with non-cancelable operating leases, including sale-leaseback arrangements, letter of credit obligations and surety guarantees entered into in the normal course of business. We have not engaged in any off-balance sheet financing arrangements through special purpose entities.

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

Letters of Credit

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. We use our revolving credit facility to issue letters of credit. As of March 31, 2013, we had $4.1 million of standby letters of credit issued under our revolving credit facility primarily for insurance and bonding purposes. Our ability to obtain letters of credit under the revolving portion of our credit facility is conditioned on our continued compliance with the affirmative and negative covenants of our credit facility.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As March 31, 2013, we had $108.3 million in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.

Pike Electric Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.

Seasonality; Fluctuations of Results

Because our construction-related services are performed outdoors, our results of operations can be subject to seasonal variations due to weather conditions. These seasonal variations affect both our core and storm-related services. Extended periods of rain affect the deployment of our core crews, particularly with respect to underground work. During the winter months, demand for construction work is generally lower due to inclement weather. In addition, demand for construction work generally increases during the spring months due to improved weather conditions and is typically the highest during the summer due to better weather conditions. Due to the unpredictable nature of storms, the level of storm-related revenues fluctuates from period to period.

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

•

our belief that there will be large and financially attractive projects to pursue in international markets over the next few years as developing regions install or develop their electric infrastructure;

•

our expectation that our gross profit and operating income would be negatively affected if diesel prices rise due to additional costs that may not be fully recovered through increases in prices to customers;

•	our expectation that the net amount of the existing losses in OCI at March 31, 2013 reclassified into net income over the next 12 months will be approximately $55,000;

•

our expectation that the FASB guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income will not have an impact on our financial position, results of operations or cash flows;

•	our expectation that the FASB guidance related to testing goodwill for impairment will not have a material impact on our financial statements;

•	our expectation that the FASB guidance regarding disclosures about offsetting assets and liabilities will not have a material impact on our financial position, results of operations or cash flows;

•

our belief that the lawsuits, claims and other legal proceedings to which we are subject in the ordinary course of business, individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows;

•	our belief that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future;

•	our belief that any future indemnity claims against us would not have a material adverse effect on our financial position, results of operations or cash flows;

•	our belief that our experienced management team has positioned us to benefit from the substantial long-term growth drivers in our industry;

•	our belief that our acquisitions of Klondyke and Pine Valley will allow us to continue to expand our EPC services in the western United States and better compete in markets with unionized workforces;

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

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2013 our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, (i) compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract or property damages, (ii) punitive damages, civil penalties or other damages, or (iii) injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we record reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 6. Exhibits

Exhibit	Description

3.1	Certificate of Incorporation of Pike Electric Corporation (Incorporated by reference to Exhibit 3.1 on our Registration Statement on Form S-1/A filed July 12, 2005)

3.2	Amended and Restated Bylaws of Pike Electric Corporation, as of September 1, 2011 (Incorporated by reference to Exhibit 3.2 on our Annual Report on Form 10-K filed September 6, 2011)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Financial statements from the Quarterly Report on Form 10-Q of Pike Electric Corporation for the quarter ended March 31, 2013, filed on May 7, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE ELECTRIC CORPORATION
(Registrant)

Date: May 7, 2013	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: May 7, 2013	By:	/s/ Anthony K. Slater
Anthony K. Slater
Executive Vice President and Chief Financial Officer