Form 10-K
period 2013-06-30
Pike Electric CORP
filed 2013-09-04
CIK 1317577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32582

PIKE ELECTRIC CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3112047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Pike Way, Mount Airy, NC	27030
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (336) 789-2171

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2012, was approximately $184,357,851 based on the closing sales price of the common stock on such date as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of August 31, 2013 was 31,762,270.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent described herein.

PIKE ELECTRIC CORPORATION

Annual Report on Form 10-K for the year ended June 30, 2013

PART I

ITEM 1.	BUSINESS

Overview

Pike Electric Corporation was founded by Floyd S. Pike in 1945 and later incorporated in North Carolina in 1968. We reincorporated in Delaware on July 1, 2005, in connection with our July 2005 initial public offering (“IPO”). We are headquartered in Mount Airy, North Carolina. Our common stock is traded on the New York Stock Exchange under the symbol “PIKE.”

We are one of the largest providers of energy solutions for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from our roots as a specialty non-unionized contractor for electric utilities focused on the distribution sector in the southeastern United States to a national, leading turnkey energy solutions provider with diverse capabilities servicing over 300 customers. Leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utilities customers, we believe that our experienced management team has positioned us to benefit from the substantial long-term growth drivers in our industry.

Over the past five years, we have reshaped our business platform and service territory significantly from being a distribution construction company based primarily in the southeastern United States to a national energy and telecommunications solutions provider. We have done this organically and through strategic acquisitions of companies with complementary service offerings and geographic footprints. Our acquisition of Shaw Energy Delivery Services, Inc. on September 1, 2008 expanded our operations into engineering, design, procurement and construction management services, including in the renewable energy arena, and significantly enhanced our substation and transmission construction capabilities. This acquisition also extended our geographic presence across the continental United States. Our acquisition of Facilities Planning & Siting, PLLC on June 30, 2009 enabled us to provide siting and planning services to our customers, which positions us to be involved at the conceptual stage of our customers’ projects. On June 30, 2010, we acquired Klondyke Construction LLC (“Klondyke”), based in Phoenix, Arizona, which complemented our existing engineering and design capabilities with construction services related to substation, transmission and renewable energy infrastructure. Our August 1, 2011 acquisition of Pine Valley Power, Inc. (“Pine Valley”), located near Salt Lake City, Utah, further strengthened our substation, transmission and distribution construction service capabilities in the western United States. We believe that our acquisitions of Klondyke and Pine Valley will allow us to continue to expand our engineering, procurement and construction (“EPC”) services in the western United States and better compete in markets with unionized workforces. Our July 2, 2012 acquisition of Synergetic Design Holdings, Inc. and its subsidiary, UC Synergetic, Inc. (together, “UCS”), headquartered in Charlotte, North Carolina, expanded our engineering and design services primarily for distribution powerline, transmission and substation projects. The UCS acquisition also added new services for storm assessment and inspection services as well as engineering and design services for the communications industry. UCS’s engineering capabilities complement our existing portfolio of companies, add scale and extend our footprint into the Northeast and Midwest. This acquisition significantly increases our ability to provide outsourced engineering and other technical services to our customers and is consistent with our long-term growth strategy.

Our comprehensive suite of energy and communication solutions includes facilities planning and siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems, including utility-grade solar construction projects and storm-related services, all as further described in the following table:

Service	Revenue Category	Description

Planning & Siting	All Other Operations	Our planning and siting process leverages technology and the collection of environmental, regulatory, economic, cultural, land use and scientific data to facilitate successful right-of-way negotiations, licensing and permitting for powerlines, substations and traditional and renewable electrical generation facilities. We also provide North American Electric Reliability Corporation (“NERC”) reliability studies and renewable generation interconnection studies.

Engineering & Design	All Other Operations	We provide design, EPC, owner engineer, project management, material procurement, multi-entity coordination, grid integration, balance-of-plant (“BOP”), training, consulting, Department of Transportation (“DOT”) projects, and Thermal Rate solutions for individual or turnkey powerline, substation and renewable energy projects. We also provide engineering and design services for the communication industry for wireline and wireless communication infrastructure.

Transmission and Distribution Construction	Distribution and Transmission

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

Substation Construction	Substation

We provide substation construction and service for voltages up to 500 kV.

Substation services include: construction of new substations, existing substation upgrades, relay testing, transformer maintenance and hauling, foundations, commissioning, emergency outage response and Smart Grid component installation. We also specialize in relay metering and control solutions.

Utility-Grade Solar Construction	Distribution and Other	We provide complete direct-hire construction services of utility-scale photovoltaic (“PV”) solar generation facilities including all scopes necessary to deliver power to the grid. We also provide full EPC installations of high voltage (230kV) underground gathering systems in conjunction with concentrated solar power (“CSP”) facilities – “power towers” and full EPC installations for transmission lines and substations up to 500kV required for the interconnection of solar or wind generators to existing utility and transmission resources.

Storm Assessment, Inspection and Restoration Services	Storm-Related Services	Storm assessment, inspection and restoration services involve the assessment and repair or reconstruction of any part of a distribution or sub-500 kV transmission network, including substations, powerlines, utility poles or other components, damaged during snow, ice or wind storms, flash floods, hurricanes, tornadoes or other natural disasters. We are a recognized leader in storm-related services, due to our ability to rapidly mobilize thousands of existing employees and equipment within 24 hours, while maintaining a functional force for unaffected customers.

Segment Overview

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

Construction includes installation, maintenance and repair of power delivery systems, including storm restoration services. All Other Operations consists of three business units that perform siting, permitting, engineering and design of power and communication delivery systems, including storm assessment and inspection services. The business units reflected in the All Other Operations segment individually do not meet the thresholds to be reported as separate reportable segments.

	Year Ended June 30,
	2013		2012		2011
	(in millions)
Reportable Segment
Construction	$762.9	83.0%	$614.6	89.7%	$518.2	89.1%
All Other Operations	155.8	17.0%	70.6	10.3%	75.6	10.9%

Total	$918.7	100.0%	$685.2	100.0%	$593.8	100.0%

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 of the Notes to Consolidated Financial Statements for further details pertaining to the Company’s reportable segments.

Industry Overview

The electrical industry is comprised of investor-owned, municipal and co-operative electric utilities, independent power producers and independent transmission companies, with three distinct functions: generation, transmission and distribution. The electric transmission and distribution infrastructure is the critical network that connects power generation to residential, commercial and industrial end users. Electric transmission refers to powerlines and substations through which electricity is transmitted over long distances at high voltages (over 69 kV) and lower voltage lines that connect high voltage transmission infrastructure to local distribution networks. Electric distribution refers to the local distribution network, including related substations that step down voltages to distribution levels, which provide electricity to end users over shorter distances.

We believe there are significant growth opportunities for our business and the services we provide due to the following factors:

Required Future Investment in Transmission and Distribution Infrastructure. Long-term increases in electricity demand, the increasing age of U.S. electricity infrastructure, the lack of appropriate redundancy and geographic shifts in population have stressed the current electricity infrastructure and increased the need for maintenance, upgrades and expansion. According to NERC, reliability is the primary driver for the addition of new transmission and upgrades of existing transmission infrastructure. Current federal legislation requires the power industry to meet federal reliability standards for its transmission and distribution systems. The issuance of FERC Order No. 1000 also provides potential benefits related to transmission planning and cost allocation for inter-regional projects. Additionally, we believe that there is significant demand for first or second generation build-out of electricity infrastructure in developing countries. While the U.S infrastructure is characterized by its maturity and need for maintenance, we believe certain developing countries suffer from inefficient infrastructure or a lack of infrastructure altogether. As a result, we believe these markets present opportunities for companies, such as ourselves, with scale, sophistication and size to utilize their skills and equipment in productive and profitable projects.

Expanded Development of Energy Sources. We expect to benefit from the development of new sources of electric power generation. Many states have either adopted mandatory Renewable Portfolio Standards (“RPS”) programs that require a certain percentage of electric power come from renewable sources or enacted non-binding RPS-like goals. Often these renewable source generation facilities require new substation and transmission infrastructure. The future development of renewable energy sources, as well as new traditional power generation facilities will require incremental substation and transmission infrastructure to transport power to demand centers.

Increased Outsourcing of Utility Infrastructure Services. Due to cost control initiatives, the ability to improve service levels and aging workforce trends, utilities have increased the outsourcing of their electricity infrastructure maintenance and construction services needs. We believe that a majority of utility infrastructure services are still conducted in-house and that our customers, especially investor-owned electric utilities, will expand outsourcing of utility infrastructure services over time. Outsourced service providers are often able to provide the same services at a lower cost because of their specialization, larger scale and ability to better utilize their workforce and equipment across a larger geographic footprint.

Rebound in Residential Development. Residential development, which was negatively impacted during 2008 to 2011, is starting to rebound. We provide overhead and underground distribution services, including final electricity connections to single and multi-family developments. We also offer distribution services in a broad geographic territory due to our diversification strategy, which enables us to grow distribution services in multiple regions in the United States.

Our Growth Strategy

Our growth strategy is to expand our broad platform of service offerings across existing and new customers both in the United States and internationally. The key elements of the strategy include:

Leveraging Existing Customer Relationships to Cross-Sell Our Services. As a leading energy solutions provider, we have turnkey capabilities ranging from planning and siting to engineering and design to construction and maintenance. We believe growth in our markets will be driven by bundling services and marketing these offerings to our large and extensive customer base and new customers. By offering these services on a turnkey basis, we believe we enable our customers to achieve economies and efficiencies over separate unbundled services. We believe this should ultimately lead to an expansion of our market share across our existing customer base and provide us the credibility to secure additional opportunities from new customers. Our storm-related service offering also aids in gaining new customers.

Capitalizing Upon the Substantial Expected Spend in Our Markets. We believe that the U.S. electric power system and network reliability will require significant future upkeep given the postponement of maintenance spending in recent years due to the difficult economic conditions, which we expect will drive demand for our services. We believe our leading position in the markets we service will enable us to capitalize on increases in demand for our services.

Possessing a Strong Platform to Participate in the Continued Consolidation of the Energy Solutions Market in the United States. The domestic competitive landscape in our industry includes only a few other large companies that offer a broad spectrum of energy solutions services while the vast majority of our competitors and other market participants are local and regional firms offering only a limited number of services. We believe our existing and potential customers desire a deeper range of service offerings on an ever-increasing scale. Consequently, we believe our broad platform of service offerings will enable us to acquire additional market share and further penetrate our existing markets.

In addition, we believe our broad platform of service offerings will be attractive to local and regional firms looking to consolidate with a larger company offering a more diversified and complete set of services. We have a successful history of identifying and integrating acquisitions. See “Overview” above for information about our recent acquisitions.

Applying our Expertise to International Markets. We currently are pursuing additional international opportunities. We believe that our reputation and experience combined with our broad platform of service offerings allow us to opportunistically bid on attractive international projects. We believe there will be large and financially attractive projects to pursue in international markets over the next few years as developing regions install or develop their electric infrastructure.

Competitive Strengths

We believe that we have a unique and strong competitive position in the markets in which we operate resulting from a number of factors, including:

Our Position as a Leading Provider of Energy Solutions. We believe that we are one of only a few companies offering a broad spectrum of energy solutions that our current and prospective customers increasingly demand. We differentiate ourselves from many of our competitors based on the size and scale of our turnkey capabilities, from planning and siting to engineering and design to construction and maintenance. With these capabilities, we can satisfy almost all customer project requirements from inception to commissioning. The ability to perform planning, siting, permitting, engineering, construction and commissioning with in-house resources provides us better control of schedule, cost and quality. In addition, most of our engineering and construction personnel have extensive electrical infrastructure design and operating experience.

Our Attractive, Contiguous Presence in Key Geographic Markets. We are capable of providing services in a contiguous geographic market covering 48 states for siting and engineering and 38 states for construction services. Over the long term, our markets have exhibited population growth and increases in electricity consumption, which have increased demand for our services. Moreover, the contiguous nature of our service territory provides us with significant operating efficiency and flexibility in responding to our customers’ needs across our full range of energy solutions. Our extensive network of offices enables us to deliver our services in most metropolitan markets of the United States and enhances our opportunity to expand our customer reach. In addition, we believe our customized, well-maintained and extensive fleet and experienced crews provide us with a competitive advantage in our ability to service our customers and respond rapidly to storm-related opportunities. These attributes enable us to effectively deploy our fleet resources of over 6,100 pieces of motorized equipment across our national footprint, unlike many of our competitors who lack such resources.

Our Long-Standing Relationships Across a High-Quality Customer Base. We have a diverse customer base with broad geographic presence throughout the United States that includes over 300 investor-owned, municipal and co-operative electric utilities, such as American Electric Power, Dominion Resources, Duke Energy, Duquesne Light, Florida Power & Light, PPL Corporation, PacifiCorp, South Carolina Electric & Gas Company (“SCE&G”) and The Southern Company. Many of our customer relationships span more than 25 years. We believe these important relationships provide us an advantage in competing for their business and developing new client relationships.

Our Outsourced Services-Based Business Model. We provide vital services to investor-owned, municipal and co-operative electric utilities, the vast majority of which are provided under long-term master services agreements (“MSAs”) with our customers. Over time, many of our customers have increased their reliance on outsourcing the maintenance and improvement of their transmission and distribution systems to third-party service providers in an effort to more efficiently and cost effectively manage their core business. We believe this outsourcing trend will continue to be a key growth driver for the leading participants in our industry as electric utilities continue to focus more on power generation.

Our Position as a Recognized Leader in Storm-Related Capabilities. Our construction and engineering footprint includes the areas of the U.S. power grid we believe are the most susceptible to damage caused by severe weather, such as hurricanes, tornadoes, tropical storms, ice storms and wind storms. Our contiguous geographic footprint enables us to work with our customers to secure the crews from non-affected areas and quickly relocate them to storm-affected areas. Storm-related services do not require dedicated storm teams to be “on call” or any additional storm-specific crew additions. Our flexible business strategy allows us to position crews where they are needed. We maintain a dedicated 24-hour Storm Center that serves as the single command hub. Our storm-related services often solidify existing customer relationships and create opportunities with new customers.

Fiscal Year	Storm- Related Revenues	Total Revenues	Storm-Related Revenues as a Percentage of Total Revenues
	(in millions)	(in millions)
2009	$152.9	$613.5	24.9%
2010	$46.6	$504.1	9.3%
2011	$64.5	$593.8	10.9%
2012	$70.6	$685.2	10.3%
2013	$167.3	$918.7	18.2%

The following table sets forth certain information related to selected storm mobilizations in recent years:

Selected Storm Mobilizations
Storm (States Affected)	Fiscal Year

Hurricanes / Tropical Storms / Other
Sandy (CT, NY, OH, WV, VA, PA, NJ, MD)	2013

Isaac (FL, AL, MS, LA)	2013

July Derecho (VA, NC, WV, IN, OH, PA, MD)	2013

Irene (NC, VA, MD, DE, NJ, NY, RI, PA, CT, NH, MA)	2012

April Tornadoes (TX, OK, AR, LA, MS, AL, GA, TN, KY)	2011

Ike (TX, LA, AR, OH, KY)	2009

Gustav (LA, MS, AL)	2009

Winter Storms
February Northeast Snow Storm (CT, PA, NY, MA, RI)	2013

November Northeast Snow Storm (CT, PA, NY, NJ, NH)	2012

February Winter Storm (IN, OH, PA, VA, MD, Dist. of Columbia, LA, TX)	2011

January Winter Storm (VA, WV, Dist. of Columbia, MD)	2011

Winter Storm (TX, OK, GA, SC, NC, VA, WV, MD, OH, PA)	2010

Winter Storm (KY, NC, VA, TN, WV)	2010

Winter Storm (IN, KY, MO, OH)	2009

Our Experienced Operations Management Team with Extensive Relationships. Our operations management team has served in a variety of roles and senior positions with us, our customers and our competitors. We believe that our management team’s deep industry knowledge, field experience and relationships extend our operating capabilities, improve the quality of our services, facilitate access to clients and enhance our strong reputation in the industry. In addition, our management team has successfully integrated several acquisitions that have broadened our geographic footprint and expanded the portfolio of energy and communication solutions that we provide.

Types of Service Arrangements

For the fiscal year ended June 30, 2013, approximately 78% of our services were provided under MSAs or similar arrangements that cover transmission and distribution maintenance, upgrade and extension services, as well as some new construction services including engineering, siting and planning. Work under MSAs is typically billed based on either hourly usage of labor and equipment or unit of work. The unit-based arrangements involve billing for actual units (completed poles, cross arms, specific length of line, etc.) based on prices defined in customers’ MSAs. The remaining 22% of our services were generated under fixed-price agreements.

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

Seasonality

Because our services are performed outdoors, operational results can be subject to seasonal weather variations. These seasonal variations affect both construction and storm-related services. Extended periods of rain can negatively affect deployment of construction crews, particularly with respect to underground work. During the winter months, demand for construction work is generally lower due to inclement weather. Demand for construction work generally increases during the spring and summer months due to improved weather conditions. Due to the unpredictable nature of storms, the level of storm-related revenues fluctuates from period to period.

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

Customers

We are proud of the relationships we have built with our customers, some of which date back over 68 years to when our company was formed. We remain focused on developing and maintaining strong, long-term relationships with investor-owned, municipal and co-operative electric utilities and all other customers. Our diverse customer base includes over 300 customers with broad geographic national presence. Our top 10 customers accounted for approximately 53%, 54% and 59% of our total revenues during fiscal 2013, 2012 and 2011, respectively. Duke Energy, which now includes legacy Progress Energy, was our only customer that represented greater than 10% of our total revenues during that time frame, with approximately 17%, 22% and 26% for fiscal 2013, 2012 and 2011 total revenues (adjusted to include those revenues attributable to Progress Energy), respectively. Given the composition of the investor-owned, municipal and co-operative electric utilities in our geographic market, we expect that a substantial portion of our total revenues will continue to be derived from a limited group of customers. Furthermore, because the majority of our customers are well-capitalized, investment grade-rated electric utilities, we have historically experienced minimal bad debts.

Employees

At June 30, 2013, we employed approximately 5,700 full and part-time employees, of which approximately 5,100 were revenue producing and approximately 600 were non-revenue producing. Approximately 350 of our Klondyke and Pine Valley employees are represented by a union or subject to collective bargaining agreements, requiring us to pay specified wages and provide certain benefits to these employees. We believe that we have a good relationship with our employees.

Training, Quality Assurance and Safety

Performance of our services requires the use of heavy equipment and exposure to potentially dangerous conditions. We emphasize safety at every level of the Company, with safety leadership in senior management, an extensive and required ongoing safety and training program with physical training facilities and on-line courses, Occupational Safety and Health Administration (“OSHA”) courses, and lineman training through an accredited four-year program that has grown to be one of the largest powerline training programs in the United States.

As is common in our industry, we regularly have been, and will continue to be, subject to claims by employees, customers and third parties for property damage and personal injuries.

Equipment

As of June 30, 2013, our customized and extensive fleet consisted of over 6,100 pieces of motorized equipment with an average age of approximately seven years as compared to their range of useful lives which is three to 19 years. We own the majority of our fleet and, as a result, believe we have an advantage relative to our competitors in our ability to mobilize, outfit and manage the equipment necessary to perform our construction work.

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

Proprietary Rights

We operate under a number of trade names, including Pike, Pike Electric, Pike Energy Solutions, Pike Tanzania, Pine Valley Power, Klondyke, and UC Synergetic. We have obtained U.S. federal trademark registration for “Pike” and “Pike Electric” and have other federal trademark registrations and pending trademark and patent applications. We also rely on state and common law protection. We have invested substantial time, effort and capital in establishing these names and believe that our trademarks are a valuable part of our business.

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

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. As of June 30, 2013, we had approximately $98.8 million in surety bonds outstanding. We have never had to reimburse any of our sureties for expenses or outlays incurred under a performance or payment bond.

Government Regulation

Our operations are subject to various federal, state and local laws and regulations, including licensing requirements, building and electrical codes, permitting and inspection requirements applicable to construction projects, regulations relating to worker safety and health, including those in respect of OSHA and regulations relating to environmental protection.

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

Available Information

Our website address is www.pike.com. You may obtain free copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and our proxy statement, any amendments to such reports, and filings under Sections 13 and 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through our website under the heading “Investor Center” or through the website of the Securities and Exchange Commission (“SEC”) (www.sec.gov). These reports are available on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of our Audit Committee, Compensation Committee and Nominating and Governance Committee are posted on our website in the Investor Center section under the heading “Corporate Governance.” We intend to disclose on our website any amendments or waivers to our Code of Business Conduct and Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K.

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

We derive a significant portion of our revenues from a small group of customers. The loss of or a significant decrease in services to one or more of these customers could negatively impact our business, financial condition and results of operations. Our customer base is highly concentrated. Our top 10 customers accounted for approximately 53%, 54% and 59% of our total revenues for fiscal 2013, 2012 and 2011, respectively. Duke Energy, which now includes legacy Progress Energy, was our only customer that represented greater than 10% of our revenues during that time frame, with approximately 17%, 22% and 26% for fiscal 2013, 2012 and 2011 total revenues (adjusted to include those revenues attributable to Progress Energy), respectively. The effect of the merger of Duke Energy and Progress Energy on our future revenues is unknown. Given the composition of the investor-owned, municipal and co-operative electric utilities in our geographic market, we expect a substantial portion of our revenues will continue to be derived from a limited group of customers. We may not be able to maintain our relationships with these customers, and the loss of, or substantial reduction of our sales to, any of our major customers could materially and adversely affect our business, financial condition and results of operations.

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

Our storm-related services are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, the levels of our financial results from period to period. Revenues derived from our storm-related services are highly volatile and uncertain due to the unpredictable nature of weather-related events. Our annual storm-related revenues have ranged from a low of $46.6 million to a high of $167.3 million during the five fiscal years ended June 30, 2013. During fiscal 2009, we experienced some of the largest storm-related events in our history as several significant hurricanes impacted the Gulf Coast and Florida and significant winter storms affected the Midwest. During 2013, we had a large derecho storm impact the Northeast and two large hurricanes impact the Northeastern and Gulf coasts. Our storm-related revenues for fiscal 2009 and 2013 are not indicative of the revenues that we typically generate in any period or can be expected to generate in any future period. Our historical results of operations have varied between periods due to the volatility of our storm-related revenues. The levels of our future revenues and net income or loss may be subject to significant variations and uncertainties from period to period due to the volatility of our storm-related revenues. In addition, our storm restoration revenues are offset in part by declines in our core services because we staff storm restoration mobilizations in large part by diverting resources from our core services.

We are subject to the risks associated with government construction projects. Our utility customers often engage us to provide services on government construction projects, and we also provide services directly on government construction projects, primarily for state and local governments. We are therefore exposed to the risks associated with government construction projects, including the risks that spending on construction may be reduced, pending projects may be terminated or curtailed and planned projects may not be pursued as expected or at all as a result of economic conditions or otherwise. In addition, government customers typically can terminate or modify any of their contracts at their convenience, and some of these government contracts are subject to renewal or extension annually. If a government customer terminates or modifies a contract, our backlog and revenue may be reduced or we may incur a loss, either of which could impair our financial condition and operating results. A termination due to our unsatisfactory performance could expose us to liability and adversely affect our ability to compete for future projects and orders. In cases where we are a subcontractor, the primary contract under which we subcontract could be terminated, regardless of the quality of our services as a subcontractor or our relationship with the relevant government customer.

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

Renewable energy initiatives may not lead to increased demand for our services. Investments for renewable energy and electric power transmission infrastructure may not occur, may be less than anticipated or may be delayed, may be concentrated in locations where we do not have significant capabilities, and any resulting contracts may not be awarded to us, any of which could negatively impact demand for our services.

Inability to perform our obligations under EPC and fixed-price contracts may adversely affect our business. EPC contracts require us to perform a range of services for our customers, some of which we routinely subcontract to other parties. While only 22%, 20% and 21% of our revenues were derived from fixed-price contracts during fiscal 2013, 2012 and 2011, respectively, more of our business is moving to fixed-price contracts. We believe that these types of contracts will become increasingly prevalent in the powerline industry. In most instances, these contracts require completion of a project by a specific date and the achievement of certain performance standards. If we subsequently fail to meet such dates or standards, we may be held responsible for costs resulting from such failure. Our inability to obtain the project management talent, material and equipment necessary to meet a project schedule or the installation of defective material or equipment could have a material adverse effect on our business, financial condition and results of operations.

Demand for some of our services is cyclical and vulnerable to industry and economic downturns, which could materially and adversely affect our business, financial condition and results of operations. The demand for infrastructure services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. When the general level of economic activity deteriorates, our customers may delay or cancel expansions, upgrades, maintenance and repairs to their systems. A number of other factors, including the financial condition of the industry, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future. We are also dependent on the amount of work that our customers outsource. During downturns in the economy, our customers may determine to outsource less work resulting in decreased demand for our services. Furthermore, the historical trend toward outsourcing of infrastructure services may not continue as we expect. In addition, consolidation, competition or capital constraints in the electric power industry may result in reduced spending by, or the loss of, one or more of our customers. These fluctuations in demand for our services could materially and adversely affect our business, financial condition and results of operations, particularly during economic downturns. Economic downturns may also adversely affect the pricing of our services.

To be successful, we need to attract and retain qualified personnel, and any inability to do so could have a material adverse effect on our business, financial condition and results of operations. Our ability to provide high-quality services on a timely basis requires an adequate supply of engineers, skilled linemen and project managers. Accordingly, our ability to increase our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently. Our labor expenses may also increase as a result of a shortage in the supply of skilled personnel, or we may have to curtail our planned internal growth as a result of labor shortages. We may also spend considerable resources training employees who may then be hired by our competitors, forcing us to spend additional funds to attract personnel to fill those positions.

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

Our unionized workforce could adversely affect our operations and our ability to complete future acquisitions. In addition, we contribute to multi-employer plans that could result in liabilities to us if these plans are terminated or we withdraw. Our acquisitions of Klondyke and Pine Valley introduced a unionized workforce to our operations, as substantially all of their hourly employees are unionized. As of June 30, 2013, approximately 6% of our employees were covered by collective bargaining agreements. This percentage could grow if more of our employees unionize or we expand our services in states that have predominantly unionized workforces in our industry. Any strikes or work stoppages could adversely impact our relationships with our customers, hinder our ability to conduct business and increase costs. Our current workforce could experience an increase in union organizing activity, particularly if legislation that would facilitate such activity becomes law. Increased unionization could increase our costs, and we may not be able to recoup those cost increases by increasing prices for our services.

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

Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all. We are partially self-insured for our major risks, and our insurance does not cover all types or amounts of liabilities. Our insurance policies for individual workers’ compensation and vehicle and general liability are subject to substantial deductibles of $1.0 million per occurrence. We are not required to, and do not, specifically set aside funds for our self-insurance programs. At any given time, we are subject to multiple workers’ compensation and personal injury claims. Our insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, business insurance programs require collateral currently provided by $4.1 million in standby letters of credit and cash deposits of $0.6 million.

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

Fuel costs could materially and adversely affect our operating results. We have a large fleet of vehicles and equipment that primarily use diesel fuel. Our fuel and oil expenses have ranged from approximately 3% to 5% of our total revenues over the last three fiscal years. Fuel costs have been very volatile over the last several years. Fuel prices and supplies are influenced by a variety of international, political and economic circumstances. In addition, weather and other unpredictable events may significantly affect fuel prices and supplies. These or other factors could result in higher fuel prices which, in turn, would increase our costs of doing business and lower our gross profit. We experienced volatility in our mark-to-market adjustment on our diesel hedging program that caused a $1.3 million decrease, a $2.5 million increase and a $0.9 million decrease in our cost of operations during the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

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

We extend credit to customers for purchases of our services. In the past we have had, and in the future we may have, difficulty collecting receivables from customers that are subject to protection under bankruptcy or insolvency laws, are otherwise experiencing financial difficulties or dispute the amount owed to us. We grant credit, generally without collateral, to our customers located throughout the United States and abroad. Consequently, we are subject to potential credit risk related to changes in the electric power and gas utility industries and their performance. Please refer to Note 16 of the Notes to Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Concentration of Credit Risk” for additional information regarding the concentration of our credit risk among our larger customers. If any of our large customers, some of which are highly leveraged, file for bankruptcy or experience financial difficulties, we could suffer reduced cash flows and losses in excess of current allowances provided. We could also experience adverse financial effects if our customers dispute or refuse to pay the amounts owed to us for various reasons, such as disagreement as to the terms of the governing contract, or dissatisfaction with the quality or timing of the work we performed. Our allowance for doubtful accounts was approximately 1% of accounts receivable at June 30, 2013. We cannot provide assurance that this estimate will be realized or that the allowance will be sufficient.

Weather conditions can adversely affect our operations and, consequently, revenues. The electric infrastructure servicing business is subject to seasonal variations, which may cause our operating results to vary significantly from period to period and could cause the market price of our stock to fall. Due to the fact that a significant portion of our business is performed outdoors, our results of operations are subject to seasonal variations. These seasonal variations affect our core activities of substation and renewable project work and maintaining, upgrading and extending electrical distribution and transmission powerlines and not only our storm-related services. Sustained periods of rain, especially when widespread throughout our service area, can negatively affect our results of operations for a particular period. In addition, during periods of El Niño conditions, typically more rainfall than average occurs over portions of the U.S. Gulf Coast and Florida, which includes a significant portion of our service territory. Generally, during the winter months, demand for new work and maintenance services may be lower due to reduced construction activity during inclement weather. As a result, operating results may vary significantly from period to period.

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

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price. According to requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, we must assess our ability to maintain effective internal control over financial reporting. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information and the trading price of our stock could drop significantly.

We have incurred indebtedness under a revolving credit facility, which may restrict our business and operations, and restrict our future access to sufficient funding to finance desired growth. On August 24, 2011, we replaced our prior credit facility with a new $200.0 million revolving credit facility, which matures in August 2015. As of such date, we had $115.0 million in borrowings and $61.9 million of availability under this facility (after giving effect to outstanding standby letters of credit of $23.1 million). On June 27, 2012, we exercised the accordion loan feature of the new revolving credit facility and entered into a commitment increase agreement with our lenders thereby increasing the lenders’ commitments by $75.0 million, from $200.0 million to $275.0 million. The increased commitments have been and will be used to support our general corporate purposes, including funding the UCS acquisition. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the UCS acquisition. As of June 30, 2013, we had $221.0 million of borrowings outstanding and $49.9 million of availability under the $275.0 million revolving credit facility (after giving effect to outstanding standby letters of credit of $4.1 million). Our borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our revolving credit facility.

We typically dedicate a portion of our cash flow to debt service. If we do not ultimately have sufficient earnings to service our debt, we would need to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, which we may not be able to do on commercially reasonable terms or at all.

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

We may be unsuccessful at acquiring companies or at integrating companies that we acquire and, as a result, we may not achieve the expected benefits and our profitability could materially suffer. One of our growth strategies is to acquire companies that will allow us to continue to expand our energy and communication solutions platform and geographic footprint, when attractive opportunities arise. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. We may not be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks, including failure of the acquired business to achieve expected results, diversion of management’s attention, difficulties integrating the operations and personnel of acquired businesses, failure to retain key personnel of the acquired business, risks arising from the prior operations of acquired companies and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations and may disrupt the day to day operations during any implementation of various information systems. In addition, we may not be able to obtain the necessary acquisition financing or we may have to increase our indebtedness in order to finance an acquisition. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could adversely affect the market price of our stock. Our future business, financial condition and results of operations could suffer if we fail to successfully implement our acquisition strategy.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and in the notes to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” a significant portion of our revenues are recognized using the percentage-of-completion method of accounting, utilizing the cost-to-cost method. This method is used because management considers expended costs to be the best available measure of progress on these contracts. This accounting method is generally accepted for fixed-price contracts. The percentage-of-completion accounting practice we use results in our recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Contract losses are recognized in full when determined to be probable and reasonably estimable, and contract profit estimates are adjusted based on ongoing reviews of contract profitability. Further, a substantial portion of our contracts contain various cost and performance incentives. Penalties are recorded when known or finalized, which generally occurs during the latter stages of the contract. In addition, we record cost recovery claims when we believe recovery is probable and the amounts can be reasonably estimated. Actual collection of claims could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. In certain circumstances, it is possible that such adjustments could be significant.

Our inability to enforce non-competition agreements with former principals and key management of the businesses we acquire could materially and adversely affect our operating results, cash flows and liquidity. In connection with our acquisitions, we generally require that key management and the former principals of the businesses we acquire enter into non-competition agreements in our favor. The laws of each state differ concerning the enforceability of non-competition agreements. Generally, state courts will examine all of the facts and circumstances at the time a party seeks to enforce a non-competition agreement; consequently, we cannot predict with certainty whether, if challenged, a court will enforce any particular non-competition agreement. If one or more former principals or members of key management of the businesses we acquire violate or seek to violate these non-competition agreements, and the courts refuse to enforce the non-compete agreement entered into by such person or persons, we might be subject to increased competition, which could materially and adversely affect our operating results, cash flows and liquidity.

During the ordinary course of our business, we may become subject to lawsuits or indemnity claims, which could materially and adversely affect our reputation, business, financial condition and results of operations. We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, punitive damages, civil penalties or other losses, consequential damages or injunctive or declaratory relief. In addition, pursuant to our service arrangements, we generally indemnify our customers for claims related to the services we provide thereunder. Furthermore, our services are integral to the operation and performance of the electric distribution and transmission infrastructure. As a result, we may become subject to lawsuits or claims for any failure of the systems that we work on, even if our services are not the cause for such failures. In addition, we may incur civil and criminal liabilities to the extent that our services contributed to any property damage. With respect to such lawsuits, claims, proceedings and indemnities, we have and will accrue reserves in accordance with U.S. GAAP. In the event that such actions or indemnities are ultimately resolved unfavorably at amounts exceeding our accrued reserves, or at material amounts, the outcome could materially and adversely affect our reputation, business, financial condition and results of operations. In addition, payments of significant amounts, even if reserved, could adversely affect our liquidity position.

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

Our failure to comply with, or the imposition of liability under, environmental laws and regulations could result in significant costs. Our facilities and operations, including fueling and truck maintenance, repair, washing and final-stage manufacturing, are subject to various environmental laws and regulations relating principally to the use, storage and disposal of solid and hazardous wastes and the discharge of pollutants into the air, water and land. Violations of these requirements, or of any permits required for our operations, could result in significant fines or penalties or other sanctions. We are also subject to laws and regulations that can impose liability, sometimes without regard to fault, for investigating or cleaning up contamination, as well as for damages to property or natural resources and for personal injury arising out of such contamination. Such liabilities may also be joint and several, meaning that we could be held responsible for more than our share of the liability involved, or even the entire amount. The presence of environmental contamination could also interfere with ongoing operations or adversely affect our ability to sell or lease our properties. In the event we fail to obtain or comply with any permits required for our activities, or our activities cause any environmental damage, we could incur significant liability. We have incurred costs in connection with environmental compliance, remediation and/or monitoring, and we anticipate that we will continue to do so. Discovery of additional contamination for which we are responsible, the enactment of new laws and regulations, which are becoming increasingly more stringent, or changes in how existing requirements are enforced, could require us to incur additional costs for compliance or subject us to unexpected liabilities.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $228.5 million at June 30, 2013. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements. Any material decline in our market capitalizations or material increase in discount rates could also result in an impairment of our goodwill. Future impairments, if any, will be recognized as operating expenses.

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

The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We have policies and procedures designed to ensure that we, our employees and our agents comply with the FCPA and other anti-bribery laws. However, there is no assurance that such policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, financial condition and results of operations. In addition, detecting, investigating, and resolving actual or alleged FCPA violations is expensive and can consume significant time and attention of our senior management.

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

Risks related to our common stock

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

Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of June 30, 2013, there were 31,719,085 shares of our common stock outstanding. Of this amount, 29,010,581 shares of common stock were freely tradeable without restriction or further registration under the Securities Act of 1933, as amended, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.

Anti-takeover provisions of our charter and bylaws may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that stockholders might consider favorable. Provisions of our charter and bylaws could deter, delay or prevent a third-party from acquiring us, even if doing so would benefit our stockholders. These provisions include: the authority of the board to issue preferred stock with terms as the board may determine, the absence of cumulative voting in the election of directors, limitations on who may call special meetings of stockholders and advance notice requirements for stockholder proposals.

We do not intend to pay cash dividends in the foreseeable future. Since our IPO, we have not paid quarterly dividends on our common stock and have paid only one special cash dividend on our common stock, which we paid in December 2012 (see Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the special dividend). We currently intend to continue to retain any future earnings to finance the growth, development and expansion of our business and service debt. Accordingly, we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, any contractual restrictions, the income tax laws then in effect and the requirements of Delaware law. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters and primary fleet facility are located in Mount Airy, North Carolina. As of June 30, 2013, we owned 11 facilities and leased 78 properties throughout our service territory. Most of our properties are used as offices or for fleet operations and engineering services. We have pledged our owned properties as collateral under our revolving credit facility. We continuously review our property needs and, as a result, may consolidate or eliminate certain facilities in the future. However, no specific future eliminations or consolidations have been identified. We believe that our facilities are adequate for our current operations.

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

Market Information

Our common stock began trading on the New York Stock Exchange (“NYSE”) on July 27, 2005 at the time of our IPO and can now be found under the symbol “PIKE.” The table below presents the high and low sales prices per share of our common stock as reported on the NYSE for the periods indicated:

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low

First Quarter	$9.19	$7.72	$9.91	$6.64
Second Quarter	10.98	7.55	7.95	6.20
Third Quarter	15.18	9.40	9.62	7.13
Fourth Quarter	15.93	11.52	8.60	6.95

As of August 31, 2013, there were 42 stockholders of record of our common stock.

Dividend Policy

Since our IPO, we have not paid quarterly dividends on our common stock and have paid only one special cash dividend on our common stock, which we paid in December 2012 (see Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the special dividend). We currently intend to continue to retain any future earnings to finance the growth, development and expansion of our business and service debt. Accordingly, we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, any contractual restrictions, the income tax laws then in effect and the requirements of Delaware law.

Issuer Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the three-month period ended June 30, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program

April 1, 2013 through April 30, 2013	—		—	—	—
May 1, 2013 through May 31, 2013	3,661,327	(1)	$10.925	—	—
June 1, 2013 through June 30, 2013	—		—	—	—

(1)	On May 13, 2013, we entered into a share repurchase agreement with LGB Pike II LLC (the “Selling Stockholder”), pursuant to which we agreed to purchase $40 million of our common stock from the Selling Stockholder concurrently with the closing of an underwritten public offering by the Selling Stockholder of 8,000,000 shares of our common stock at the price at which the shares of common stock were sold to the public in the offering, less the underwriting discount, or $10.925 per share. We funded the share repurchase with available cash and borrowings under our revolving credit facility, and the repurchased shares were repurchased and cancelled on May 21, 2013.

Performance Graph

The following Performance Graph and related information shall not be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Presented below is a line graph comparing the total returns (assuming the reinvestment of dividends) of our common stock, the S&P 500 Index, the Russell 2000 Index, and the Peer Group. The “Peer Group” is comprised of Aegion Corporation; Comfort Systems USA, Inc.; Dycom Industries, Inc.; Integrated Electrical Services, Inc.; MasTec, Inc.; Matrix Service Company; Michael Baker Corporation; MYR Group Inc.; Quanta Services, Inc.; Sterling Construction Company, Inc.; Tetra Tech, Inc.; UniTek Global Services, Inc.; and Willbros Group, Inc.

The line graph assumes that $100 was invested in our common stock, each of the indices and the Peer Group on June 30, 2008. Returns for the companies included in the Peer Group have been weighted on the basis of the total market capitalization for each company. Returns include reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Pike Electric Corporation, the S&P 500 Index, the Russell 2000 Index, and a Peer Group

	6/08	6/09	6/10	6/11	6/12	6/13

Pike Electric Corporation	100.00	72.55	56.71	53.22	46.48	82.23
S&P 500	100.00	73.79	84.43	110.35	116.36	140.32
Russell 2000	100.00	74.99	91.10	125.18	122.58	152.25
Peer Group	100.00	75.03	63.21	72.23	73.72	90.03

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data of Pike Electric Corporation for each of the years in the five-year period ended June 30, 2013. The selected consolidated financial data for each of the five years in the period ended June 30, 2013 and as of June 30, 2013, 2012, 2011, 2010 and 2009, was derived from the audited consolidated financial statements of Pike Electric Corporation.

The consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere herein.

	Year Ended June 30,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Statement of Operations Data (1):
Core revenues	$751,364	$614,623	$529,335	$457,448	$460,630
Storm-related revenues	167,327	70,546	64,523	46,636	152,846

Total revenues	918,691	685,169	593,858	504,084	613,476
Cost of operations (2)	771,475	593,478	525,915	456,317	503,203

Gross profit	147,216	91,691	67,943	47,767	110,273
General and administrative expenses	75,579	66,219	57,675	51,994	50,248
Secondary offering and other related costs (3)	4,138	—	—	—	—
(Gain) loss on sale and impairment of property and equipment	(584)	(626)	751	1,239	2,116
Restructuring expenses (4)	—	—	—	8,945	—

Income (loss) from operations	68,083	26,098	9,517	(14,411)	57,909
Other expense (income):
Interest expense	7,384	7,304	6,608	7,908	9,258
Other, net	(127)	(63)	(55)	(298)	(1,552)

Total other expense	7,257	7,241	6,553	7,610	7,706

Income (loss) before income taxes	60,826	18,857	2,964	(22,021)	50,203
Income tax expense (benefit)	24,633	7,974	1,563	(8,562)	18,634

Net income (loss)	$36,193	$10,883	$1,401	$(13,459)	$31,569

Earnings (loss) per share:
Basic	$1.04	$0.31	$0.04	$(0.41)	$0.96

Diluted	$1.03	$0.31	$0.04	$(0.41)	$0.94

Shares used in computing earnings (loss) per share:
Basic	34,777	34,678	33,399	33,132	33,023

Diluted	35,057	35,111	33,996	33,132	33,741

Dividends per share:	$1.00	$—	$—	$—	$—

	As of June 30,
	2013	2012	2011	2010	2009
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$2,578	$1,601	$311	$11,133	$43,820
Working capital	123,209	113,842	84,342	73,530	98,379
Property and equipment, net	179,928	174,655	177,682	194,885	222,539
Total assets	623,774	538,148	493,609	505,378	548,969
Total current liabilities	88,232	79,303	78,488	78,532	77,554
Total long-term liabilities	293,707	181,920	160,732	177,378	214,450
Total stockholders’ equity	241,835	276,925	254,389	249,468	256,965

(1)	Statement of operations data includes the results of each acquired operation since the date of acquisition: Shaw Energy Delivery Services, Inc. —September 1, 2008; Facilities Planning & Siting, PLLC—June 30, 2009; Klondyke Construction LLC— June 30, 2010; Pine Valley Power, Inc.—August 1, 2011 and Synergetic Design Holdings, Inc. and its subsidiary, UC Synergetic, Inc.—July 2, 2012.
(2)	Cost of operations for fiscal 2010 includes $3.3 million of costs related to the cleanup of certain petroleum-related products on an owned property in Georgia. The remediation of the site is complete.
(3)	In fiscal 2013, we incurred approximately $4.1 million in fees and expenses for a secondary equity offering and concurrent share repurchase, both of which closed on May 21, 2013. Approximately $2.5 million of these costs are non-deductible for income tax purposes. See Note 7 of the Notes to Consolidated Financial Statements for further details.
(4)	Restructuring expenses for fiscal 2010 of $8.9 million relate to the implementation of cost restructuring measures in distribution operations and support services. The pre-tax restructuring charge consisted of $1.0 million for severance and other termination benefits and $7.9 million for the non-cash writedown of fleet and other fixed assets to be disposed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical consolidated financial statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data.” The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Item 1A. Risk Factors.”

Overview

Pike Electric Corporation, headquartered in Mount Airy, North Carolina, is one of the largest providers of energy solutions for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from our roots as a specialty non-unionized contractor for electric utilities focused on the distribution sector in the southeastern United States to a national, leading turnkey energy solutions provider with diverse capabilities servicing over 300 customers. Leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utilities customers, we believe that our experienced management team has positioned us to benefit from the substantial long-term growth drivers in our industry.

Services

Over the past five years, we have reshaped our business platform and service territory significantly from being a distribution construction company based primarily in the southeastern United States to a national energy and telecommunications solutions provider. We have done this organically and through strategic acquisitions of companies with complementary service offerings and geographic footprints. Our comprehensive suite of energy and communication solutions includes facilities planning and siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems, including utility-grade solar construction projects and storm-related services. Our planning and siting process leverages technology and the collection of environmental, regulatory, economic, cultural, land use and scientific data to facilitate successful right-of-way negotiations, licensing and permitting for powerlines, substations and electrical generation facilities. Our engineering and design capabilities include designing, providing EPC services, owner engineering, project management, material procurement, multi-entity coordination, grid integration, BOP, training, consulting, DOT projects, and Thermal Rate solutions for individual or turnkey powerline, substation and renewable energy projects. We also provide engineering and design services for the communication industry for wireline and wireless communication infrastructure. Our construction and maintenance capabilities include substation, distribution networks (underground and overhead) and transmission lines with voltages up to 345 kV. We are also a recognized leader in storm-related services due to our ability to rapidly mobilize thousands of existing employees and equipment within 24 hours, while maintaining a functional workforce for unaffected customers.

Service	Revenue Category	Description

Planning & Siting	All Other Operations	Our planning and siting process leverages technology and the collection of environmental, regulatory, economic, cultural, land use and scientific data to facilitate successful right-of-way negotiations, licensing and permitting for powerlines, substations and traditional and renewable electrical generation facilities. We also provide NERC reliability studies and renewable generation interconnection studies.

Engineering & Design	All Other Operations	We provide design, EPC, owner engineer, project management, material procurement, multi-entity coordination, grid integration, BOP, training, consulting, DOT projects, and Thermal Rate solutions for individual or turnkey powerline, substation and renewable energy projects. We also provide engineering and design services for the communication industry for wireline and wireless communication infrastructure.

Transmission and Distribution Construction	Distribution and Transmission

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

Substation Construction	Substation

We provide substation construction and service for voltages up to 500 kV.

Substation services include: construction of new substations, existing substation upgrades, relay testing, transformer maintenance and hauling, foundations, commissioning, emergency outage response and Smart Grid component installation. We also specialize in relay metering and control solutions.

Utility-Grade Solar Construction	Distribution and Other	We provide complete direct-hire construction services of utility-scale PV solar generation facilities including all scopes necessary to deliver power to the grid. We also provide full EPC installations of high voltage (230kV) underground gathering systems in conjunction with CSP facilities – “power towers” and full EPC installations for transmission lines and substations up to 500kV required for the interconnection of solar or wind generators to existing utility and transmission resources.

Storm Assessment, Inspection and Restoration Services	Storm-Related Services	Storm assessment, inspection and restoration services involve the assessment and repair or reconstruction of any part of a distribution or sub-500 kV transmission network, including substations, powerlines, utility poles or other components, damaged during snow, ice or wind storms, flash floods, hurricanes, tornadoes or other natural disasters. We are a recognized leader in storm-related services, due to our ability to rapidly mobilize thousands of existing employees and equipment within 24 hours, while maintaining a functional force for unaffected customers.

While storm-related services can generate significant revenues, their unpredictability is demonstrated by comparing our revenues from those services in the last five fiscal years which have ranged from 9.3% to 24.9% of total revenues. During periods with significant storm restoration work, we generally see man-hours diverted from core work, which decreases core revenues. The table below sets forth our revenues by category of service for the periods indicated:

Fiscal Year	Core Revenues	Percentage of Total Revenues	Storm-Related Revenues	Percentage of Total Revenues	Total Revenues
	(in millions)		(in millions)		(in millions)

2009	$460.6	75.1%	$152.9	24.9%	$613.5
2010	$457.5	90.7%	$46.6	9.3%	$504.1
2011	$529.3	89.1%	$64.5	10.9%	$593.8
2012	$614.6	89.7%	$70.6	10.3%	$685.2
2013	$751.4	81.8%	$167.3	18.2%	$918.7

Seasonality and Fluctuations of Results

Our services are performed outdoors and, as a result, our results of operations can be subject to seasonal variations due to weather conditions. These seasonal variations affect both our construction and engineering storm-related services. Extended periods of rain can negatively affect the deployment of our construction crews, particularly with respect to underground work. During the winter months, demand for construction work is generally lower due to inclement weather. Demand for construction work generally increases during the spring and summer months due to improved weather conditions. Due to the unpredictable nature of storms, the level of our storm-related revenues fluctuates from period to period.

Inflation

Due to relatively low levels of inflation experienced in recent years, inflation has not had a significant effect on our results. However, we have experienced fuel cost volatility during recent fiscal years.

Basis of Reporting

Revenues. We derive our revenues from two reportable segments, Construction and All Other Operations, through two service categories – core services and storm-related services. Our core services include facilities planning and siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems, including utility-grade solar construction. Our storm-related services involve the rapid deployment of our highly-trained crews and related equipment to restore power on transmission and distribution systems during crisis situations, such as hurricanes, tropical storms, ice storms or wind storms.

Cost of Operations. Our cost of operations consists primarily of compensation and benefits to employees, insurance, fuel, specialty equipment rental, operating and maintenance expenses relating to vehicles and equipment, materials and tools and supplies. Our cost of operations also includes depreciation, primarily relating to our vehicles and heavy equipment.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make certain estimates and assumptions for financial information that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and other intangible assets, asset lives and salvage values used in computing depreciation and amortization, including amortization of intangibles, accounting for income taxes, contingencies, litigation and stock-

based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. We believe the following to be our most important accounting policies, including those that use significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition. Revenues from service arrangements are recognized when services are performed. We recognize revenue from hourly services based on actual labor and equipment time completed and on materials when billable to our customers. We recognize revenue on unit-based services as the units are completed. We recognize the full amount of any estimated loss on site-specific unit projects if estimated costs to complete the remaining units for the project exceed the revenue to be received from such units.

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

Allowance for Doubtful Accounts. We provide an allowance for doubtful accounts that represents an estimate of uncollectible accounts receivable. The determination of the allowance includes certain judgments and estimates including our customers’ willingness or ability to pay and our ongoing relationship with the customer. In certain instances, primarily relating to storm-related work and other high-volume billing situations, billed amounts may differ from ultimately collected amounts. We incorporate our historical experience with our customers into the estimation of the allowance for doubtful accounts. These amounts are continuously monitored as additional information is obtained. Accounts receivable are primarily due from customers located within the United States. Any material change in our customers’ business or cash flows would affect our ability to collect amounts due.

Property and Equipment. We capitalize property and equipment as permitted or required by applicable accounting standards, including replacements and improvements when costs incurred for those purposes extend the useful life of the asset. We charge maintenance and repairs to expense as incurred. Depreciation on capital assets is computed using the straight-line method based on the useful lives of the assets, which range from three to 39 years. Our management makes assumptions regarding future conditions in determining estimated useful lives and potential salvage values based on dealer black book valuations. These assumptions impact the amount of depreciation expense recognized in the period and any gain or loss once the asset is disposed.

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

Valuation of Goodwill and Other Intangible Assets. We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units as of the first day of our fourth fiscal quarter. For purposes of our fiscal 2013 analysis, we had five reporting units: non-union construction, union construction, Pike Energy Solutions – energy engineering, UCS – energy engineering, and UCS – telecom engineering . In evaluating reporting units, we first consider our operating segments and related components in accordance with U.S. GAAP. We allocate goodwill to the reporting units that are expected to benefit from the synergies of the business combinations generating the goodwill. We apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair values of the reporting units to their carrying amounts, including goodwill. If the carrying amount of any reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded.

We determine the fair value of our reporting units based on a combination of the income approach, using a discounted cash flow model, and a market approach, which considers comparable companies and transactions. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects our best estimate of the weighted-average cost of capital of a market participant, and is adjusted for appropriate risk factors. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach. Under the market approach, valuation multiples are derived based on a selection of comparable companies and acquisition transactions, and applied to projected operating data for each reporting unit to arrive at an indication of fair value.

For our annual impairment analysis, we weighted the income and market approaches 70% and 30%, respectively. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach which is based on multiples of companies that, although comparable, may not have the exact same risk factors as our reporting units. The analysis indicated that, as of the first day of our fourth fiscal quarter, the fair values of each of our reporting units exceeded their respective carrying values in excess of 10%. For our analysis, we also considered various elements of an implied control premium in assessing the reasonableness of the reconciliation of the summation of the fair values of the invested capital of our five reporting units (with appropriate consideration of the interest bearing debt) to the Company’s overall market capitalization and our net book value. This analysis included (i) the current control premium being paid for companies with a similar market capitalization and within similar industries and (ii) certain synergies that a market participant buyer could realize, such as the elimination of potentially redundant costs. Based on these analyses, management determined that a control premium in the annual impairment analysis was not necessary. Based on these analyses, we concluded that goodwill was not impaired.

In addition to goodwill, we identify and value other intangible assets that we acquire in business combinations, such as customer arrangements, customer relationships, intellectual property and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. For customers with whom we have an existing relationship prior to the date of the transaction, we utilize assumptions that a marketplace participant would consider in estimating the fair value of customer relationships that an acquired entity had with our pre-existing customers in accordance with U.S. GAAP. The inputs into goodwill and intangible asset fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value accounting guidance.

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

Results of Operations

The following table sets forth selected statement of operations data as percentages of revenues for the periods indicated (dollars in millions):

	Year Ended June 30,
	2013		2012		2011
Revenues:
Core revenues	$751.4	81.8%	$614.6	89.7%	$529.3	89.1%
Storm-related revenues	167.3	18.2%	70.6	10.3%	64.5	10.9%

Total revenues	918.7	100.0%	685.2	100.0%	593.8	100.0%
Cost of operations	771.5	84.0%	593.5	86.6%	525.9	88.6%

Gross profit	147.2	16.0%	91.7	13.4%	67.9	11.4%
General and administrative expenses	75.6	8.2%	66.2	9.7%	57.6	9.7%
Secondary offering and other related costs	4.1	0.5%	—	—	—	—
(Gain) loss on sale and impairment of property and equipment	(0.6)	-0.1%	(0.6)	-0.1%	0.8	0.1%

Income from operations	68.1	7.4%	26.1	3.8%	9.5	1.6%
Interest expense and other, net	7.3	0.8%	7.2	1.0%	6.6	1.1%

Income before income tax	60.8	6.6%	18.9	2.8%	2.9	0.5%
Income tax expense	24.6	2.7%	8.0	1.2%	1.5	0.3%

Net income	$36.2	3.9%	$10.9	1.6%	$1.4	0.2%

Year Ended June 30, 2013 Compared to Year Ended June 30, 2012

Revenues. Revenues increased 34%, or $233.5 million, to $918.7 million for the year ended June 30, 2013 from $685.2 million for the year ended June 30, 2012. The increase was attributable to a $136.8 million increase in core revenues and a $96.7 million increase in storm-related revenues. Our acquisition of UCS on July 2, 2012 accounted for $77.3 million in revenues ($67.9 million core services and $9.4 million storm assessment and inspection services) for the current year.

Our storm-related revenues are highly volatile and unpredictable. For the year ended June 30, 2013, storm-related revenues totaled $167.3 million, which was primarily attributable to a large derecho storm in the Northeast, Hurricane Isaac and Hurricane Sandy. For the year ended June 30, 2012, storm-related revenues totaled $70.6 million, which was primarily attributable to Hurricane Irene and a large snow storm that occurred in the Northeast during November 2011.

Gross Profit. Gross profit increased 61%, or $55.5 million, to $147.2 million for the year ended June 30, 2013 from $91.7 million for the year ended June 30, 2012. Gross profit as a percentage of revenues increased to 16.0% for the year ended June 30, 2013 from 13.4% for the prior year. Our gross profit was positively impacted by our higher storm-related revenues and improving margins in construction and engineering services and the UCS acquisition.

We experienced volatility in our mark-to-market adjustment on our diesel hedging program that caused a $1.3 million decrease in our cost of operations during the year ended June 30, 2013 from a $2.5 million increase for the prior year. As a percentage of revenues, fuel costs decreased to 3.6% for the year ended June 30, 2013 from 4.9% for the prior year.

General and Administrative Expenses. General and administrative expenses increased 14% to $75.6 million for the year ended June 30, 2013 from $66.2 million for the year ended June 30, 2012. As a percentage of revenues, general and administrative expenses decreased to 8.2% for the year ended June 30, 2013 from 9.7% for the prior year. The increase in general and administrative expenses was primarily due to approximately $3.6 million of overhead costs related to UCS, $3.5 million in compensation, benefits, recruiting and travel to support geographic expansion and revenue growth, $1.2 million for additional incentive expense, and $0.6 million in severance.

Costs of Secondary Offering and Concurrent Share Repurchase. In fiscal 2013, we incurred approximately $4.1 million in fees and expenses for a secondary equity offering and concurrent share repurchase, both of which closed on May 21, 2013, and included fees and expenses associated with a special committee of our board of directors. Offering costs totaling approximately $2.5 million are non-deductible for income tax purposes. See Note 7 of the Notes to Consolidated Financial Statements for further details. These costs were not allocated to our Construction or All Other Operations segments for the year ended June 30, 2013.

Interest Expense and Other, Net. Interest expense and other, net increased 1% to $7.3 million for the year ended June 30, 2013 from $7.2 million for the year ended June 30, 2012. Fiscal 2012 includes the write-off of approximately $1.7 million of unamortized deferred loan costs as additional interest expense related to our prior credit facility in August 2011. In 2013, our interest expense increased due to additional borrowings for the UCS acquisition and the fourth quarter stock repurchase. See Note 6 of the Notes to Consolidated Financial Statements for further information on our revolving credit facility.

Income Tax Expense. Income tax expense was $24.6 million and $8.0 million for the years ended June 30, 2013 and June 30, 2012, respectively. Effective income tax rates of 40.5% and 42.3% for the years ended June 30, 2013 and June 30, 2012, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including state income and gross margin taxes, changes in permanent differences primarily related to non-deductibility of certain secondary offering costs and deductibility of certain costs related to the UCS acquisition, Internal Revenue Code Section 199 deduction for production activities, Internal Revenue Code Section 162(m) deduction limitations for compensation, meals and entertainment, and the relative size of our consolidated income before income taxes.

Operating Results by Segment – Year Ended June 30, 2013 Compared to Year Ended June 30, 2012

	Year Ended June 30,
	2013		2012
Revenues:
Construction core services	$605.6	66.0%	$552.0	80.6%
Intersegment eliminations	(0.6)	-0.1%	(8.0)	-1.2%

Total Construction core services, net	605.0	65.9%	544.0	79.4%

All Other Operations core services	183.8	20.0%	78.6	11.5%
Intersegment eliminations	(37.4)	-4.1%	(8.0)	-1.2%

Total All Other Operations core services, net	146.4	15.9%	70.6	10.3%

Total core services, net	751.4	81.8%	614.6	89.7%

Construction storm restoration	157.9	17.2%	70.6	10.3%
All Other Operations storm assessment and inspection	9.4	1.0%	—	—

Total storm-related revenue	167.3	18.2%	70.6	10.3%

Total revenue	$918.7	100.0%	$685.2	100.0%

Operating Income (Loss):
Construction	$69.1	101.5%	$25.9	99.3%
All Other Operations	5.1	7.5%	2.2	8.4%

Total	74.2	109.0%	28.1	107.7%
Other	(6.1)	-9.0%	(2.0)	-7.7%

Total Operating Income	$68.1	100.0%	$26.1	100.0%

Construction

	Year Ended June 30,
	2013	2012	% Change

Construction revenue	$763.5	$622.7
Intersegment eliminations	(0.6)	(8.1)

Total revenues, net	$762.9	$614.6	24.1%
Segment income from operations	$69.1	$25.9	166.8%

Revenues. Construction revenues increased 24.1%, or $148.3 million, to $762.9 million for the year ended June 30, 2013 from $614.6 million for the year ended June 30, 2012.

The following table contains supplemental information on construction revenue and percentage changes by category for the periods indicated:

	Year Ended June 30,
Category of Revenue	2013	2012	% Change
Distribution and other	$449.2	$418.8	7.3%
Transmission	101.5	72.5	40.0%
Substation	54.3	52.7	3.0%

Total core revenue	$605.0	$544.0	11.2%
Storm restoration services	157.9	70.6	123.7%

Total	$762.9	$614.6	24.1%

•

Distribution and Other Revenues. Our revenues for distribution services and other revenue increased 7.3% from the prior year, due to a general increase in demand for distribution maintenance services for the year ended June 30, 2013. We experienced some additional displacement in distribution revenue during the year ended June 30, 2013 due to the increased diversion of work crews to perform incremental storm services compared to the year ended June 30, 2012.

•

Transmission Revenues. Transmission revenues increased 40.0% from the prior year period. A significant amount of our transmission projects are fixed price, site specific projects and revenues can vary based on start dates of the projects and mobilization time. Transmission revenues were positively impacted by new projects in California and timing of the SCE&G EPC project which commenced construction in January 2012.

•

Substation Revenues. Substation revenues increased 3.0% from the prior year. A significant amount of our substation projects are fixed price, site specific projects and revenues can vary based on start dates of the projects and mobilization time. The substation construction market remains very competitive especially in the southeastern United States.

Segment Income from Operations. Segment income from operations increased 166.8% to $69.1 million for the year ended June 30, 2013 from $25.9 million for the year ended June 30, 2012. Segment income from operations as a percentage of revenues increased to 9.1% for the year ended June 30, 2013 from 4.2% for the prior year. Our segment income from operations was positively impacted by our higher storm restoration revenues and improving margins in core construction services. We also benefited from a mark-to-market adjustment on our diesel hedging program that provided a $1.3 million decrease in our cost of operations during the year ended June 30, 2013. We were negatively impacted by the mark-to-market adjustment during the year ended June 30, 2012 that caused a $2.5 million increase in our cost of operations for that period.

All Other Operations

	Year Ended June 30,
	2013	2012	% Change

All Other Operations core revenue	$183.8	$78.6
Intersegment eliminations	(37.4)	(8.0)

Total core revenue, net	$146.4	$70.6	107.4%
Storm assessment and inspection revenue	9.4	—

Total revenues, net	$155.8	$70.6	120.7%
Segment income from operations	$5.1	$2.2	131.8%

Revenues. All Other Operations revenues increased 120.7%, or $85.2 million, to $155.8 million for the year ended June 30, 2013 from $70.6 million for the year ended June 30, 2012. The acquisition of UCS on July 2, 2012 contributed $77.3 million of revenue (including $9.4 million in storm assessment and inspection services) during the year ended June 30, 2013. Engineering revenues were also positively impacted by increased activity on the SCE&G EPC project which commenced construction around January 2012. Engineering revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues. Material procurement services, if they are provided, are typically on our EPC projects that are administered by engineering. As a result, our revenue will fluctuate due to material procurement associated with our EPC projects.

Segment Income from Operations. Segment income from operations increased 131.8% to $5.1 million for the year ended June 30, 2013 from $2.2 million for the year ended June 30, 2012. Segment income from operations as a percentage of revenues increased to 3.3% for the year ended June 30, 2013 from 3.1% for the prior year. Our segment income from operations was positively impacted by the acquisition of UCS, which benefits from higher margin engineering services, including storm assessment and inspection services. UCS does not provide material procurement services that lower overall margin percentages. In addition, engineering services were positively impacted by increased activity on the SCE&G EPC project which commenced construction in January 2012. Our segment income from operations was negatively impacted from severance costs totaling $1.1 million and non-productive start-up paid time incurred on a new large telecom project with an existing customer during the year ended June 30, 2013.

Other

Other represents certain corporate general and administrative costs not allocated to the segments. Other loss from operations increased 205% to $6.1 million for the year ended June 30, 2013 from $2.0 million for the year ended June 30, 2012. The increase in loss from the prior year is primarily attributable to the $4.1 million in fees and expenses in connection with the secondary equity offering and concurrent share repurchase not being allocated to the segments for the year ended June 30, 2013. See Note 7 of the Notes to Consolidated Financial Statements for further details.

Year Ended June 30, 2012 Compared to Year Ended June 30, 2011

Revenues. Revenues increased 15%, or $91.4 million, to $685.2 million for the year ended June 30, 2012 from $593.8 million for the year ended June 30, 2011. The increase was attributable to a $6.1 million increase in storm-related revenues and an $85.3 million increase in core revenues.

Our core revenues increased 16.1% to $614.6 million for the year ended June 30, 2012 from $529.3 million for the prior year. Our acquisition of Pine Valley on August 1, 2011 provided $18.9 million in core revenues for the year ended June 30, 2012. Our project in Tanzania, which began construction in July 2011, provided $10.1 million in core revenues for the year ended June 30, 2012.

Our storm-related revenues are highly volatile and unpredictable. For the year ended June 30, 2012, storm-related revenues totaled $70.6 million compared to $64.5 million for the year ended June 30, 2011. The increase was primarily attributable to more severe damages caused by Hurricane Irene, which occurred along the East coast during August 2011, and a large snow storm that occurred in the Northeast during November 2011.

Gross Profit. Gross profit increased 35% to $91.7 million for the year ended June 30, 2012 from $67.9 million for the year ended June 30, 2011. Gross profit as a percentage of revenues increased to 13.4% for the year ended June 30, 2012 from 11.4% for the prior year. Greater volume of core services and the increase in storm-related revenues favorably contributed to our increased gross profit in the current year. The increased gross profit percentage also reflects the positive impact from a decrease of $11.1 million in material procurement service revenues during the year ended June 30, 2012. The gross profit on material procurement services in the current market is generally lower than our other services and currently ranges from 0% to 5% as a percentage of revenues.

We experienced volatility in our mark-to-market adjustment on our diesel hedging program that caused a $2.5 million increase in our cost of operations during the year ended June 30, 2012. As a percentage of revenues, fuel costs increased to 4.9% for the year ended June 30, 2012 from 4.3% for the prior year. Gross profit for the year ended June 30, 2011 was negatively impacted by a $2.0 million reduction of costs and estimated earnings in excess of billings on uncompleted contracts that related to prior periods (see Note 2 of the Notes to Consolidated Financial Statements).

General and Administrative Expenses. General and administrative expenses increased 15% to $66.2 million for the year ended June 30, 2012 from $57.6 million for the year ended June 30, 2011. As a percentage of revenues, general and administrative expenses remained unchanged at 9.7% for the years ended June 30, 2012 and 2011. The increase in general and administrative expenses was primarily due to approximately $2.0 million of overhead costs related to Pine Valley, which was acquired on August 1, 2011, $0.3 million related to the Tanzania project, which began construction in July 2011, $1.5 million in compensation, benefits, recruiting and travel to support geographic expansion and revenue growth, $0.6 million in professional fees related to the UCS acquisition process, $1.1 million related to increased professional fees for accounting and project consulting as we continue to integrate acquired companies, including the system conversion for Pine Valley, $0.7 million for intangible asset amortization and IT related system depreciation and $1.0 million for accrued incentive and other bonuses.

Interest Expense and Other, Net. Interest expense and other, net increased 9% to $7.2 million for the year ended June 30, 2012 from $6.6 million for the year ended June 30, 2011. This increase was primarily due to the write-off of $1.7 million of unamortized deferred loan costs as additional interest expense related to the prior credit facility. The increase was partially offset by lower deferred loan cost amortization under the existing revolving credit facility. On August 24, 2011, we entered into a $200.0 million revolving credit facility that replaced our prior credit facility. See Note 6 of the Notes to Consolidated Financial Statements for additional details of the existing revolving credit facility.

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

Operating Results by Segment – Year Ended June 30, 2012 Compared to Year Ended June 30, 2011

	Year Ended June 30,
	2012		2011
Revenues:
Construction core services	$552.0	80.6%	$453.7	76.4%
Intersegment eliminations	(8.0)	-1.2%	—	—

Total Construction core services, net	544.0	79.4%	453.7	76.4%

All Other Operations core services	78.6	11.5%	75.6	12.7%
Intersegment eliminations	(8.0)	-1.2%	—	—

Total All Other Operations core services, net	70.6	10.3%	75.6	12.7%

Total core services, net	614.6	89.7%	529.3	89.1%

Construction storm restoration	70.6	10.3%	64.5	10.9%
All Other Operations storm assessment and inspection	—	—	—	—

Total storm-related revenue	70.6	10.3%	64.5	10.9%

Total revenue	$685.2	100.0%	$593.8	100.0%

Operating Income (Loss):
Construction	$25.9	99.3%	$12.3	129.5%
All Other Operations	2.2	8.4%	(2.4)	-25.3%

Total	28.1	107.7%	9.9	104.2%
Other	(2.0)	-7.7%	(0.4)	-4.2%

Total Operating Income	$26.1	100.0%	$9.5	100.0%

Construction

	Year Ended June 30,
	2012	2011	% Change

Construction revenue	$622.7	$518.2
Intersegment eliminations	(8.1)	—

Total revenues, net	$614.6	$518.2	18.6%
Segment income from operations	$25.9	$12.3	110.6%

Revenues. Construction revenues increased 18.6%, or $96.4 million, to $614.6 million for the year ended June 30, 2012 from $518.2 million for the year ended June 30, 2011.

The following table contains supplemental information on core revenue and percentage changes by category for the periods indicated:

	Year Ended June 30,
Category of Revenue	2012	2011	% Change
Distribution and other	$418.8	$333.3	25.7%
Transmission	72.5	78.2	-7.3%
Substation	52.7	42.2	24.9%

Total core revenue	$544.0	$453.7	19.9%
Storm restoration services	70.6	64.5	9.5%

Total	$614.6	$518.2	18.6%

•

Distribution and Other Revenues. Our combined revenues for overhead and underground distribution services and other revenue increased 25.7% from the prior year, primarily due to a general increase in demand for overhead distribution maintenance, an increase in renewable projects in California, the addition of Pine Valley ($14.4 million), and our Tanzania project ($10.1 million). This growth rate was affected by our decision to divert distribution crews to respond to increased storm activity from Hurricane Irene and a large Northeast snow storm that occurred during the year ended June 30, 2012. The majority of our distribution services are provided to investor-owned, municipal and co-operative utilities under MSAs. Services provided under these MSAs include both overhead and underground powerline distribution services. Our underground distribution services continue to be adversely affected by a weak market for new residential housing. Our MSAs do not guarantee a minimum volume of work. The MSAs provide a framework for core and storm restoration pricing and provide an outline of the service territory in which we will work or the percentage of overall outsourced distribution work we will provide for the customer. Our MSAs also provide a platform for multi-year relationships with our customers. MSAs enable us to easily increase or decrease staffing for a customer without exhaustive contract negotiations.

•

Transmission Revenues. Transmission revenues decreased 7.3% from the prior year. Our transmission project pipeline remains strong but the timing of certain projects negatively impacted the year over year comparison. In addition, we had reductions in material procurement service revenues totaling $2.7 million during the year ended June 30, 2012. We began construction activity on the SCE&G EPC project during 2012 and expect this project will continue through 2018. The addition of Pine Valley contributed $0.3 million in transmission revenues during the year ended June 30, 2012.

•

Substation Revenues Substation revenues increased 24.9% from the prior year. Our substation services growth has benefited from the addition of Pine Valley ($4.2 million) and the organic growth of Klondyke’s business.

Segment Income from Operations. Segment income from operations increased 110.6% to $25.9 million for the year ended June 30, 2012 from $12.3 million for the year ended June 30, 2011. Segment income from operations as a percentage of revenues increased to 4.2% for the year ended June 30, 2012 from 2.4% for the prior year. Our segment income from operations was positively impacted by greater volume of core services and the increase in storm restoration revenues favorably contributed to our increased gross profit in the current year. We experienced volatility in our mark-to-market adjustment on our diesel hedging program that caused a $2.5 million increase in our cost of operations during the year ended June 30, 2012. As a percentage of revenues, fuel costs increased to 4.9% for the year ended June 30, 2012 from 4.3% for the prior year.

All Other Operations

	Year Ended June 30,
	2012	2011	% Change

All Other Operations revenue	$78.6	$75.6
Intersegment eliminations	(8.0)	—

Total revenues, net	$70.6	$75.6	-6.6%
Segment income (loss) from operations	$2.2	$(2.4)	191.7%

Revenues. All Other Operations revenue decreased 6.6%, or $5.0 million, to $70.6 million for the year ended June 30, 2012 from $75.6 million for the year ended June 30, 2011. Engineering revenues were negatively impacted by a decrease in material procurement service revenues which decreased from $50.0 million for the prior year, primarily for the VC Summer nuclear substation project, to $37.5 million for the year ended June 30, 2012. Engineering revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues. Material procurement services, if they are provided, are typically on our EPC projects that are administered by engineering. As a result, our revenue will fluctuate due to material procurement associated with our EPC projects. Revenues from the year ended June 30, 2011 were negatively impacted by a $2.0 million reduction of costs and estimated earnings in excess of billings on uncompleted contracts that related to prior periods (see Note 2 of the Notes to Consolidated Financial Statements).

Segment Income (Loss) from Operations. Segment income (loss) from operations increased 191.7% to $2.2 million for the year ended June 30, 2012 from a $2.4 million loss for the year ended June 30, 2011. Segment income (loss) from operations as a percentage of revenues increased to 3.1% for the year ended June 30, 2012 from (3.2%) for the prior year. Engineering services were positively impacted by increased activity on the SCE&G EPC project which commenced construction in January 2012. Gross profit for the year ended June 30, 2011 was negatively impacted by a $2.0 million reduction of costs and estimated earnings in excess of billings on uncompleted contracts that related to prior periods discussed above under “Revenues” with respect to the year ended June 30, 2011.

Liquidity and Capital Resources

Our primary cash needs have been working capital, capital expenditures, payments under our revolving credit facility and acquisitions. In fiscal 2013, our cash needs also included a special dividend and a repurchase of common stock. Our primary source of cash for fiscal 2013 was cash from operations and borrowings under our revolving credit facility. Our primary source of cash for fiscal 2012 and 2011 was cash provided by operations.

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

As of June 30, 2013, we had $221.0 million in borrowings and our availability under our revolving credit facility was $49.9 million (after giving effect to $4.1 million of outstanding standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our revolving credit facility, which are discussed below.

We believe that our cash flows from operations, available cash and cash equivalents, and borrowings available under our revolving credit facility will be adequate to meet our liquidity needs in the ordinary course of business for the foreseeable future. However, our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. In addition, if we fail to comply with the covenants contained in our revolving credit facility, we may be unable to access our revolving credit facility upon which we depend for letters of credit and other short-term borrowings. This would have a negative impact on our liquidity and require us to obtain alternative short-term financing.

Changes in Cash Flows: 2013 Compared to 2012

	Year Ended June 30,
	2013	2012
	(in millions)
Net cash provided by operating activities	$82.8	$25.7
Net cash used in investing activities	$(105.9)	$(45.5)
Net cash provided by financing activities	$24.1	$21.1

Net cash provided by operating activities increased to $82.8 million for the fiscal year ended June 30, 2013 from $25.7 million for the fiscal year ended June 30, 2012. The increase in operating cash flows was primarily due to improvement of net income by $25.3 million and our ability to decrease the rate of our working capital growth as the business grew in 2013.

We received a refund from the commercial insurance carrier that administers our partially self-insured individual workers’ compensation, vehicle and general liability insurance programs for retrospective premium payment adjustments of $5.5 million in December 2012, which is included in net cash provided by operating activities for the year ended June 30, 2013. These refunds are included in changes in insurance and claims accruals. Retrospective adjustments have historically been prepared annually on a “paid-loss” basis by our commercial insurance carrier. The prior year retrospective premium payment adjustment from our commercial insurance carrier resulted in a refund totaling $3.5 million that was received in August 2011.

Net cash used in investing activities increased to $105.9 million for the fiscal year ended June 30, 2013 from $45.5 million for the fiscal year June 30, 2012. This increase is primarily due to cash used for the acquisition of UCS in July 2012 totaling $69.7 million (net of cash acquired totaling $0.7 million), and increased capital expenditures. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.

Net cash provided by financing activities increased to $24.1 million for the fiscal year ended June 30, 2013 compared to $21.1 million for the fiscal year ended June 30, 2012. On August 24, 2011, we entered into a $200.0 million revolving credit facility that replaced our prior credit facility of which $113.0 million was outstanding under our prior credit facility and accrued interest totaling $0.3 million was paid off at that time. Total costs associated with the existing revolving credit facility were approximately $1.8 million which are being capitalized and amortized over the term of the agreement using the effective interest method. On June 27, 2012, we exercised the accordion feature of the revolving credit facility and entered into a commitment increase agreement with our lenders thereby increasing the lenders’ commitments by $75.0 million, from $200.0 million to $275.0 million. We borrowed $70.0 million to finance the UCS acquisition during the year ended June 30, 2013. On December 4, 2012, we announced that our board of directors had declared a special cash dividend of $1.00 per share on our common stock totaling $35.2 million. The dividend was payable to stockholders of record as of December 14, 2012 and was paid on December 21, 2012. In May 2013, we repurchased 3,661,327 shares of our common stock at a price of $10.925 per share, or $40 million, from LGB Pike II. We funded the share repurchase with available cash and borrowings under our revolving credit facility, and the shares were repurchased and cancelled on May 21, 2013. See Note 7 of the Notes to Consolidated Financial Statements for further details.

Changes in Cash Flows: 2012 Compared to 2011

	Year Ended June 30,
	2012	2011
	(in millions)
Net cash provided by operating activities	$25.7	$22.2
Net cash used in investing activities	$(45.5)	$(16.5)
Net cash provided by (used in) financing activities	$21.1	$(16.5)

Net cash provided by operating activities increased to $25.7 million for the fiscal year ended June 30, 2012 from $22.2 million for the fiscal year ended June 30, 2011. We had net income of $10.9 million for the fiscal year ended June 30, 2012 compared to a net income of $1.4 million for the fiscal year ended June 30, 2011 and a decrease of $18.6 million in accounts receivable related to storm work. This was partially offset by upward trends for core accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts primarily related to started construction and engineering activity on the SCE&G EPC project and system and procedural issues on the side of two of our investor-owned utility customers.

We received a refund from the commercial insurance carrier that administers our partially self-insured individual workers’ compensation, vehicle and general liability insurance programs for retrospective premium payment adjustments of $3.5 million in August 2011, which is included in net cash provided by operating activities for the fiscal year ended June 30, 2012. The refund is included in changes in insurance and claims accruals. Retrospective adjustments have historically been prepared annually on a “paid-loss” basis by our commercial insurance carrier. The last retrospective premium payment adjustment from our commercial insurance carrier required us to make payments totaling approximately $5.2 million that were paid from February 2011 through May 2011.

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

Capital Expenditures

We routinely invest in vehicles, equipment and technology. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. Capital expenditures were $40.3 million, $33.9 million and $19.1 million for fiscal 2013, 2012 and 2011, respectively. Capital expenditures for all periods consisted primarily of purchases of vehicles and equipment used to service our customers. As of June 30, 2013, we had no material outstanding commitments for capital expenditures. We expect capital expenditures to range from $38.0 million to $43.0 million for the year ending June 30, 2014, which could vary depending on the addition of new customers or increased work on existing customer relationships. We intend to fund those expenditures primarily from operating cash flows and available cash and cash equivalents.

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

	Year Ended June 30,
	2013	2012
	(in millions)
Net income	$36.2	$10.9

Adjustments:
Interest expense	7.4	7.3
Income tax expense	24.6	8.0
Depreciation and amortization	41.4	38.3

EBITDA	$109.6	$64.5

EBITDA increased 70% to $109.6 million for the year ended June 30, 2013 from $64.5 million for the year ended June 30, 2012. The increased EBITDA for the year ended June 30, 2013 was primarily due to a higher level of storm activity compared to the prior year. In addition, we experienced organic revenue growth in all service lines and added UCS in July 2012.

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

Our revolving credit facility requires us to maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our revolving credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.00 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in our revolving credit facility) of at least 1.25 to 1.00. At June 30, 2013, we were in compliance with such covenants with a leverage ratio and a fixed charge ratio of 1.96 and 2.56, respectively. Our revolving credit facility contains a number of other affirmative and negative covenants, including limitations on dissolutions, sales of assets, investments, indebtedness and liens.

Contractual Obligations and Other Commitments

As of June 30, 2013, our contractual obligations and other commitments were as follows:

	Payment Obligations by Fiscal Year Ended June 30,
	Total	2014	2015	2016	2017	2018	Thereafter
	(in millions)
Long-term debt obligations (1)	$221.0	$—	$—	$221.0	$—	$—	$—
Interest payment obligations (2)	14.0	6.5	6.5	1.0	—	—	—
Operating lease obligations	61.7	15.1	12.9	11.6	9.2	7.5	5.4
Purchase obligations (3)	32.6	32.6	—	—	—	—	—
Deferred compensation (4)	6.6	—	—	—	2.1	—	4.5

Total	$335.9	$54.2	$19.4	$233.6	$11.3	$7.5	$9.9

(1)	Includes only obligations to pay principal, not interest expense.
(2)	Represents estimated interest payments to be made on our variable rate debt. All interest payments assume that principal payments are made as originally scheduled. Interest rates utilized to determine interest payments for variable rate debt are based upon our current interest rate and include the impact of our interest rate swaps. For more information, see Note 6 of the Notes to Consolidated Financial Statements.
(3)	Represents purchase obligations related to materials and subcontractor services for customer contracts.
(4)	For a description of the deferred compensation obligation, see Note 15 of the Notes to Consolidated Financial Statements.

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

Letters of Credit

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. We use our revolving credit facility to issue letters of credit. As of June 30, 2013, we had $4.1 million of standby letters of credit issued under our revolving credit facility primarily for insurance and bonding purposes. Our ability to obtain letters of credit under the revolving portion of our revolving credit facility is conditioned on our continued compliance with the affirmative and negative covenants of our revolving credit facility.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2013, we had $98.8 million in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.

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

Accounting for Goodwill and Intangible Assets

In September 2011, the FASB issued guidance related to testing goodwill for impairment which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, a more detailed two-step goodwill impairment test will need to be performed which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The amendment will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The amendment was effective prospectively for our interim period ended September 30, 2012. We adopted this guidance in performing our annual goodwill impairment test as of the first day of the fourth quarter this fiscal year. The adoption of this guidance did not have an impact on our financial statements.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are intended to be “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us and the industry in which we operate and management’s beliefs and assumptions. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Business - Overview,” “- Industry Overview,” “- Our Growth Strategy,” “- Competitive Strengths,” “- Competition,” “- Customers,” “- Employees,” “- Equipment,” “- Proprietary Rights,” “- Government Regulation,” “- Environmental Matters,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Words such as “may,” “should,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “potential,” “continue,” “believe,” “seek,” “estimate,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Such risks include, without limitation, those identified under the heading “Risk Factors.” Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to:

•

our belief that our experienced management team has positioned us to benefit from the substantial long-term growth drivers in our industry by leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utilities customers;

•	our belief that our acquisitions of Klondyke and Pine Valley will allow us to continue to expand our EPC services in the western United States and better compete in markets with unionized workforces;

•

our belief that there are significant growth opportunities for our business and the services we provide due to the required future investment in transmission and distribution infrastructure, the expanded development of energy sources, the increased outsourcing of infrastructure services and the rebound in residential development;

•	our belief that there is significant demand for first or second generation build-out of electricity infrastructure in developing countries;

•

our belief that certain developing countries suffer from inefficient infrastructure or a lack of infrastructure altogether and that these markets present opportunities for companies, such as ourselves, with scale, sophistication and size to utilize their skills and equipment in productive and profitable projects;

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

•

our belief that the U.S. electric power system and network reliability will require significant future upkeep given the postponement of maintenance spending in recent years due to the difficult economic conditions, that such upkeep will drive demand for our services and that our leading position in the markets we service will enable us to capitalize on increases in demand for our services;

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

•

our belief that our reputation and experience combined with our broad platform of service offerings allow us to opportunistically bid on attractive international projects and that there will be large and financially attractive projects to pursue in international markets over the next few years as developing regions install or develop their electric infrastructure;

•

our belief that we have a unique and strong competitive position in the markets in which we operate resulting from a number of factors, including: (i) our position as a leading provider of energy solutions; (ii) our attractive, contiguous presence in key geographic markets; (iii) our long-standing relationships across a high-quality customer base; (iv) our outsourced services-based business model; (v) our position as a recognized leader in storm-related capabilities; and (vi) our experienced operations management team with extensive relationships;

•	our belief that we are one of only a few companies offering a broad spectrum of energy and communication solutions that our current and prospective customers increasingly demand;

•

our belief that our customized, well-maintained and extensive fleet and experienced crews provide us with a competitive advantage in our ability to service our customers and respond rapidly to storm-related opportunities;

•	our belief that our important customer relationships provide us an advantage in competing for their business and developing new client relationships;

•

our belief that the trend of many of our customers increasing their reliance on outsourcing the maintenance and improvement of their transmission and distribution systems to third-party service providers will continue to be a key growth driver for the leading participants in our industry as electric utilities continue to focus more on power generation;

•

our belief that our construction and engineering footprint includes the areas of the U.S. power grid that are the most susceptible to damage caused by severe weather, such as tornadoes, tropical storms, hurricanes and ice storms;

•

our belief that our management team’s deep industry knowledge, field experience and relationships extend our operating capabilities, improve the quality of our services, facilitate access to clients and enhance our strong reputation in the industry;

•

our belief that we have a favorable competitive position in our markets due in large part to our ability to execute with respect to each of the following factors, which are the principal competitive factors in the end markets in which we operate: (i) diversified services, including the ability to offer turnkey EPC project services; (ii) experienced management and employees; (iii) customer relationships and industry reputation; (iv) responsiveness in emergency restoration situations; (v) availability of fleet and specialty equipment; (vi) adequate financial resources and bonding capacity; (vii) geographic breadth and presence in customer markets; (viii) pricing of services, particularly under MSA constraints; and (ix) safety concerns of our crews, customers and the general public;

•

our expectation that a substantial portion of our revenues will continue to be derived from a limited group of customers given the composition of the investor-owned, municipal and co-operative electric utilities in our geographic market;

•	our belief that we have a good relationship with our employees;

•

our belief that we have an advantage relative to our competitors in our ability to mobilize, outfit and manage the equipment necessary to perform our construction work, given that we own the majority of our fleet;

•

our belief that the capability of our maintenance team to operate 24 hours a day, both at maintenance centers and in the field, and provide high-quality customer repair work and expedient service in maintaining a fleet poised for mobilization gives us a competitive advantage, with stronger local presence, lower fuel costs and more efficient equipment maintenance;

•	our belief that our trademarks are a valuable part of our business;

•	our belief that we are in material compliance with applicable regulatory requirements and have all material licenses required to conduct our operations;

•

our expectation that costs to maintain environmental compliance and/or to address environmental issues will not have a material adverse effect on our results of operations, cash flows or financial condition;

•	our belief that fixed-price contracts will become increasingly prevalent in the powerline industry;

•

our intention to continue to retain any future earnings in the foreseeable future to finance the growth, development and expansion of our business and service debt, rather than declaring or paying cash dividends on our common stock;

•	our belief that our facilities are adequate for our current operations;

•

our belief that the lawsuits, claims or other legal proceedings that arise in the ordinary course of business will not have, individually or in the aggregate, a material adverse effect on our results of operations, financial position or cash flows;

•

our belief that variances in the final outcome of self-insured claims from estimates due to the type and severity of the injury, costs of medical claims and uncertainties surrounding the litigation process will not have a material adverse effect on our financial condition or liquidity;

•

our belief that our cash flows from operations, available cash and cash equivalents, and borrowings available under our revolving credit facility will be adequate to meet our liquidity needs in the ordinary course of business for the foreseeable future;

•

our expectation that our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance and our belief that this is subject to a certain extent to general economic, financial, competitive, legislative, regulatory and other factors beyond our control;

•

the possibility that if we fail to comply with the covenants contained in our revolving credit facility, we may be unable to access our revolving credit facility upon which we depend for letters of credit and other short-term borrowings and that this would have a negative impact on our liquidity and require us to obtain alternative short-term financing;

•

our expectation that our capital expenditures will range from $38.0 million to $43.0 million for the year ending June 30, 2014, which could vary depending on the addition of new customers or increased work on existing customer relationships, and our intention to fund those expenditures from operating cash flows and available cash and cash equivalents;

•	our belief that it is unlikely that any material claims will be made under a letter of credit in the foreseeable future;

•	our belief that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future;

•

our expectation that the FASB guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income will not have a material impact on our financial position, results of operations or cash flows;

•	our expectation that the FASB guidance regarding disclosures about offsetting assets and liabilities will not have a material impact on our financial position, results of operations or cash flows;

•

our expectation that, if diesel prices rise, our gross profit and operating income could be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers;

•	our belief that the financial institutions with whom we maintain substantially all of our cash equivalents are high credit quality financial institutions;

•	our expectation that the net amount of the existing losses in OCI at June 30, 2013 reclassified into net income over the next twelve months will be approximately $18,000; and

•	our belief that any future indemnity claims against us would not have a material adverse effect on our results of operations, financial position or cash flows.

Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after we file this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on borrowings under our revolving credit facility, which bears interest based on the London Interbank Offered Rate (“LIBOR”), plus an applicable margin dependent upon our total leverage ratio. We use derivative financial instruments to manage exposure to fluctuations in interest rates on our revolving credit facility. These derivative financial instruments, which are currently all swap agreements, are not entered into for trading or speculative purposes. A swap agreement is a contract to exchange a floating rate for a fixed rate without the exchange of the underlying notional amount.

We periodically enter into interest rate swaps to decrease our exposure to interest rate volatility. We currently have five active interest rate swaps with notional amounts totaling $95 million each ranging from $10 million to $25 million. Fixed rates range from 0.40% to 0.45%. Based on our leverage ratio and the one-month LIBOR rate at June 30, 2013, these swap agreements effectively fix the interest rate at 2.73% for $95 million of our revolving credit facility. The fair value of the interest rate swaps at June 30, 2013 was reflected on the balance sheet in accrued expenses and other for $0.1 million.

Diesel Fuel Risk

We have a large fleet of vehicles and equipment that primarily use diesel fuel. As a result, we have market risk for changes in diesel fuel prices. If diesel prices rise, our gross profit and operating income would be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers.

We periodically enter into diesel fuel swaps and fixed-price forward contracts to decrease our price volatility. We currently hedge approximately 58% of our diesel fuel usage primarily over the next twelve months with prices ranging from $3.79 to $4.23 per gallon at a weighted-average price of $3.90 per gallon. Our goal is to maintain our hedged positions at 40% to 60% of our annual volumes on a rolling basis. The fair value of the diesel fuel swaps at June 30, 2013 was reflected on the balance sheet in accrued expenses and other for approximately $0.3 million.

Based on our projected fuel usage for fiscal 2013 and after including the impact of our active diesel fuel swaps, a $0.50 change in the price per gallon of diesel fuel would change our annual cost of operations by approximately $1.5 million. Actual changes in costs of operations may differ materially from the hypothetical assumptions used in computing this exposure.

Concentration of Credit Risk

We are subject to concentrations of credit risk related primarily to our cash and cash equivalents and accounts receivable. We maintain substantially all of our cash equivalents with what we believe to be high credit quality financial institutions. We grant credit under normal payment terms, generally without collateral, to our customers, which include electric power companies, governmental entities, general contractors and builders, and owners and managers of commercial and industrial properties located in the United States. Consequently, we are subject to potential credit risk related to changes in business and economic factors throughout the United States. However, we generally have certain statutory lien rights with respect to services provided.

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

For purposes of evaluating our internal control over financial reporting, management determined that the internal control over financial reporting at Synergetic Design Holdings, Inc. and at its subsidiary, UC Synergetic, Inc. (together, “UCS”), headquartered in Charlotte, North Carolina, both of which were acquired in July 2012, would be excluded from the internal control assessment as of June 30, 2013, as permitted by the rules and regulations of the SEC. UCS constituted 15% of consolidated total assets as of June 30, 2013 and 8% and 16% of consolidated revenues and net income, respectively, for the year then ended .

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of June 30, 2013.

Our independent registered public accounting firm, Ernst & Young LLP, audited the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued their report on the effectiveness of internal control over financial reporting, which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Pike Electric Corporation

We have audited the accompanying consolidated balance sheets of Pike Electric Corporation as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pike Electric Corporation at June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pike Electric Corporation’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated September 4, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
September 4, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Pike Electric Corporation

We have audited Pike Electric Corporation’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Pike Electric Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of UCS, which is included in the 2013 consolidated financial statements of Pike Electric Corporation and constituted 15% of consolidated total assets as of June 30, 2013 and 8% and 16% of consolidated revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Pike Electric Corporation also did not include an evaluation of the internal control over financial reporting of UCS.

In our opinion, Pike Electric Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pike Electric Corporation as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013 of Pike Electric Corporation and our report dated September 4, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina
September 4, 2013

PIKE ELECTRIC CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	June 30,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$2,578	$1,601
Accounts receivable from customers, net	104,585	91,059
Costs and estimated earnings in excess of billings on uncompleted contracts	71,248	66,414
Inventories	14,396	15,348
Prepaid expenses and other	9,914	9,001
Deferred income taxes	8,720	9,722

Total current assets	211,441	193,145
Property and equipment, net	179,928	174,655
Goodwill	153,668	122,932
Other intangibles, net	74,841	43,617
Deferred loan costs, net	1,561	2,175
Other assets	2,335	1,624

Total assets	$623,774	$538,148

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$33,500	$26,206
Accrued compensation	30,468	28,703
Billings in excess of costs and estimated earnings on uncompleted contracts	6,235	5,318
Accrued expenses and other	5,908	7,551
Current portion of insurance and claim accruals	12,121	11,525

Total current liabilities	88,232	79,303
Revolving credit facility	221,000	123,000
Insurance and claim accruals, net of current portion	4,958	3,956
Deferred compensation, net of current portion	6,431	5,578
Deferred income taxes	58,402	46,749
Other liabilities	2,916	2,637
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 31,719 and 35,052 shares issued and outstanding at June 30, 2013 and June 30, 2012, respectively	6,424	6,428
Additional paid-in capital	176,988	173,060
Accumulated other comprehensive loss, net of taxes	(47)	—
Retained earnings	58,470	97,437

Total stockholders’ equity	241,835	276,925

Total liabilities and stockholders’ equity	$623,774	$538,148

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended June 30,
	2013	2012	2011

Revenues	$918,691	$685,169	$593,858
Cost of operations	771,475	593,478	525,915

Gross profit	147,216	91,691	67,943
General and administrative expenses	75,579	66,219	57,675
Secondary offering and other related costs	4,138	—	—
(Gain) loss on sale and impairment of property and equipment	(584)	(626)	751

Income from operations	68,083	26,098	9,517
Other expense (income):
Interest expense	7,384	7,304	6,608
Other, net	(127)	(63)	(55)

Total other expense	7,257	7,241	6,553

Income before income taxes	60,826	18,857	2,964
Income tax expense	24,633	7,974	1,563

Net income	$36,193	$10,883	$1,401

Earnings per share:
Basic	$1.04	$0.31	$0.04

Diluted	$1.03	$0.31	$0.04

Shares used in computing earnings per share:
Basic	34,777	34,678	33,399

Diluted	35,057	35,111	33,996

Dividends per share:	$1.00	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended June 30,
	2013	2012	2011

Net income	$36,193	$10,883	$1,401
Other comprehensive (loss) income:
Change in fair value of interest rate cash flow hedges, net of income taxes of ($30), $114 and ($23), respectively	(47)	178	(36)

Comprehensive income	$36,146	$11,061	$1,365

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common		Additional	Other		Total
	Stock	Common	Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Stock	Capital	Income (Loss)	Earnings	Equity

Balance June 30, 2010	33,544	$6,427	$158,030	$(142)	$85,153	$249,468
Employee stock compensation plans, net	122	—	3,556	—	—	3,556
Comprehensive income:
Net income	—	—	—	—	1,401	1,401
Loss on derivative instruments, net of income taxes of ($23)	—	—	—	(36)	—	(36)

Total comprehensive income	—	—	—	(36)	1,401	1,365

Balance June 30, 2011	33,666	$6,427	$161,586	$(178)	$86,554	$254,389
Employee stock compensation plans, net	403	—	3,212	—	—	3,212
Issuance of common stock in connection with Pine Valley Power, Inc. acquisition	983	1	8,262	—	—	8,263
Comprehensive income:
Net income	—	—	—	—	10,883	10,883
Gain on derivative instruments, net of income taxes of $114	—	—	—	178	—	178

Total comprehensive income	—	—	—	178	10,883	11,061

Balance June 30, 2012	35,052	$6,428	$173,060	$—	$97,437	$276,925
Employee stock compensation plans, net	328	—	3,928	—	—	3,928
Special cash dividend declared and paid	—	—	—	—	(35,164)	(35,164)
Repurchase and retirement of common stock	(3,661)	(4)	—	—	(39,996)	(40,000)
Comprehensive income:
Net income	—	—	—	—	36,193	36,193
Gain on derivative instruments, net of income taxes of ($30)	—	—	—	(47)	—	(47)

Total comprehensive income	—	—	—	(47)	36,193	36,146

Balance June 30, 2013	31,719	$6,424	$176,988	$(47)	$58,470	$241,835

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2013	2012	2011
Cash flows from operating activities:
Net income	$36,193	$10,883	$1,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,431	38,254	38,033
Non-cash interest expense	994	2,698	2,303
Deferred income taxes	(1,150)	(952)	174
(Gain) loss on sale and impairment of property and equipment	(584)	(626)	751
Equity compensation expense	3,684	3,925	4,102
Excess tax benefit from stock-based compensation	(117)	(696)	—
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(5,083)	(24,047)	(15,281)
Inventories, prepaid expenses and other	264	388	(9,603)
Insurance and claim accruals	1,598	(3,666)	(10,280)
Accounts payable and other	5,555	1,197	10,613
Deferred compensation	—	(1,659)	—

Net cash provided by operating activities	82,785	25,699	22,213

Cash flows from investing activities:
Purchases of property and equipment	(40,355)	(33,852)	(19,088)
Business acquisitions, net of cash acquired	(69,654)	(16,806)	(90)
Net proceeds from sale of property and equipment	4,088	5,110	2,676

Net cash used in investing activities	(105,921)	(45,548)	(16,502)

Cash flows from financing activities:
Principal payments on long-term debt	—	(99,000)	(15,500)
Borrowings under prior revolving credit facility	—	37,700	—
Repayments under prior revolving credit facility	—	(37,700)	—
Borrowings under existing revolving credit facility	370,000	217,420	—
Repayments under existing revolving credit facility	(272,000)	(94,420)	—
Special cash dividend declared and paid	(35,164)	—	—
Repurchase of common stock	(40,000)	—	—
Stock option and employee stock purchase activity, net	1,297	(1,001)	(42)
Excess tax benefit from stock-based compensation	117	696	—
Deferred loan costs	(137)	(2,556)	(991)

Net cash provided by (used in) financing activities	24,113	21,139	(16,533)

Net increase (decrease) in cash and cash equivalents	977	1,290	(10,822)
Cash and cash equivalents beginning of year	1,601	311	11,133

Cash and cash equivalents end of year	$2,578	$1,601	$311

The accompanying notes are an integral part of these consolidated financial statements.

PIKE ELECTRIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended June 30, 2013, 2012 and 2011

(in thousands, except per share amounts)

1.	Organization and Business

As used in this section, unless the context requires otherwise, the terms “Pike,” “Pike Electric,” the “Company,” “we,” “us” and “our” refer to Pike Electric Corporation and its subsidiaries and all predecessors of Pike Electric Corporation and its subsidiaries.

Pike Electric is one of the largest providers of energy solutions for investor-owned, municipal and co-operative electric utilities in the United States. Our comprehensive suite of energy and communication solutions includes facilities planning and siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems, including utility-grade solar construction and storm-related services. As a result of the acquisition of Synergetic Design Holdings, Inc. and its subsidiary, UC Synergetic, Inc. (together, “UCS”), expanding the size and scope of our engineering business, we decided in the first quarter of fiscal 2013 to change our reportable segments. As a result of these changes, we operate our business as two reportable segments: Construction and All Other Operations. Prior year segment amounts have been revised to conform to the current presentation. See Note 19 for further information on our segments.

We monitor revenue by two categories of services: core and storm-related. We use this breakdown because core services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, and storm-related revenues represent additional revenue opportunities that depend on weather conditions.

The following table sets forth our revenue by type of service for the periods indicated:

	Year Ended June 30,
	2013		2012		2011
Core services	$751,364	81.8%	$614,623	89.7%	$529,335	89.1%
Storm-related services	167,327	18.2%	70,546	10.3%	64,523	10.9%

Total	$918,691	100.0%	$685,169	100.0%	$593,858	100.0%

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Pike Electric Corporation and its wholly-owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts; recognition of revenue for costs and estimated earnings in excess of billings on uncompleted contracts; future cash flows associated with long-lived assets; useful lives and salvage values of fixed assets for depreciation purposes; workers’ compensation and employee benefit liabilities; purchase price allocations; fair value assumptions in analyzing goodwill; income taxes; and fair values of financial instruments. Due to the subjective nature of these estimates, actual results could differ from those estimates. We recorded an approximate $2,000 reduction of costs and estimated earnings in excess of billings on uncompleted contracts during the quarter ended September 30, 2010 that relates to prior periods, the impact of which is not material to any individual prior period or our annual results for fiscal 2011.

Cash and Cash Equivalents

We consider all highly-liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Revenue Recognition

Revenues from service arrangements are recognized when services are performed. We recognize revenue from hourly services based on actual labor and equipment time completed and on materials when billable to our customers. We recognize revenue on unit-based services as the units are completed. We recognize the full amount of any estimated loss on site-specific unit projects if estimated costs to complete the remaining units for the project exceed the revenue to be received from such units.

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

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts that represents an estimate of uncollectible accounts receivable. The determination of the allowance includes certain judgments and estimates including our customers’ willingness or ability to pay and our ongoing relationship with the customer. In certain instances, primarily relating to storm-related work and other high-volume billing situations, billed amounts may differ from ultimately collected amounts. We incorporate our historical experience with our customers into the estimation of the allowance for doubtful accounts. These amounts are continuously monitored as additional information is obtained. Accounts receivable are due from customers located within the United States and include balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contracts and acceptance by the customer. These amounts are generally collected within one year. Any material change in our customers’ business or cash flows could affect our ability to collect amounts due. Receivable amounts pertaining to retainage provisions with customers totaled $7,527 and $4,429 at June 30, 2013 and 2012, respectively.

Accounts receivable from customers, net and costs and estimated earnings in excess of billings on uncompleted contracts included allowances for doubtful accounts of $1,894, $863 and $537 at June 30, 2013, 2012 and 2011, respectively. We recorded bad debt expense (recovery) of ($54), $43 and ($94), for fiscal 2013, 2012 and 2011, respectively.

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

Goodwill and Other Intangible Assets

We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units as of the first day of our fourth fiscal quarter. For purposes of our fiscal 2013 analysis, we had five reporting units: non-union construction, union construction, Pike Energy Solutions – energy engineering, UCS – energy engineering, and UCS – telecom engineering. In evaluating reporting units, we first consider our operating segments and related components in accordance with U.S. GAAP. We allocate goodwill to the reporting units that are expected to benefit from the synergies of the business combinations generating the goodwill. We apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair values of the reporting units to their carrying amounts, including goodwill. If the carrying amount of any reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded.

We determine the fair value of our reporting units based on a combination of the income approach, using a discounted cash flow model, and a market approach, which considers comparable companies and transactions. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects our best estimate of the weighted-average cost of capital of a market participant, and is adjusted for appropriate risk factors. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach. Under the market approach, valuation multiples are derived based on a selection of comparable companies and acquisition transactions, and applied to projected operating data for each reporting unit to arrive at an indication of fair value.

For our annual impairment analysis, we weighted the income and market approaches 70% and 30%, respectively, The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting units than the market approach which is based on multiples of companies that, although comparable, may not have the exact same risk factors as our reporting units. The analysis indicated that, as of the first day of our fourth fiscal quarter, the fair values of each of our reporting units exceeded their respective carrying values in excess of 10%. For our analysis, we also considered various elements of an implied control premium in assessing the reasonableness of the reconciliation of the summation of the fair values of the invested capital of our five reporting units (with appropriate consideration of the interest bearing debt) to the Company’s overall market capitalization and our net book value. This analysis included (i) the current control premium being paid for companies with a similar market capitalization and within similar industries and (ii) certain synergies that a market participant buyer could realize, such as the elimination of potentially redundant costs. Based on these analyses, management determined that a control premium in the annual impairment analysis was not necessary. Based on our annual impairment analyses, we concluded that goodwill was not impaired.

In addition to goodwill, we identify and value other intangible assets that we acquire in business combinations, such as customer arrangements, customer relationships, intellectual property and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. For customers with whom we have an existing relationship prior to the date of the transaction, we utilize assumptions that a marketplace participant would consider in estimating the fair value of customer relationships that an acquired entity had with our pre-existing customers in accordance with U.S. GAAP. The inputs into goodwill and intangible asset fair value calculations reflect our market assumptions and are not observable. Consequently, the inputs are considered to be Level 3 as specified in the fair value accounting guidance.

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

For the years ended June 30, 2013, 2012 and 2011, respectively, insurance and claims expense was $33,313, $32,545 and $32,322 and was included in cost of operations and general and administrative expenses in the consolidated statements of income.

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

Advertising and Promotion Costs

We expense advertising and promotion costs as incurred and these costs are included as a component of general and administrative expenses. Advertising and promotion costs for the years ended June 30, 2013, 2012 and 2011 were $659, $813 and $951, respectively.

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

Deferred Loan Costs

Deferred loan costs are being amortized over the term of the related debt using the effective-interest method. Accumulated amortization was $1,133 and $382 at June 30, 2013 and 2012, respectively. Amortization expense was $751, $2,386 and $2,007 for the years ended June 30, 2013, 2012 and 2011, respectively. Approximately $149 of the amortization expense for fiscal 2011 is related to unamortized loan costs written off due to term loan prepayments (see Note 6). We also wrote-off approximately $1,700 of unamortized deferred loan costs as additional interest expense related to the prior credit facility in August 2011. Total deferred loan costs associated with entering into our existing revolving credit facility were approximately $1,800. We also capitalized deferred loan costs totaling approximately $138 and $823 for the years ended June 30, 2013 and June 30, 2012 relating to our accordion loan feature of our existing revolving credit facility exercised on June 27, 2012 and amounts borrowed to fund the UCS acquisition on July 2, 2012.

Derivative Instruments

We use certain derivative instruments to manage risk relating to diesel fuel and interest rate exposure. Our use of derivative instruments is currently limited to interest rate swaps and diesel fuel swaps. These instruments are generally structured as hedges of forecasted transactions or the variability of cash flows to be paid related to a recognized asset or liability (cash flow hedges). We do not enter into derivative instruments for trading or speculative purposes. However, we have entered into diesel fuel swaps to economically hedge future purchases of diesel fuel, for which we have not applied hedge accounting. All derivatives are recognized on the balance sheet at fair value. For those derivative instruments for which we intend to elect hedge accounting, on the date the derivative contract is entered into, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the consolidated balance sheet or to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

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

Recent Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment was effective retrospectively for our year ended June 30, 2013. The adoption of this guidance only affected presentation and did not have an impact on our financial position, results of operations or cash flows.

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

Accounting for Goodwill and Intangible Assets

In September 2011, the FASB issued guidance related to testing goodwill for impairment which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, a more detailed two-step goodwill impairment test will need to be performed which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The amendment was effective prospectively for our interim period ended September 30, 2012. We adopted this guidance in performing our annual goodwill impairment test as of the first day of the fourth quarter this fiscal year. The adoption of this guidance did not have a material impact on our financial statements.

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

We completed our analysis of the valuation of the acquired assets and liabilities assumed of UCS during the year ended June 30, 2013. In June 2013, we recorded additional adjustments increasing goodwill and deferred income taxes totaling $11 to accurately reflect the amounts recognized as of the acquisition date. The purchase price of $69,654 has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values as summarized in the following table:

Current assets	$13,632
Property and equipment	1,760
Intangible assets	39,800
Goodwill	30,736
Other	100

Total assets acquired	86,028
Current liabilities	(3,009)
Deferred income taxes	(13,365)

Total liabilities assumed	(16,374)

Net assets	$69,654

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

The financial results of the operations of UCS have been included in our consolidated financial statements since the date of the acquisition and represent revenue of $77,253 and net income of $3,469 for the year ended June 30, 2013. The following unaudited pro forma condensed statement of income data gives effect to the acquisition of UCS as if it had occurred on July 1, 2011. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented. Pro forma results for the year ended June 30, 2012 excludes non-recurring charges primarily related to seller transaction expenses prior to the acquisition totaling approximately $2,900.

	Year Ended	Year Ended
	June 30,	June 30,
	2013	2012
Revenues	$918,691	$757,855

Net income	$36,193	$13,761

Basic earnings per common share	$1.04	$0.40

Diluted earnings per common share	$1.03	$0.39

Pine Valley

On August 1, 2011, we acquired Pine Valley, a privately-held company located near Salt Lake City, Utah, for $25,068, net of cash acquired of $465. The funding for the purchase consisted of cash from operations and cash borrowed under our revolving credit facility totaling $7,271 and $10,000, respectively, and the issuance of approximately 983 shares of our common stock having an estimated fair value of $8,262 on the issuance date. Pine Valley provides construction and maintenance services to the transmission and distribution, renewable energy, industrial water and mining industries.

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

The intangible assets recognized are attributable to customer relationships totaling $8,005, non-compete agreements with the seller totaling $1,829, and a trademark totaling $238 and are being amortized over fifteen, five and five years, respectively. All changes in goodwill for the year ended June 30, 2013 are related to purchase price allocation adjustments for Pine Valley. The goodwill recognized is attributable primarily to expected synergies and is amortizable for tax purposes over a period of 15 years.

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

	Year Ended	Year Ended
	June 30,	June 30,
	2012	2011
Revenues	$686,980	$618,980

Net income	$10,994	$6,251

Basic earnings per common share	$0.32	$0.19

Diluted earnings per common share	$0.31	$0.18

4.	Property and Equipment

Property and equipment is comprised of the following:

	Estimated Useful	June 30,
	Lives in Years	2013	2012
Land	—	$2,964	$3,283
Buildings	15-39	27,415	27,591
Vehicles	5-12	237,127	226,480
Machinery and equipment	3-19	79,055	83,683
Office equipment, furniture and software	3-7	30,540	25,754

Total		377,101	366,791
Less: accumulated depreciation		(197,173)	(192,136)

Property and equipment, net		$179,928	$174,655

Depreciation expense for the years ended June 30, 2013, 2012 and 2011 was $32,855, $33,445 and $33,559, respectively.

Expenses for maintenance and repairs of property and equipment were $36.302, $34,510 and $28,583 for the years ended June 30, 2013, 2012 and 2011, respectively.

Amounts reported as (gain) loss on sale and impairment of property and equipment relate primarily to the sale of aging, damaged or excess fleet equipment. Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market. The carrying value of assets held for sale was $175 and $119 at June 30, 2013 and 2012, respectively, and is included in prepaid expenses and other in the consolidated balance sheets. All of the assets held for sale are expected to be sold within twelve months.

5.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for fiscal year 2013 and 2012 are as follows:

		All Other	Total
	Construction	Operations	Goodwill
Goodwill at June 30, 2011	$101,071	$9,822	$110,893

Acquisition of Pine Valley	12,039	—	12,039

Goodwill at June 30, 2012	$113,110	$9,822	$122,932

Acquisition of UCS	—	30,736	30,736

Goodwill at June 30, 2013	$113,110	$40,558	$153,668

See Note 19 for details pertaining to the Company’s reportable segments.

We have recorded no impairment losses related to goodwill and have no intangible assets with indefinite lives other than goodwill.

Other amortizable intangible assets are comprised of:

	Customer		Non-Compete
	Relationships		Agreements		Trademarks		Total
	June 30,		June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012	2013	2012

Gross carrying value	$92,711	$58,711	$11,719	$9,919	$4,838	$838	$109,268	$69,468

Accumulated amortization	(24,382)	(18,284)	(9,393)	(7,283)	(652)	(284)	(34,427)	(25,851)

Net intangible assets	$68,329	$40,427	$2,326	$2,636	$4,186	$554	$74,841	$43,617

Weighted-average useful life (years)	20.6	25.6	6.1	6.6	17.4	4.0	18.9	22.7

Amortization expense related to intangible assets for the years ended June 30, 2013, 2012 and 2011 was $8,576, $4,809 and $4,474, respectively.

Estimated future amortization expense related to intangible assets is as follows:

Year Ended June 30,	Amount
2014	$7,378
2015	7,268
2016	6,415
2017	5,705
2018	5,482
Thereafter	42,593

Total	$74,841

6.	Debt

On July 29, 2009, we entered into an amended and restated secured bank credit facility (“Restated Credit Facility”) that replaced our prior credit facility (“Original Credit Facility”). The Restated Credit Facility: (i) extended the maturity of the revolving facility from July 1, 2010 to July 1, 2012; (ii) increased availability under the revolving facility from $90,000 to $115,000; (iii) increased the interest rate on the revolving facility by 2.0%; (iv) increased the aggregate dollar limits on our ability to invest in joint ventures, transfer assets to foreign subsidiaries, make earn-out payments, use unsecured debt, lease equipment, repurchase debt, pay dividends and repurchase equity; and (v) increased the letter of credit limit from $50,000 to $90,000, with the addition of an additional $25,000 cash collateralized letter of credit facility at our option. The financial covenants in the credit facility remained unchanged in the Restated Credit Facility.

In addition to the revolving facility, the Restated Credit Facility included a $300,000 term loan due July 1, 2012 and a $150,000 term loan due December 10, 2012. The Restated Credit Facility was secured by substantially all of our assets and contained a number of affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness, liens and restricted payments, and a requirement to maintain certain financial ratios. Pursuant to the terms of the Restated Credit Facility, we could prepay any loans under the agreement in whole or in part without penalty.

The term loans bore interest at a variable rate at our option of either (i) the Alternate Base Rate, defined as the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.50%, plus a margin ranging from 0.50% to 0.75% or (ii) LIBOR plus a margin ranging from 1.50% to 1.75%. The margins were applied based on our leverage ratio, which was computed quarterly.

Advances made under the revolving facility bore interest at a variable rate at our election of either (i) the Alternate Base Rate as defined, plus a margin ranging from 2.50% to 3.00% or (ii) LIBOR plus a margin ranging from 3.50% to 4.00%. The margins were applied based on our leverage ratio, which was computed quarterly. At June 30, 2011, the LIBOR margin was 3.50%. The borrowing availability under the revolving credit facility was $89,426 as of June 30, 2011 (after giving effect to outstanding standby letters of credit of $25,574). This borrowing availability was subject to, and potentially limited by, our compliance with the covenants of the Restated Credit Facility, as amended. We were subject to a commitment fee of 0.75% and letter of credit fees between 3.75% and 4.25% based on our leverage ratio.

On August 24, 2011, we entered into a new $200,000 revolving credit facility (the “Existing Credit Facility”) that replaced the Restated Credit Facility. The Existing Credit Facility matures in August 2015. We paid off outstanding term loans and borrowings on the revolver of the Restated Credit Facility upon entering into the Existing Credit Facility. The obligations under the Existing Credit Facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic and first-tier foreign subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, subject to limited exceptions.

Borrowings under the Existing Credit Facility bear interest at a variable rate at our option of either (i) the Base Rate, defined as the greater of the Prime Rate, the Federal Funds Effective Rate plus 0.50% or LIBOR plus 1.00%, plus a margin ranging from 0.50% to 1.50% or (ii) LIBOR plus a margin ranging from 2.00% to 3.00%. The margins are applied based on our leverage ratio, which is computed quarterly. At June 30, 2013 and 2012, the Base Rate and LIBOR margin were 0.75% and 2.25%, respectively. At June 30, 2013 and 2012, our Base Rate and adjusted LIBOR rate were 4.0% and 2.5%, respectively.

We are subject to a commitment fee ranging from 0.375% to 0.625% and letter of credit fees between 2.00% and 3.00% based on our leverage ratio. We are also subject to letter of credit fronting fees of 0.125% per annum for amounts available to be withdrawn. Total costs associated with the Existing Credit Facility were approximately $1,800, including the commitment fee, which were capitalized and are being amortized over the term of the debt using the effective interest method. At June 30, 2013 and 2012, accumulated amortization related to all deferred loan costs was $1,133 and $382, respectively.

The Existing Credit Facility contains a number of other affirmative and restrictive covenants including limitations on dissolutions, sales of assets, investments, and indebtedness and liens. The Existing Credit Facility also requires us to maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in the Existing Credit Facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.00 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in the Existing Credit Facility) of at least 1.25 to 1.00.

On June 27, 2012, we exercised the accordion feature of the Existing Credit Facility and entered into a commitment increase agreement with our lenders thereby increasing the lenders’ commitments by $75,000, from $200,000 to $275,000. Total costs associated with the new accordion commitment were approximately $800, which we capitalized and are being amortized over the term of the debt using the effective interest method.

As of June 30, 2013, we had $221,000 in borrowings and our availability under the Existing Credit Facility was $49,931 (after giving effect to $4,069 of outstanding standby letters of credit).

Cash paid for interest expense totaled $6,389, $4,285 and $4,232 for the years ended June 30, 2013, 2012 and 2011, respectively. Interest costs capitalized for the years ended June 30, 2013, 2012 and 2011 were $12, $47 and $23, respectively.

7.	Stockholders’ Equity

Special Dividend

On December 4, 2012, we announced that our board of directors had declared a special cash dividend of $1.00 per share on our common stock totaling $35,164. The dividend was payable to stockholders of record as of December 14, 2012 and was paid on December 21, 2012.

Secondary Offering and Concurrent Share Repurchase

On May 13, 2013, we entered into a share repurchase agreement with LGB Pike II LLC (the “Selling Stockholder”), pursuant to which we agreed to purchase $40,000 of our common stock from the Selling Stockholder concurrently with the closing of an underwritten public offering by the Selling Stockholder of 8,000 shares of our common stock at the price at which the shares of common stock were sold to the public in the offering, less the underwriting discount, or $10.925 per share (the “Repurchase Agreement”). We funded the share repurchase with available cash and borrowings under the Existing Credit Facility, and the shares were repurchased and cancelled on May 21, 2013. The excess of the repurchase price over our common stock par value was charged against retained earnings. We did not receive any proceeds from the sale of shares in the secondary offering and were obligated to conduct such offering and pay the expenses related thereto pursuant to that certain Stockholders Agreement, dated April 18, 2002, as amended, among the Company and certain stockholders. We incurred fees and expenses totaling $4,138 in connection with the secondary equity offering, the concurrent share repurchase and a special committee of our board of directors. This amount is shown as a separate operating expense in the consolidated statements of income for the year ended June 30, 2013; $2,464 of the offering expenses are non-deductible for income tax purposes.

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

We have used certain derivative instruments to manage risk relating to diesel fuel and interest rate exposure. Derivative instruments are not entered into for trading or speculative purposes. We document all relationships between derivative instruments and related items, as well as our risk-management objectives and strategies for undertaking various derivative transactions.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates on borrowings under the Existing Credit Facility, which bears interest based on LIBOR, plus an applicable margin dependent upon our total leverage ratio. We use derivative financial instruments to manage exposure to fluctuations in interest rates on the Existing Credit Facility.

Effective January 2013, we entered into an interest rate swap agreement (the “January 2013 Swap”), with a notional amount of $10,000, to help manage a portion of our interest risk related to our floating-rate debt. Under the January 2013 Swap, we pay a fixed rate of 0.42% and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The January 2013 Swap qualified for hedge accounting and is designated as a cash flow hedge. There was no hedge ineffectiveness for the January 2013 Swap for the year ended June 30, 2013. The swap will expire in June 2015.

Effective December 2012, we entered into two interest rate swap agreements (the “December 2012 Swaps”), with notional amounts of $10,000 and $25,000, respectively, to help manage a portion of our interest risk related to our floating-rate debt. Under the December 2012 Swaps, we pay fixed rates of 0.42% and 0.45%, respectively, and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The December 2012 Swaps qualified for hedge accounting and are designated as cash flow hedges. There was no hedge ineffectiveness for the December 2012 Swaps for the year ended June 30, 2013. These swaps will expire in June 2015.

Effective September 2012, we entered into two interest rate swap agreements (the “September 2012 Swaps”), each with notional amounts of $25,000, to help manage a portion of our interest risk related to our floating-rate debt. Under the September 2012 Swaps, we pay fixed rates of 0.40% and 0.42%, respectively, and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The September 2012 Swaps qualified for hedge accounting and are designated as cash flow hedges. There was no hedge ineffectiveness for the September 2012 Swaps for the year ended June 30, 2013. These swaps will expire in February and March 2015, respectively.

Effective May 2010, we entered into an interest rate swap agreement (the “May 2010 Swap”), with a notional amount of $20,000, to help manage a portion of our interest risk related to our floating-rate debt. The May 2010 Swap expired in May 2012. Under the May 2010 Swap, we paid a fixed rate of 1.1375% and received a rate equivalent to the 30-day LIBOR, adjusted monthly. The May 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the May 2010 Swap for the years ended June 30, 2012 and 2011.

Effective June 2010, we entered into an interest rate swap agreement (the “June 2010 Swap”), with a notional amount of $20,000, to help manage a portion of our interest risk related to our floating-rate debt. The June 2010 Swap expired in June 2012. Under the June 2010 Swap, we paid a fixed rate of 1.0525% and received a rate equivalent to the 30-day LIBOR, adjusted monthly. The June 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the June 2010 Swap for the years ended June 30, 2012 and 2011.

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

Diesel Fuel Risk

We have a large fleet of vehicles and equipment that primarily uses diesel fuel. As a result, we have market risk for changes in diesel fuel prices. If diesel prices rise, our gross profit and operating income could be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers.

We periodically enter into diesel fuel swaps and fixed-price forward contracts to decrease our price volatility. We currently hedge approximately 58% of our diesel fuel usage primarily over the next twelve months with prices ranging from $3.79 to $4.23 per gallon at a weighted-average price of $3.90 per gallon. We are not currently utilizing hedge accounting for any active diesel fuel derivatives.

Balance Sheet and Statement of Operations Information

The fair value of derivatives at June 30, 2013 and 2012 is summarized in the following table:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2013	Fair Value at June 30, 2012	Fair Value at June 30, 2013	Fair Value at June 30, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other	$—	$—	$77	$—

Total derivatives designated as hedging instruments		$—	$—	$77	$—

Derivatives not designated as hedging instruments:
Diesel fuel swaps (1)	Accrued expenses and other	$—	$—	$294	$1,588

Total derivatives not designated as hedging instruments		$—	$—	$294	$1,588

Total derivatives		$—	$—	$371	$1,588

(1)	The fair values of liability derivatives with the same counterparty are netted on the balance sheet.

The effects of derivative instruments, net of tax, on the consolidated statements of income for the fiscal years ended June 30, 2013 and 2012 are summarized in the following tables:

Derivatives designated as cash flow hedging instruments:

	Amount of (Loss) Gain Recognized in OCI (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Earnings	Amount of Loss Reclassified from Accumulated OCI into Earnings
For the Year Ended June 30,	2013	2012		2013	2012
Interest rate swaps	$(47)	$178	Interest expense	$(82)	$(195)

Total	$(47)	$178		$(82)	$(195)

Derivatives not designated as cash flow hedging instruments:

	Location of Gain (Loss) Recognized in Earnings	Amount of Gain (Loss) Recognized in Earnings
For the Year Ended June 30,		2013	2012
Diesel fuel swaps (gross)	Cost of operations	$1,294	$(2,476)

Total		$1,294	$(2,476)

For the years ended June 30, 2013, 2012 and 2011, there were no reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Accumulated OCI

For the interest rate swaps, the following table summarizes the net derivative gains or losses, net of taxes, deferred into accumulated OCI and reclassified to income (loss) for the periods indicated below.

	Year Ended June 30,
	2013	2012
Net accumulated derivative loss deferred at beginning of period	$—	$(178)
Change in fair value	(129)	(17)
Reclassification to net income	82	195

Net accumulated derivative loss deferred at end of period	$(47)	$—

At June 30, 2013, accumulated OCI associated with interest rate swaps qualifying for hedge accounting treatment was ($47), net of income tax effects. At June 30, 2012, there was no accumulated OCI associated with interest swaps as both swaps expired during the year ended June 30, 2012. At June 30, 2013 and 2012, there was no accumulated OCI associated with diesel fuel swaps as we are not utilizing hedge accounting for any such swaps.

The estimated net amount of the existing losses in OCI at June 30, 2013 expected to be reclassified into net income over the next twelve months is approximately $18. This amount was computed using the fair value of the cash flow hedges at June 30, 2013 and will differ from actual reclassifications from OCI to net income during the next twelve months.

9.	Fair Value Measurements

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

As of June 30, 2013 and 2012, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge our exposure to interest rate fluctuations and a portion of our diesel fuel costs. These derivative instruments currently consist of swaps only. See Note 8 for further information on our derivative instruments and hedging activities.

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

At June 30, 2013 and 2012, the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

Description	June 30, 2013	Level 1	Level 2	Level 3
Liability:
Diesel fuel swap agreements	$(294)	$—	$(294)	$—
Interest rate swap agreements	(77)	—	(77)	—

Total	$(371)	$—	$(371)	$—

Description	June 30, 2012	Level 1	Level 2	Level 3
Liability:
Diesel fuel swap agreements	$(1,588)	$—	$(1,588)	$—

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

10.	Income Taxes

Income tax expense consisted of the following:

	Year Ended June 30,
	2013	2012	2011
Current	$25,783	$8,926	$1,389
Deferred	(1,150)	(952)	174

Total	$24,633	$7,974	$1,563

In assessing the value of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the availability of taxable income in carryback periods, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provides a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value, if applicable. The Company has concluded that no valuation allowance is required for deferred tax assets at June 30, 2013 and 2012, respectively. Significant components of our deferred tax liabilities and assets are as follows:

	June 30,
	2013	2012
Deferred tax liabilities:
Tax over book depreciation	$(46,927)	$(47,739)
Tax over book amortization	(16,561)	(7,073)
Other	(5,538)	(1,863)

Total deferred tax liabilities	(69,026)	(56,675)

Deferred tax assets:
Deferred compensation	2,510	2,159
Self-insurance accruals	3,701	5,505
Accrued vacation	2,435	2,673
Stock compensation	5,210	5,281
Other	5,487	4,030

Total deferred tax assets	19,343	19,648

Net deferred tax liabilities	$(49,683)	$(37,027)

The differences between the income tax expense and the amounts computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	Year Ended June 30,
	2013		2012		2011
Computed tax at federal statutory rate	$21,289	35.0%	$6,600	35.0%	$1,037	35.0%
State income taxes, net of federal expense	2,788	4.6%	872	4.6%	308	10.4%
Internal Revenue Code Section 199 deduction	(1,441)	-2.4%	(393)	-2.1%	—	0.0%
Non-deductible secondary offering costs	862	1.4%	—	0.0%	—	0.0%
Other	1,135	1.9%	895	4.8%	218	7.4%

Net income tax expense	$24,633	40.5%	$7,974	42.3%	$1,563	52.8%

Cash paid for income taxes, net of refunds received, totaled $26,624, $3,244 and $5,414 for the years ended June 30, 2013, 2012 and 2011, respectively.

We have recorded a liability for unrecognized tax benefits related to tax positions taken on various income tax returns. If recognized, the entire amount of unrecognized benefits would impact our effective tax rate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended June 30,
	2013	2012	2011
Beginning of year	$100	$146	$146
Increases related to tax positions taken in a current year	155	100	—
Increases related to tax positions taken in a prior year	100	—	—
Reduction for tax positions of prior years	—	(146)	—

End of year	$355	$100	$146

The Internal Revenue Service has completed its examination of our federal income tax return for the year ended June 30, 2011. The open tax years remaining subject to audit by the Internal Revenue Service are years ending June 30, 2012 and forward. With few exceptions, our state income tax returns are subject to examination for the year ended June 30, 2009 and forward.

We have elected not to recognize interest and penalties related to income tax matters in the income tax provision. Interest and penalties were minor for all periods presented and, as of June 30, 2013 and 2012, there were no significant amounts accrued for interest or penalties related to uncertain tax positions.

11.	Employee Benefit Plans and Other Postretirement Benefits

We sponsor a defined contribution plan that covers all full-time employees who have completed a minimum of two months of employment. Contributions relating to the defined contribution plan will be made based upon the plan’s provisions. Additional amounts may be contributed at the option of our board of directors. Our contributions were $2,466, $1,812 and $1,898 for the years ended June 30, 2013, 2012 and 2011, respectively.

We also maintain a postretirement plan that provides health benefits and certain other benefits for certain retired officers who retire on or after age 55 with at least 10 years of continuous service. We intend to maintain the insurance for all of the officers during their eligible retirement years. We retain the right to modify or eliminate these benefits. The liability for these benefits totaled $2,084 and $1,901 as of June 30, 2013 and 2012, respectively, and is reflected on the balance sheet in other liabilities.

12.	Stock-Based Compensation

Overview

In connection with our initial public offering, we adopted the 2005 Omnibus Compensation Plan (the “2005 Plan”) in July 2005. We adopted the 2008 Omnibus Compensation Plan (the “2008 Plan” and, together with the 2005 Plan, the “Omnibus Plans”) in fiscal year 2008 in anticipation of future compensation-related equity awards. The Omnibus Plans authorize our board of directors to grant various types of awards to directors, officers, employees and consultants, including stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, cash incentive awards, deferred share units and other equity-based or equity-related awards. To date, all equity awards under the Omnibus Plans have consisted of nonqualified stock options, restricted stock and restricted stock units. In November 2011, we increased the number of shares of common stock that may be issued under the 2008 Plan from 2,500 to 5,000 shares.

Subject to adjustment, as provided below, the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2005 Plan is 1,750, of which the maximum number of shares that may be delivered pursuant to incentive stock options granted and restricted stock awards is 500 and 450, respectively. Subject to adjustment, as provided below, the aggregate number of shares of common stock that may be issued pursuant to awards granted under the 2008 Plan is 5,000, of which the maximum number of shares that may be delivered pursuant to incentive stock options granted and restricted stock awards is 500 and 500, respectively. We have a policy of issuing new shares to satisfy option exercises.

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

We recorded non-cash expense related to our stock-based compensation plans of $3,684, $3,925 and $4,102 for the years ended June 30, 2013, 2012 and 2011, respectively, all of which is included in general and administrative expenses in the consolidated statements of income. The total income tax benefit associated with non-cash stock compensation expense was $1,439, $1,533 and $1,602 for the years ended June 30, 2013, 2012 and 2011, respectively. As of June 30, 2013, there were 2,828 shares available for future issuance under our stock-based compensation plans.

Stock Options

For purposes of determining compensation expense for stock option awards, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model for options granted during fiscal 2012 and 2011 were as follows:

	Year Ended June 30,
	2012	2011

Dividend yield	—	—
Risk-free interest rate	1.12% - 2.18%	1.26% - 2.54%
Expected volatility	0.43	0.41 - 0.44
Expected life	6.0 - 6.5 years	5.5 - 6.5 years

There were no stock options granted in fiscal 2013. The dividend yield assumption is based on our current intent not to issue dividends. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. As of July 1, 2010, we began to use our historical volatility as a basis for our expected volatility. Prior to that, we had limited trading history beginning July 27, 2005 and had based our expected volatility on the average long-term historical volatilities of peer companies. We are using the “simplified method” to calculate expected holding periods, which represents the period of time that options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence that our calculations based on such experience will be reliable.

A summary of stock option activity for the year ended June 30, 2013, is presented as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value

Options outstanding, June 30, 2012	3,320	$11.46
Exercised	(183)	$9.82
Forfeited	(200)	$13.58
Granted	—	—

Options outstanding, June 30, 2013	2,937	$11.42	4.5	$5,816

Options vested or expected to vest, June 30, 2013	2,937	$11.42	4.5	$5,816

Options exercisable, June 30, 2013	2,472	$11.82	3.8	$4,476

The weighted-average grant-date fair value of options granted during fiscal 2012 and 2011 was $3.92 and $4.16, respectively. The total intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $521, $3,263 and $206, respectively. The total fair value of options vested during fiscal 2013, 2012 and 2011 was $1,990, $2,102 and $2,589, respectively.

As of June 30, 2013, there was $1,354 of unrecognized compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 1.3 years.

Cash received from option exercises for the years ended June 30, 2013, 2012 and 2011 was $1,974, $332 and $201, respectively. The actual tax benefit realized from option exercises totaled $1,082, $1,276 and $81, for the years ended June 30, 2013, 2012 and 2011, respectively.

Other Stock-Based Compensation

A summary of restricted stock activity, including cash settled restricted stock awards, for the year ended June 30, 2013 is presented below:

	Shares	Weighted- Average Grant Date Fair Value

Non-vested shares, June 30, 2012	436	$9.11
Granted	465	$10.11
Vested	(234)	$9.80
Forfeited	(30)	$5.89

Non-vested shares, June 30, 2013	637	$9.73

The fair value of restricted stock awards is estimated based on the average of our high and low stock price on the date of grant, and, for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for estimated forfeitures. As of June 30, 2013, there was $5,322 of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the years ended June 30, 2013, 2012 and 2011 was $2,295, $2,538 and $2,590, respectively.

Employee Stock Purchase Plan

In September 2005, we adopted an Employee Stock Purchase Plan (the “ESPP”) that was approved by stockholders in December 2005. Under the ESPP, shares of our common stock are purchased during offerings commencing on January 1 of each year. The first offering period under the ESPP commenced on January 1, 2006. Shares are purchased at three-month intervals at 95% of the fair market value on the last trading day of each three-month purchase period. Employees may purchase shares having a value not exceeding 20% of their annual compensation, or $25, whichever is less. During the fiscal year ended June 30, 2013, employees purchased 52 shares at an average price of $10.14 per share. During the fiscal year ended June 30, 2012, employees purchased 63 shares at an average price of $7.05 per share. During the fiscal year ended June 30, 2011, employees purchased 57 shares at an average price of $8.05 per share. At June 30, 2013, there were 123 shares of common stock reserved for future issuance under the ESPP.

13.	Earnings Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Year Ended June 30,
	2013	2012	2011

Basic:
Net income	$36,193	$10,883	$1,401

Weighted-average common shares	34,777	34,678	33,399

Basic earnings per share	$1.04	$0.31	$0.04

Diluted:
Net income	$36,193	$10,883	$1,401

Weighted-average common shares	34,777	34,678	33,399
Potential common stock arising from stock options and restricted stock	281	433	597

Weighted-average common shares – diluted	35,058	35,111	33,996

Diluted earnings per share	$1.03	$0.31	$0.04

Outstanding options and restricted stock awards equivalent to 2,149, 2,563 and 2,112 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended June 30, 2013, 2012 and 2011, respectively, because their effect would have been anti-dilutive.

14.	Leases

We lease various technology hardware; real estate used as engineering offices, satellite offices or storage facilities; various vehicles and equipment; and two airplanes under operating leases with terms ranging from one to ten years. We also rent various vehicles and equipment on short-term, month-to-month lease agreements. Many of these leases have automatic renewal features and we have no material escalation clauses. At June 30, 2013, the future minimum lease payments under the operating leases in each of the next five years ending June 30 and thereafter are as follows:

2014	$15,041
2015	12,861
2016	11,595
2017	9,234
2018	7,494
Thereafter	5,436

$61,661

Rent expense related to operating leases was approximately $15,576, $11,061 and $8,042 for the years ended June 30, 2013, 2012 and 2011, respectively. We do not have any leases that are classified as capital leases for any of the periods presented in these financial statements.

During fiscal 2013 and 2012, we entered into various sales leaseback agreements with third parties whereby vehicles were sold and are being leased by us over periods ranging between five to seven years. The transactions were recorded as operating leases and are included in the table above. Gains on the sales of the vehicles have been deferred and are being amortized over the term of the lease agreements.

15.	Deferred Compensation

In March 2011, we established a new deferred compensation plan for the purpose of providing certain employees with the opportunity to defer certain payments of base salary and annual bonuses, and receive employer contributions, in accordance with the terms and provisions of the plan agreement. Amounts deferred under this plan by an employee will not be taxable to the employee for income tax purposes until the time actually received by the employee. Deferred compensation plan assets and related liabilities for these benefits totaled $1,396 and $785 as of June 30, 2013 and 2012, respectively, and are included in other long-term assets and other long-term liabilities on the consolidated balance sheets.

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

Accretion of interest on deferred compensation liabilities was $243, $312 and $296 for the years ended June 30, 2013, 2012 and 2011, respectively, and is included in interest expense on the consolidated statements of income.

The following table sets forth the approximate amounts of deferred compensation related to the acquisition of Red Simpson remaining to be paid in each of the next five years ending June 30 and thereafter:

2014	$—
2015	—
2016	—
2017	2,087
2018	—
Thereafter	4,515

Total	6,602
Less amount representing interest	(1,566)

Present value of expected payments	5,036
Less current portion	—

Deferred compensation, net of current portion	$5,036

16.	Financial Instruments

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Due to the high-credit quality of our customers, credit risk relating to accounts receivable is limited and credit losses have generally been within management’s estimates. We perform periodic credit evaluations of our customers’ financial condition, but generally do not require collateral. Duke Energy, which now includes legacy Progress Energy, was our only customer that represented greater than 10% of our total revenues during that time frame, with approximately 17%, 22% and 26% for fiscal 2013, 2012 and 2011 total revenues primarily generated from our construction segment (adjusted to include those revenues attributable to Progress Energy), respectively. We had accounts receivable greater than 10% of our consolidated balance from one customer of $13,843 and $12,287 at June 30, 2013 and 2012, respectively.

At June 30, 2013 and 2012, we had cash in excess of federally insured limits on deposit with financial institutions of approximately $1,372 and $1,269, respectively.

Off-Balance Sheet Risk

For June 30, 2013 and 2012, we had letters of credit outstanding totaling $4,069 and $12,820, respectively, as required by our workers’ compensation, general liability and vehicle liability insurance providers and to the surety bond holder.

17.	Related Party Transactions and Agreements

Stockholders Agreement

We and certain of our stockholders, including certain of our executive officers, are parties to a Stockholders Agreement dated April 18, 2002, as amended, which provides such stockholders registration rights for the shares of our common stock they hold. Specifically, each of the stockholders party to the Stockholders Agreement has “piggyback” registration rights where, if we propose to register any of our securities for sale for our own account, other than a registration in connection with an employee benefit or similar plan or an acquisition or an exchange offer, we will be required to provide them the opportunity to participate in such registration.

Company Share Repurchase

As previously discussed in Note 7, we entered into the Repurchase Agreement pursuant to which we agreed to purchase $40,000 of our common stock from the Selling Stockholder concurrently with the closing of an underwritten secondary offering by the Selling Stockholder. At the time of such offering and the negotiation of the Repurchase Agreement, two affiliates of the Selling Stockholder, Robert D. Lindsay and J. Russell Triedman, were members of our board of directors. Consequently, the Repurchase Agreement was negotiated, reviewed and recommended by a special committee of our board of directors, composed entirely of independent directors, who were advised by independent financial advisors and independent legal counsel.

18.	Commitments and Contingencies

Legal Proceedings

We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things: (i) compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, property damage, (ii) punitive damages, civil penalties or other damages, or (iii) injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our results of operations, financial position or cash flows.

Purchase Obligations

As of June 30, 2013, we had $32,626 in purchase obligations related to materials and subcontractor services for customer contracts, all of which are expected to be completed within 12 months.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2013, we had $98,764 in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Electric Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.

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

Indemnities

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of June 30, 2013, we do not believe that any future indemnity claims against us would have a material adverse effect on our results of operations, financial position or cash flows.

19.	Business Segment Information

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

The types of services from which each reportable segment derives its revenues are as follows:

•

Construction includes installation, maintenance and repair of power delivery systems, including storm restoration services. The Construction segment accounted for 83%, 90% and 87% of consolidated revenues for the years ended June 30, 2013, 2012 and 2011.

•

All Other Operations consists of three business units that perform siting, permitting, engineering and design of power and communication delivery systems, including storm assessment and inspection services. The business units reflected in the All Other Operations segment individually do not meet the thresholds to be reported as separate reportable segments.

We evaluate the operating performance of our segments based upon segment income from operations. The Other column below represents certain corporate general and administrative costs not allocated to the segments. We review total assets at the consolidated level and, accordingly, those amounts have not been disclosed for each reportable segment. The accounting policies of the segments are consistent with those described in Note 2.

	Year Ended June 30, 2013
	Construction	All Other Operations	Other	Total

Core services	$605,666	$183,775	$—	$789,441
Less: Intersegment revenues	(657)	(37,420)	—	(38,077)

Core services, net	605,009	146,355	—	751,364
Storm-related services	157,865	9,462	—	167,327

Revenues, net	$762,874	$155,817	$—	$918,691
Income (loss) from operations	$69,148	$5,053	$(6,118)	$68,083
Depreciation and amortization	$36,162	$5,269	$—	$41,431
Purchases of property and equipment	$39,505	$850	$—	$40,355

	Year Ended June 30, 2012
	Construction	All Other Operations	Other	Total

Core services	$552,048	$78,602	$—	$630,650
Less: Intersegment revenues	(8,066)	(7,961)	—	(16,027)

Core services, net	543,982	70,641	—	614,623
Storm-related services	70,546	—	—	70,546

Revenues, net	$614,528	$70,641	$—	$685,169
Income (loss) from operations	$25,885	$2,177	$(1,964)	$26,098
Depreciation and amortization	$37,463	$791	$—	$38,254
Purchases of property and equipment	$33,852	$—	$—	$33,852

	Year Ended June 30, 2011
	Construction	All Other Operations	Other	Total

Core services	$453,702	$75,633	$—	$529,335
Less: Intersegment revenues	—	—	—	—

Core services, net	453,702	75,633	—	529,335
Storm-related services	64,523	—	—	64,523

Revenues, net	$518,225	$75,633	$—	$593,858
Income (loss) from operations	$12,326	$(2,432)	$(377)	$9,517
Depreciation and amortization	$36,874	$1,159	$—	$38,033
Purchases of property and equipment	$19,082	$6	$—	$19,088

20.	Quarterly Data - Unaudited

The following table presents the quarterly operating results for the years ended June 30, 2013 and 2012:

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,

Fiscal 2013:
Revenues	$244,613	$273,668	$200,222	$200,188
Gross profit	36,922	59,234	25,045	26,015
Net income (1)	9,282	23,602	2,693	616
Basic income per share	$0.26	$0.67	$0.08	$0.02
Diluted income per share	$0.26	$0.67	$0.08	$0.02

Fiscal 2012:
Revenues	$171,791	$172,031	$162,766	$178,581
Gross profit	23,854	25,415	20,538	21,884
Net income	2,604	4,891	2,024	1,364
Basic income per share	$0.08	$0.14	$0.06	$0.04
Diluted income per share	$0.07	$0.14	$0.06	$0.04

(1)	In fiscal 2013, we incurred fees and expenses totaling $4,138 in connection with the secondary equity offering and concurrent share repurchase, both of which closed on May 21, 2013. Approximately $2,900 of these costs were incurred in the quarter ended June 30, 2013 (see Note 7).

Earnings per share amounts for each quarter are required to be computed independently. As a result, their sum may not equal the total year basic and diluted earnings per share.

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

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives. In conducting its evaluation of internal control over financial reporting, management’s scope excluded the operations of UCS as permitted by Section 404 of the Sarbanes-Oxley Act of 2002. We acquired UCS in July 2012. UCS accounted for approximately 16.3% of total assets at June 30, 2013 and approximately 8% of total revenues for fiscal 2013.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Design and Operation of Control Systems

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and breakdowns can occur because of simple errors or mistakes. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

On and effective as of August 29, 2013, our board of directors amended and restated the Company’s bylaws (the “Bylaws”) to make certain changes to Sections 2.02, 2.07, 2.08, 3.02, 3.03, 3.11 and 7.04 of the Bylaws, as summarized below:

•	Special meetings of stockholders now may be called by the Chairman or by the President at the request of a majority of the directors where previously any two directors could call such a meeting;

•	Consolidated the advance notice provision applicable to business at stockholder meetings and for director nominees into a single provision;

•	Added a requirement to the director nomination procedures that any “voting commitment” be disclosed;

•	Added requirement that only business to be conducted at a special meeting of stockholders is the business set forth in the notice of such meeting provided to stockholders;

•

Added provision stating that a director elected by the Company’s board of directors to fill a vacancy may be removed by the board of directors, with or without cause, if the Company’s stockholders have not elected directors in the interim between the time of the appointment to fill such vacancy and the time of the removal; and

•	Made various technical corrections and conforming changes.

The foregoing summary does not constitute a complete summary of the amendments to the Bylaws and is qualified in its entirety by reference to the complete text of the Bylaws which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is furnished by incorporation by reference to all information under the captions entitled “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the definitive Proxy Statement, which will be filed pursuant to Regulation 14A, with the SEC within 120 days after the fiscal year ended June 30, 2013 (the “Proxy Statement”).

We have adopted a written code of conduct, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act (the “Code”). The Code applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code is available on our website at www.pike.com. We will disclose information pertaining to amendments or waivers to provisions of the Code that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and that relate to the elements of the Code enumerated in the SEC rules and regulations by posting this information on our website at www.pike.com. The information on our website is not a part of this Form 10-K and is not incorporated by reference in this report or any of our other filings with the SEC.

We have filed as exhibits to this Form 10-K the officer certifications required by Section 302 of the Sarbanes-Oxley Act, and we submitted the required annual CEO certification to the NYSE in fiscal 2012 without any qualifications. Effective August 29, 2013, our board of directors modified the procedures through which stockholders may recommend nominees to our board of directors by adding a requirement that any “voting commitment” be disclosed. See “Item 9B. Other Information” for further details.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is furnished by incorporation by reference to all information under the captions entitled “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” included in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is furnished by incorporation by reference to all information under the captions entitled “Principal Stockholders” and “Equity Compensation Plans” included in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is furnished by incorporation by reference to all information under the captions entitled “Corporate Governance - Policy for Review of Related Person Transactions,” “Corporate Governance - Related Person Transactions” and “Corporate Governance - Director Independence” included in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is furnished by incorporation by reference to all information under the caption entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” included in the Proxy Statement.

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

PIKE ELECTRIC CORPORATION
(Registrant)

Date: September 4, 2013	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Eric Pike	Chairman, Chief Executive Officer and President (Principal Executive Officer)	September 4, 2013
J. Eric Pike

/s/ Anthony K. Slater	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 4, 2013
Anthony K. Slater

/s/ Jeffrey S. Calhoun	Chief Accounting Officer (Principal Accounting Officer)	September 4, 2013
Jeffrey S. Calhoun

/s/ Charles E. Bayless	Director	September 4, 2013
Charles E. Bayless

/s/ James R. Helvey III	Director	September 4, 2013
James R. Helvey III

/s/ Peter Pace	Director	September 4, 2013
Peter Pace

/s/ Daniel J. Sullivan III	Director	September 4, 2013
Daniel J. Sullivan III

/s/ James L. Turner	Director	September 4, 2013
James L. Turner

SCHEDULE II

PIKE ELECTRIC CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JUNE 30, 2013, 2012 AND 2011

Description	Balance at Beginning of Period	Charged to Revenue or Expense	Deductions		Balance at End of Period
	(in thousands)
Year ended June 30, 2013:
Allowance for doubtful accounts (1)	$863	$1,525	$(494	) (2)	$1,894
Insurance claim reserve	17,187	30,816	(29,699	) (3)	18,304

Year ended June 30, 2012:
Allowance for doubtful accounts (1)	$537	$653	$(327	) (2)	$863
Insurance claim reserve	20,710	30,815	(34,338	) (3)	17,187

Year ended June 30, 2011:
Allowance for doubtful accounts (1)	$813	$110	$(386	) (2)	$537
Insurance claim reserve	31,264	30,521	(41,075	) (3)	20,710

(1)	Allowance for doubtful accounts includes reserves for accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.
(2)	Represents uncollectible accounts written off, net of recoveries.
(3)	Represents claim payments for self-insured claims.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1	Stock Purchase Agreement, dated June 22, 2012, by and among Pike Enterprises, Inc., Synergetic Design Holdings, Inc., UC Synergetic, Inc., and the shareholders party thereto (Incorporated by reference to Exhibit 2.1 on our Form 8-K filed July 2, 2012)

3.1	Certificate of Incorporation of Pike Electric Corporation (Incorporated by reference to Exhibit 3.1 on our Registration Statement on Form S-1/A filed July 12, 2005)

3.2	Amended and Restated Bylaws of Pike Electric Corporation, as of August 29, 2013 (filed herewith)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 on our Registration Statement on Form S-1/A filed July 22, 2005)

4.2	Senior Indenture (Incorporated by reference to Exhibit 4.6 on our Registration Statement on Form S-3 filed July 16, 2009)

4.3	Subordinated Indenture (Incorporated by reference to Exhibit 4.7 on our Registration Statement on Form S-3 filed July 16, 2009)

10.1	Credit Agreement, dated August 24, 2011, among Pike Electric Corporation, its subsidiaries party thereto, Regions Bank, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed August 30, 2011)

10.2	Security Agreement, dated August 24, 2011, among Pike Electric Corporation, the grantors party thereto, and Regions Bank, as collateral agent (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed August 30, 2011)

10.3	Pledge Agreement, dated August 24, 2011, among Pike Electric Corporation, the pledgors party thereto, and Regions Bank, as collateral agent (Incorporated by reference to Exhibit 10.3 on our Form 8-K filed August 30, 2011)

10.4	Commitment Increase Agreement, dated June 27, 2012, among Pike Electric Corporation, its subsidiaries party thereto, and Regions Bank, as lender under the Credit Agreement and as administrative agent (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed June 27, 2012)

10.5	Stockholders Agreement, dated April 18, 2002, among Pike Holdings, Inc., LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.6 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.6	Addendum, dated June 13, 2005, to the Stockholders Agreement, dated April 18, 2002, among Pike Holdings, Inc., LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.13 on our Registration Statement on Form S-1/A filed July 12, 2005)

10.7	Amendment, dated July 21, 2005, to the Stockholders Agreement, dated April 18, 2002, among Pike Electric Corporation as successor to Pike Holdings, Inc., LGB Pike II LLC as successor to LGB Pike LLC, certain rollover holders and certain management stockholders (Incorporated by reference to Exhibit 10.16 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.8	Share Repurchase Agreement, dated May 13, 2013, between Pike Electric Corporation and LGB Pike II LLC (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed May 17, 2013)

10.9*	Employee Stock Purchase Plan (Incorporated by reference to Appendix A of our Proxy Statement on Schedule 14A filed October 28, 2005)

10.10*	2002 Stock Option Plan A (Incorporated by reference to Exhibit 10.2 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.11*	2002 Stock Option Plan B (Incorporated by reference to Exhibit 10.3 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.12*	2005 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.15 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.13*	2008 Omnibus Incentive Compensation Plan, as Amended and Restated Effective November 3, 2011 (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed November 4, 2011)

10.14*	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.11 on our Form 10-K filed September 1, 2009)

10.15*	Form of Restricted Share Award Agreement (Incorporated by reference to Exhibit 10.12 on our Form 10-K filed September 1, 2009)

10.16*	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.13 on our Form 10-K filed September 1, 2009)

10.17*	Form of Director Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 on our Form 10-Q filed November 9, 2011)

10.18*	Management Incentive Plan (Incorporated by reference to Exhibit 10.15 on our Form 10-K filed September 1, 2009)

10.19*	Compensation Deferral Plan (Incorporated by reference to Exhibit 10.1 on our Form S-8 filed February 25, 2011)

10.20*	Director Compensation Policy (Incorporated by reference to Exhibit 10.2 on our Form 10-Q filed November 9, 2011)

10.21*	Compensatory arrangement with certain directors (filed herewith)

10.22*	Amended and Restated Employment Agreement between Pike Electric Corporation and J. Eric Pike, dated as of September 24, 2008 (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed September 29, 2008)

10.23*	Amendment, dated May 1, 2009, to Amended and Restated Employment Agreement, dated as of September 24, 2008, by and between Pike Electric Corporation and J. Eric Pike (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed May 5, 2009)

10.24*	Form of Employment Agreement between Pike Electric Corporation and its executive officers (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed June 12, 2009)

10.25*	Form of Indemnification Agreement between Pike Electric Corporation and its directors (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed May 5, 2009)

21.1	List of subsidiaries of Pike Electric Corporation (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Financial statements from the Annual Report on Form 10-K of Pike Electric Corporation for the year ended June 30, 2013, filed on September 4, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*	Indicates a management contract or compensatory plan or arrangement.