Form 10-Q
period 2013-09-30
Pike Electric CORP
filed 2013-11-05
CIK 1317577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 31, 2013, there were 31,797,605 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE ELECTRIC CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2013	June 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,915	$2,578
Accounts receivable, net	90,830	104,585
Costs and estimated earnings in excess of billings on uncompleted contracts	76,011	71,248
Inventories	16,741	14,396
Prepaid expenses and other	8,897	9,914
Deferred income taxes	4,542	8,720

Total current assets	199,936	211,441
Property and equipment, net	183,374	179,928
Goodwill	153,668	153,668
Other intangibles, net	72,996	74,841
Deferred loan costs, net	1,375	1,561
Other assets	2,832	2,335

Total assets	$614,181	$623,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,975	$33,500
Accrued compensation	24,447	30,468
Billings in excess of costs and estimated earnings on uncompleted contracts	9,210	6,235
Accrued expenses and other	5,649	5,908
Current portion of insurance and claim accruals	7,976	12,121

Total current liabilities	80,257	88,232
Revolving credit facility	220,000	221,000
Insurance and claim accruals, net of current portion	4,311	4,958
Deferred compensation	6,997	6,431
Deferred income taxes	55,440	58,402
Other liabilities	3,110	2,916
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 31,775 and 31,719 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	6,425	6,424
Additional paid-in capital	178,326	176,988
Accumulated other comprehensive loss, net of taxes	(114)	(47)
Retained earnings	59,429	58,470

Total stockholders’ equity	244,066	241,835

Total liabilities and stockholders’ equity	$614,181	$623,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2013	2012
Revenues	$193,307	$244,613
Cost of operations	173,411	207,691

Gross profit	19,896	36,922
General and administrative expenses	17,408	19,468
Gain on sale of property and equipment	(315)	(130)

Income from operations	2,803	17,584
Other expense (income):
Interest expense	1,807	2,123
Other, net	(9)	(21)

Total other expense	1,798	2,102

Income before income taxes	1,005	15,482
Income tax expense	46	6,200

Net income	$959	$9,282

Earnings per share:
Basic	$0.03	$0.26

Diluted	$0.03	$0.26

Weighted average shares used in computing earnings per share:
Basic	31,753	35,048

Diluted	32,273	35,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended
	September 30,
	2013	2012
Net income	$959	$9,282
Other comprehensive loss:
Interest rate cash flow hedges:
Change in fair value arising during the period, net of income taxes of ($65) and ($52), respectively	(102)	(81)
Less: reclassification adjustments included in net income, net of income taxes of $22 and $1, respectively	35	2

Total other comprehensive loss	(67)	(79)

Comprehensive income	$892	$9,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$959	$9,282
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,998	10,385
Non-cash interest expense	249	249
Deferred income taxes	1,258	(126)
Gain on sale of property and equipment	(315)	(130)
Equity compensation expense	952	914
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	8,992	(38,599)
Inventories, prepaid expenses and other	(2,489)	3,758
Insurance and claim accruals	(4,792)	(637)
Accounts payable and other	(3,287)	7,436

Net cash provided by (used in) operating activities	11,525	(7,468)

Cash flows from investing activities:
Purchases of property and equipment	(12,251)	(8,107)
Business acquisition, net	—	(69,654)
Net proceeds from sale of property and equipment	1,631	759

Net cash used in investing activities	(10,620)	(77,002)

Cash flows from financing activities:
Borrowings under revolving credit facility	34,000	111,000
Repayments under revolving credit facility	(35,000)	(26,500)
Stock option and employee stock purchase activity, net	432	(185)
Deferred loan costs	—	(137)

Net cash (used in) provided by financing activities	(568)	84,178

Net increase (decrease) in cash and cash equivalents	337	(292)
Cash and cash equivalents beginning of year	2,578	1,601

Cash and cash equivalents end of period	$2,915	$1,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE ELECTRIC CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2013 and 2012

(Unaudited)

(In thousands, except per share amounts)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of Pike Electric Corporation and its wholly-owned subsidiaries (the “Company,” “Pike,” “we,” “us” and “our”) are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The condensed consolidated balance sheet at June 30, 2013 has been derived from our audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with our financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

We currently are pursuing additional international opportunities. We believe that there will be large and financially attractive projects to pursue in international markets over the next few years as developing regions install or develop their electric infrastructure. We believe that our reputation and experience combined with our broad platform of service offerings allow us to opportunistically bid on attractive international projects.

We monitor revenue by two categories of services: core and storm-related. We use this breakdown because core services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, and storm-related revenues represent additional revenue opportunities that depend on weather conditions.

The table below sets forth our revenues by category of service for the periods indicated:

	Three Months Ended September 30,
	2013		2012
Core services	$189,672	98.1%	$194,417	79.5%
Storm-related services	3,635	1.9%	50,196	20.5%

Total	$193,307	100.0%	$244,613	100.0%

3.	Acquisitions

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

The intangible assets recognized are attributable to customer relationships totaling $34,000, non-compete agreements with the seller totaling $1,800, and a trademark totaling $4,000 and are being amortized over twelve, three and twenty years, respectively. The allocation of the purchase price, which primarily used a discounted cash flow approach with respect to identified intangible assets, was based upon Level 3 fair value inputs and a discount rate consistent with the inherent risk of each of the acquired assets. The goodwill recognized is attributable primarily to expected synergies and $5,357 is deductible for tax purposes.

The financial results of the operations of UCS have been included in our consolidated financial statements since the date of the acquisition, July 2, 2012.

4.	Assets Held For Sale

Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market. Assets held for sale totaled $50 and $175 at September 30, 2013 and June 30, 2013, respectively, and are included in prepaid expenses and other in the condensed consolidated balance sheets. All of the assets held for sale at September 30, 2013 are expected to be sold in the next 12 months.

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

Effective January 2013, we entered into an interest rate swap agreement (the “January 2013 Swap”) with a notional amount of $10,000 to help manage a portion of our interest risk related to our floating-rate debt. Under the January 2013 Swap, we pay a fixed rate of 0.42% and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The January 2013 Swap qualified for hedge accounting and is designated as a cash flow hedge. There was no hedge ineffectiveness for the January 2013 Swap for the three months ended September 30, 2013. The swap will expire in June 2015.

Effective December 2012, we entered into two interest rate swap agreements (the “December 2012 Swaps”), with notional amounts of $10,000 and $25,000, respectively, to help manage a portion of our interest risk related to our floating-rate debt. Under the December 2012 Swaps, we pay fixed rates of 0.42% and 0.45%, respectively, and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The December 2012 Swaps qualified for hedge accounting and are designated as cash flow hedges. There was no hedge ineffectiveness for the December 2012 Swaps for the three months ended September 30, 2013. These swaps will expire in June 2015.

Effective September 2012, we entered into two interest rate swap agreements (the “September 2012 Swaps”), each with notional amounts of $25,000, to help manage a portion of our interest risk related to our floating-rate debt. Under the September 2012 Swaps, we pay fixed rates of 0.40% and 0.42%, respectively, and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The September 2012 Swaps qualified for hedge accounting and are designated as cash flow hedges. There was no hedge ineffectiveness for the September 2012 Swaps for the three months ended September 30, 2013 and 2012. These swaps will expire in February and March 2015, respectively.

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

We periodically enter into diesel fuel swaps to manage our exposure to diesel price volatility. As of September 30, 2013, we had hedged approximately 60% of our next 12 months of projected diesel fuel purchases at prices ranging from $3.79 to $4.23 per gallon at a weighted-average price of $3.91 per gallon. We are not currently utilizing hedge accounting for any active diesel fuel derivatives and as such changes in the fair value of the diesel fuel swaps are recognized in the condensed consolidated statements of income.

Balance Sheet and Statement of Income Information

The fair value of derivatives at September 30, 2013 and June 30, 2013 is summarized below:

		Asset Derivatives at September 30, 2013			Liability Derivatives at September 30, 2013
	Balance Sheet Location	Gross Fair Value of Recognized Assets	Gross Fair Value Offset	Net Fair Value	Gross Fair Value of Recognized Liabilities	Gross Fair Value Offset	Net Fair Value
Derivatives designated as hedging instruments:

Interest rate swaps	Accrued expenses and other	$—	$—	$—	$(187)	$—	$(187)

Total derivatives designated as hedging instruments		$—	$—	$—	$(187)	$—	$(187)

Derivatives not designated as hedging instruments:

Diesel fuel swaps	Prepaid expenses and other	$46	$(39)	$7	$(39)	$39	$—
Diesel fuel swaps	Accrued expenses and other	36	(36)	—	(114)	36	(78)

Total derivatives not designated as hedging instruments		$82	$(75)	$7	$(153)	$75	$(78)

Total derivatives		$82	$(75)	$7	$(340)	$75	$(265)

		Asset Derivatives at June 30, 2013			Liability Derivatives at June 30, 2013
	Balance Sheet Location	Gross Fair Value of Recognized Assets	Gross Fair Value Offset	Net Fair Value	Gross Fair Value of Recognized Liabilities	Gross Fair Value Offset	Net Fair Value
Derivatives designated as hedging instruments:

Interest rate swaps	Accrued expenses and other	$—	$—	$—	$(77)	$—	$(77)

Total derivatives designated as hedging instruments		$—	$—	$—	$(77)	$—	$(77)

Derivatives not designated as hedging instruments:

Diesel fuel swaps	Accrued expenses and other	$22	$(22)	$—	$(316)	$22	$(294)

Total derivatives not designated as hedging instruments		$22	$(22)	$—	$(316)	$22	$(294)

Total derivatives		$22	$(22)	$—	$(393)	$22	$(371)

The effects of derivative instruments on the condensed consolidated statements of income for the three months ended September 30, 2013 and 2012 are summarized in the following tables:

Derivatives designated as cash flow hedging instruments:

			Location of Loss	Amount of Loss
	Amount of Loss		Reclassified from	Reclassified from
	Recognized in OCI		Accumulated OCI into	Accumulated OCI into
	(Effective Portion)		Earnings	Earnings
Three Months Ended September 30,	2013	2012		2013	2012
Interest rate swaps (1)	$(67)	$(79)	Interest expense	$(35)	$(2)

Totals	$(67)	$(79)		$(35)	$(2)

(1)	Net of income tax.

Derivatives not designated as cash flow hedging instruments:

	Location of Gain
	Recognized in	Amount of Gain Recognized in
	Earnings	Earnings
Three Months Ended September 30,		2013	2012
Diesel fuel swaps	Cost of operations	$223	$1,724

Total		$223	$1,724

Accumulated OCI

For the interest rate swaps, the following table summarizes the net derivative losses, net of taxes, deferred into accumulated OCI and reclassified to income for the periods indicated below.

	Three Months Ended
	September 30,
	2013	2012
Net accumulated derivative loss deferred at beginning of period	$(47)	$—
Changes in fair value	(102)	(81)
Reclassification to net income	35	2

Net accumulated derivative loss deferred at end of period	$(114)	$(79)

The estimated net amount of the existing losses in OCI at September 30, 2013 expected to be reclassified into net income over the next 12 months is approximately $65. This amount was computed using the fair value of the cash flow hedges at September 30, 2013 and will differ from actual reclassifications from OCI to net income during the next 12 months.

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

Our revolving credit facility contains a number of other affirmative and restrictive covenants, including limitations on dissolutions, sales of assets, investments, and indebtedness and liens. Our revolving credit facility also includes a requirement that we maintain (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our revolving credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.00 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in our revolving credit facility) of at least 1.25 to 1.00.

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

As of September 30, 2013, we had $220,000 in borrowings and our availability under our revolving credit facility was $51,000 (after giving effect to $4,000 of outstanding standby letters of credit).

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

As of September 30, 2013, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge our exposure to interest rate fluctuations and a portion of our diesel fuel costs. These derivative instruments currently consist of swaps only. See Note 5 for further information on our derivative instruments and hedging activities.

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

At September 30, 2013 and June 30, 2013, the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

	September 30,
Description	2013	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$7	$—	$7	$—
Liability:
Diesel fuel swap agreements	$(78)	$—	$(78)	$—
Interest rate swap agreements	(187)	—	(187)	—

Total	$(258)	$—	$(258)	$—

Description	June 30, 2013	Level 1	Level 2	Level 3
Liability:
Diesel fuel swap agreements	$(294)	$—	$(294)	$—
Interest rate swap agreements	(77)	—	(77)	—

Total	$(371)	$—	$(371)	$—

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

Compensation expense related to stock-based compensation plans was $952 and $914 for the three months ended September 30, 2013 and 2012, respectively. The income tax benefit recognized for stock-based compensation arrangements was $371 and $357 for the three months ended September 30, 2013 and 2012, respectively. There were 43 stock option exercises related to stock-based compensation plans for the three months ended September 30, 2013. There were no stock option exercises related to stock-based compensation plans for the three months ended September 30, 2012.

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

In assessing the value of deferred tax assets, we consider whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, we provide a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value, if applicable. We have concluded that no valuation allowance is required for deferred tax assets at September 30, 2013 and June 30, 2013, respectively.

Effective income tax rates of 4.6% and 40.0% for the three months ended September 30, 2013 and 2012, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including changes in permanent differences primarily related to the Internal Revenue Code Section 199 deduction and Internal Revenue Code Section 162(m) deduction limitations for compensation, meals and entertainment, state income and gross margin taxes and the relative size of our consolidated income before income taxes. In addition, North Carolina enacted new legislation on July 23, 2013 which will lower the corporate tax rate in 2014 and again in 2015. Accordingly, we recognized the income tax accounting effects of the changes in tax rates during the three months ended September 30, 2013.

10.	Earnings Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2013	2012
Basic:
Net income	$959	$9,282

Weighted average common shares	31,753	35,048

Basic earnings per share	$0.03	$0.26

Diluted:
Net income	$959	$9,282

Weighted average common shares	31,753	35,048
Potential common stock arising from stock options and restricted stock	520	307

Weighted average common shares - diluted	32,273	35,355

Diluted earnings per share	$0.03	$0.26

Outstanding options and restricted stock awards equivalent to 1,247 and 1,516 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2013 and 2012, respectively, because their effect would have been anti-dilutive.

11.	Recent Accounting Pronouncements

Presentation of Comprehensive Income

In February 2013, the FASB issued final guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income that requires entities to report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of accumulated other comprehensive income. The guidance was effective prospectively for our interim period ended September 30, 2013. The adoption of this guidance only affected presentation and did not have an impact on our financial position, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued an accounting standards update regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The amendment was effective retrospectively for our interim period ended September 30, 2013. The adoption of this guidance only affected presentation and did not have an impact on our financial position, results of operations or cash flows.

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

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of September 30, 2013, we had $115,481 in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Electric Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.

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

Indemnities

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of September 30, 2013, we do not believe that any future indemnity claims against us would have a material adverse effect on our financial position, results of operations or cash flows.

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

The types of services from which each reportable segment derives its revenues are as follows:

•	Construction includes installation, maintenance and repair of power delivery systems, including storm restoration services. The Construction segment accounted for 82% and 83% of consolidated revenue for the three months ended September 30, 2013 and 2012, respectively.

•	All Other Operations consists of three business units that perform siting, permitting, engineering and design of power and communication delivery systems, including storm assessment and inspection services. The business units reflected in the All Other Operations segment individually do not meet the thresholds to be reported as separate reportable segments.

We evaluate the operating performance of our segments based upon segment income from operations. The Other column below represents certain corporate general and administrative costs not allocated to the segments. We review total assets at the consolidated level and, accordingly, those amounts have not been disclosed for each reportable segment. The accounting policies of the segments are consistent with those described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

	Three Months Ended
	September 30, 2013
	Construction	All Other Operations	Other	Total
Core services	$154,171	$48,972	$—	$203,143
Less: Intersegment revenues	(112)	(13,359)	—	(13,471)

Core services, net	154,059	35,613	—	189,672
Storm-related services	3,414	221	—	3,635

Revenues, net	$157,473	$35,834	$—	$193,307
Income (loss) from operations	$1,314	$1,571	$(82)	$2,803
Depreciation and amortization	$8,686	$1,312	$—	$9,998
Purchases of property and equipment	$12,127	$124	$—	$12,251

	Three Months Ended
	September 30, 2012
	Construction	All Other Operations	Other	Total
Core services	$156,478	$49,003	$—	$205,481
Less: Intersegment revenues	(27)	(11,037)	—	(11,064)

Core services, net	156,451	37,966	—	194,417
Storm-related services	46,973	3,223	—	50,196

Revenues, net	$203,424	$41,189	$—	$244,613
Income (loss) from operations	$16,580	$2,074	$(1,070)	$17,584
Depreciation and amortization	$9,071	$1,314	$—	$10,385
Purchases of property and equipment	$7,759	$348	$—	$8,107

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to inaccurate assumptions and known or unknown risks and uncertainties, including those identified in “Uncertainty of Forward-Looking Statements and Information” below in this Item 2 and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make certain estimates and assumptions for interim financial information that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and other intangible assets, asset lives and salvage values used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies, litigation and stock-based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial

Condition and Results of Operations - Critical Accounting Policies” included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 for further information regarding our critical accounting policies and estimates.

Results of Operations

The following table sets forth selected statements of income data as approximate percentages of revenues for the periods indicated:

	Three Months Ended
	September 30,
	2013	2012
Revenues:
Core services	98.1%	79.5%
Storm-related services	1.9%	20.5%

Total	100.0%	100.0%
Cost of operations	89.7%	84.9%

Gross profit	10.3%	15.1%
General and administrative expenses	9.0%	8.0%
Gain on sale of property and equipment	-0.2%	0.0%

Income from operations	1.5%	7.1%
Interest expense and other, net	1.0%	0.8%

Income before income taxes	0.5%	6.3%
Income tax expense	0.0%	2.5%

Net income	0.5%	3.8%

Consolidated Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues. Revenues decreased 21%, or $51.3 million, to $193.3 million for the three months ended September 30, 2013 from $244.6 million for the three months ended September 30, 2012. The decrease was attributable to a $46.6 million decrease in storm-related revenues and a $4.7 million decrease in core revenue. Our Tanzania project, which was substantially complete as of December 31, 2012, provided no revenues during the three months ended September 30, 2013 compared to $4.0 million for the three months ended September 30, 2012. Our core business decline also reflects significantly lower solar construction revenues in California as compared to the same quarter last year.

Our storm-related revenues are highly volatile and unpredictable. For the three months ended September 30, 2013, storm-related revenues totaled $3.6 million. For the three months ended September 30, 2012, storm-related revenues totaled $50.2 million, which was primarily attributable to Hurricane Isaac and another severe storm event during the quarter.

Gross Profit. Gross profit decreased 46%, or $17.0 million, to $19.9 million for the three months ended September 30, 2013 from $36.9 million for the three months ended September 30, 2012. Gross profit as a percentage of revenues decreased to 10.3% for the three months ended September 30, 2013 from 15.1% for the same period in the prior year. Our gross profit was negatively impacted by a significantly lower mix of storm revenue. Our storm restoration services typically generate a higher profit margin than core services. During a storm response, our storm-assigned crews and equipment are fully utilized. In addition, the overtime typically worked on storm events lowers the ratio of fixed costs to revenue. Storm gross profit margins can vary greatly depending on the geographic area, customer and amount of overtime worked. In addition, we continued our expansion into new territories including California during the quarter. We experienced losses on five specific jobs in California for two customers at our western subsidiary companies which had a negative impact on our gross profit.

General and Administrative Expenses. General and administrative expenses decreased 11% to $17.4 million for the three months ended September 30, 2013 from $19.5 million for the three months ended September 30, 2012. As a percentage of revenues, general and administrative expenses increased to 9.0% for the three months ended

September 30, 2013 from 8.0% for the same period in the prior year. The decrease in general and administrative expenses was primarily due to approximately $1.9 million of incentive bonuses accrued for the three months ended September 30, 2012 and no amounts accrued for the three months ended September 30, 2013 based on financial performance in the first quarter compared to plan.

Interest Expense and Other, Net. Interest expense and other, net decreased 14% to $1.8 million for the three months ended September 30, 2013 from $2.1 million for the three months ended September 30, 2012. The decrease is attributable to additional interest expense for the three months ended September 30, 2012 as a result of our borrowings bearing interest at the Base Rate for a period of time after the execution of the accordion feature of our revolving credit facility on June 27, 2012. See Note 6, “Debt,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for further information on our revolving credit facility.

Income Tax Expense. Income tax expense was $46,000 and $6.2 million for the three months ended September 30, 2013 and 2012, respectively. Effective income tax rates of 4.6% and 40.0% for the three months ended September 30, 2013 and 2012, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including changes in permanent differences primarily related to the Internal Revenue Code Section 199 deduction and Internal Revenue Code Section 162(m) deduction limitations for compensation, meals and entertainment, state income and gross margin taxes and the relative size of our consolidated income before income taxes. In addition, North Carolina enacted new legislation on July 23, 2013 which will lower the corporate tax rate in 2014 and again in 2015. Accordingly, we recognized the income tax accounting effects of the changes in tax rates during the three months ended September 30, 2013.

Operating Results by Segment – Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Construction

	Three Months Ended
	September 30,
	2013	2012	% Change
Construction revenue	$157.6	$203.5
Intersegment eliminations	(0.1)	(0.1)

Total revenues, net	$157.5	$203.4	-22.6%
Segment income from operations	$1.3	$16.6	-92.1%

Revenues. Construction revenues decreased 22.6%, or $45.9 million, to $157.5 million for the three months ended September 30, 2013 from $203.4 million for the three months ended September 30, 2012.

The following table contains supplemental information on construction revenue and percentage changes by category for the periods indicated:

	Three Months Ended
	September 30,
Category of Revenue	2013	2012	% Change
Distribution and other	$115.5	$120.5	-4.1%
Transmission and substation	38.6	35.9	7.5%

Total core revenue	154.1	156.4	-1.5%
Storm restoration services	3.4	47.0	-92.8%

Total	$157.5	$203.4	-22.6%

•	Distribution and Other Revenues. Our combined revenues for overhead and underground distribution services and other revenue decreased 4.1% from the prior year period. Our distribution services experienced an increase in the current quarter due to significantly less storm restoration revenues compared to the same period in the prior year, as storm restoration work generally diverts man-hours from core work, which had decreased core revenues in the prior year. This increase was more than offset by lower volume large solar construction projects at our Klondyke business that were substantially complete by June 30, 2013. In addition, there were no Tanzania project revenues for the three months ended September 30, 2013 compared to $4.0 million for the three months ended September 30, 2012 due to substantial completion of this project.

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

Other revenues in this category include primarily solar construction projects in California.

•	Transmission and Substation Revenues. Transmission and substation revenues increased 7.5% from the prior year period. A significant amount of our transmission and substation projects are fixed price, site specific projects and revenues can vary based on start dates of the projects and mobilization time. Growth for the three months ended September 30, 2013 is primarily related to our transmission and substation services added in the western United States. The substation construction market remains very competitive especially in the southeastern United States.

Segment Income from Operations. Segment income from operations decreased 92.1% to $1.3 million for the three months ended September 30, 2013 from $16.6 million for the three months ended September 30, 2012. Segment income from operations as a percentage of revenues decreased to 0.8% for the three months ended September 30, 2013 from 8.2% for the same period in the prior year. Segment income from operations was negatively impacted from the factors discussed above under “Gross Profit” with respect to the three months ended September 30, 2013. We benefited from a mark-to-market adjustment on our diesel hedging program that provided a $0.2 million and $1.7 million decrease in our cost of operations during the three months ended September 30, 2013 and 2012, respectively.

All Other Operations

	Three Months Ended
	September 30,
	2013	2012	% Change
All Other Operations core revenue	$49.0	$49.0
Intersegment eliminations	(13.4)	(11.0)

Total core revenue, net	$35.6	$38.0	-6.2%
Storm assessment and inspection	0.2	3.2

Total revenues, net	$35.8	$41.2	-13.0%
Segment income from operations	$1.6	$2.1	-24.3%

Revenues. All Other Operations revenues decreased 13%, or $5.4 million, to $35.8 million for the three months ended September 30, 2013 from $41.2 million for the three months ended September 30, 2012. All Other Operations revenues were negatively impacted by less storm assessment and inspection revenues compared to the same period in the prior year. In addition, engineering revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues. Material procurement services, if they are provided, are typically on our EPC projects that are administered by engineering. As a result, our revenue will fluctuate due to the level of material procurement associated with our EPC projects.

Segment Income from Operations. Segment income from operations decreased 24.3% to $1.6 million for the three months ended September 30, 2013 from $2.1 million for the three months ended September 30, 2012. Segment income from operations as a percentage of revenues decreased to 4.5% for the three months ended September 30, 2013 from 5.1% for the same period in the prior year. Segment income from operations was negatively impacted by a significantly lower mix of storm assessment and inspection revenue.

Liquidity and Capital Resources

Our primary cash needs have been for working capital, capital expenditures, payments under our revolving credit facility and acquisitions. Our primary source of cash for the three months ended September 30, 2013 and 2012 was through borrowings from our revolving credit facility and cash from operations. As of September 30, 2013, we had $1.4 million in accounts receivable from storm-related jobs. As of September 30, 2012, we had $44.3 million in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts from storm-related jobs.

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

As of September 30, 2013, we had $220.0 million in borrowings and our availability under our revolving credit facility was $51.0 million (after giving effect to $4.0 million of outstanding standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our revolving credit facility, which are discussed below.

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

Changes in Cash Flows

	Three Months Ended
	September 30,
	2013	2012
	(In millions)
Net cash provided by (used in) operating activities	$11.5	$(7.5)
Net cash used in investing activities	$(10.6)	$(77.0)
Net cash (used in) provided by financing activities	$(0.6)	$84.2

Net cash provided by operating activities was $11.5 million for the three months ended September 30, 2013 compared to net cash used in operating activities of $7.5 million for the three months ended September 30, 2012. The increase in operating cash flows was primarily due to timing of working capital requirements and decreases in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts related to lower storm activity during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

We made a payment to the commercial insurance carrier that administers our partially self-insured individual workers’ compensation, vehicle and general liability insurance programs for retrospective premium payment adjustments of $1.6 million in July 2013, which is included in net cash provided by operating activities for the three months ended September 30, 2013. These payments are included in changes in insurance and claims accruals. Retrospective adjustments have historically been prepared annually on a “paid-loss” basis by our commercial insurance carrier. The last retrospective premium payment adjustment from our commercial insurance carrier resulted in a refund totaling $5.5 million that was received in December 2012.

Net cash used in investing activities decreased to $10.6 million for the three months ended September 30, 2013 from $77 million for the three months ended September 30, 2012. This decrease is primarily due to cash used for the acquisition of UCS in July 2, 2012 totaling $69.7 million (net of cash acquired totaling $0.7 million) offset by increased capital expenditures during the three months ended September 30, 2013. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.

Net cash used in financing activities was $0.6 million for the three months ended September 30, 2013 compared to net cash provided by financing activities of $84.2 million for the three months ended September 30, 2012. We borrowed $70.0 million to finance the UCS acquisition during the three months ended September 30, 2012.

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

	Three Months Ended
	September 30,
	2013	2012
	(In millions)
Net income	$1.0	$9.3
Adjustments:
Interest expense	1.8	2.1
Income tax expense	—	6.2
Depreciation and amortization	10.0	10.4

EBITDA	$12.8	$28.0

EBITDA decreased 54.3% to $12.8 million for the three months ended September 30, 2013 from $28.0 million for the three months ended September 30, 2012. The decreased EBITDA for the three months ended September 30, 2013 was primarily due to a significantly lower level of storm activity compared to the prior year.

Credit Facility

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

Our revolving credit facility requires us to maintain: (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our revolving credit facility; measured on a trailing four-quarter basis), of no more than 3.75 to 1.00 as of the last day of each fiscal quarter, declining to 3.50 on June 30, 2012 and declining to 3.00 on June 30, 2013 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in the revolving credit facility) of at least 1.25 to 1.00. At September 30, 2013, we were in compliance with such covenants with a fixed charge coverage and leverage ratio of 2.15 and 2.26, respectively. Our revolving credit facility contains a number of other affirmative and negative covenants, including limitations on dissolutions, sales of assets, investments, indebtedness and liens.

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

We use our revolving credit facility to issue letters of credit. As of September 30, 2013, we had $4.0 million of standby letters of credit issued under our revolving credit facility primarily for insurance and bonding purposes. Our ability to obtain letters of credit under the revolving portion of our credit facility is conditioned on our continued compliance with the affirmative and negative covenants of our credit facility.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As September 30, 2013, we had $115.5 million in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.

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

Recent Accounting Pronouncements

See Note 11, “Recent Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q, as well as information included in future filings by Pike Electric Corporation with the Securities and Exchange Commission (the “SEC”) and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, certain “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such “forward-looking statements” include information relating to, among other matters, our future prospects, developments and business strategies for our operations. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company and the industry in which we operate and management’s beliefs and assumptions. Words such as “may,” “will,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “potential,” “project,” “continue,” “believe,” “seek,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among others, statements relating to:

•	our belief that there will be large and financially attractive projects to pursue in international markets over the next few years as developing regions install or develop their electric infrastructure, and that our reputation and experience combined with our broad platform of service offerings allow us to opportunistically bid on attractive international projects;

•	our expectation that, if diesel prices rise, our gross profit and operating income could be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers;

•	our expectation that the net amount of the existing losses in OCI at September 30, 2013 reclassified into net income over the next 12 months will be approximately $65,000;

•	our belief that the lawsuits, claims and other legal proceedings that arise in the ordinary course of business will not have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows;

•	our belief that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future;

•	our belief that any future indemnity claims against us would not have a material adverse effect on our financial position, results of operations or cash flows;

•	our belief that our experienced management team has positioned us to benefit from the substantial long-term growth drivers in our industry by leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utilities customers;

•	our belief that our acquisitions of Klondyke and Pine Valley will allow us to continue to expand our EPC services in the western United States and better compete in markets with unionized workforces;

•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our revolving credit facility will be adequate to meet our liquidity needs in the ordinary course of business for the foreseeable future;

•	our expectation that our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance and our belief that this is subject to a certain extent to general economic, financial, competitive, legislative, regulatory and other factors beyond our control;

•	the possibility that if we fail to comply with the covenants contained in our revolving credit facility, we may be unable to access our revolving credit facility upon which we depend for letters of credit and other short-term borrowings, and that this would have a negative impact on our liquidity and require us to obtain alternative short-term financing;

•	our belief that the financial institutions with whom we maintain substantially all of our cash investments are high credit quality financial institutions; and

•	our belief that it is unlikely that any material claims will be made under a letter of credit in the foreseeable future.

These statements are based on certain assumptions and analyses made by us in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances, and involve risks and uncertainties that may cause actual future activities and results of operations to be materially different from historical or anticipated results. Factors that could impact those differences or adversely affect future periods include, but are not limited to, the factors set forth in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about our market risks, see Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 6. Exhibits

Exhibit	Description

2.1	Agreement and Plan of Merger, dated September 16, 2013, between Pike Electric Corporation and Pike Corporation (Incorporated by reference to Appendix C on our Definitive Proxy Statement on Schedule 14A filed September 17, 2013)

3.1	Certificate of Incorporation of Pike Electric Corporation (Incorporated by reference to Exhibit 3.1 on our Registration Statement on Form S-1/A filed July 12, 2005)

3.2	Amended and Restated Bylaws of Pike Electric Corporation, as of September 1, 2011 (Incorporated by reference to Exhibit 3.2 on our Annual Report on Form 10-K filed September 6, 2011)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Financial statements from (unaudited) the Quarterly Report on Form 10-Q of Pike Electric Corporation for the quarter ended September 30, 2013, filed on November 5, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE ELECTRIC CORPORATION
(Registrant)

Date: November 5, 2013	By:	/s/ J. Eric Pike

J. Eric Pike
Chairman, Chief Executive Officer and President

Date: November 5, 2013	By:	/s/ Anthony K. Slater

Anthony K. Slater
Executive Vice President and Chief Financial Officer