Form 10-Q
period 2013-12-31
Pike Corp
filed 2014-02-05
CIK 1317577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32582

PIKE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

North Carolina	20-3112047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Pike Way, Mount Airy, NC	27030
(Address of Principal Executive Offices)	(Zip Code)

(336) 789-2171

(Registrant’s Telephone Number, Including Area Code)

Pike Electric Corporation

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of January 31, 2014, there were 31,866,262 shares of our Common Stock, par value $0.001 per share, outstanding.

PIKE CORPORATION

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PIKE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31, 2013	June 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,432	$2,578
Accounts receivable, net	95,988	104,585
Costs and estimated earnings in excess of billings on uncompleted contracts	76,963	71,248
Inventories	16,124	14,396
Prepaid expenses and other	9,211	9,914
Deferred income taxes	5,652	8,720

Total current assets	206,370	211,441
Property and equipment, net	186,029	179,928
Goodwill	153,668	153,668
Other intangibles, net	71,155	74,841
Deferred loan costs, net	1,599	1,561
Other assets	2,977	2,335

Total assets	$621,798	$623,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,383	$33,500
Accrued compensation	23,698	30,468
Billings in excess of costs and estimated earnings on uncompleted contracts	12,255	6,235
Accrued expenses and other	10,363	5,908
Current portion of insurance and claim accruals	6,154	12,121

Total current liabilities	80,853	88,232
Revolving credit facility	220,500	221,000
Insurance and claim accruals, net of current portion	4,529	4,958
Deferred compensation	7,205	6,431
Deferred income taxes	54,536	58,402
Other liabilities	3,552	2,916
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 31,811 and 31,719 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	6,425	6,424
Additional paid-in capital	179,222	176,988
Accumulated other comprehensive loss, net of taxes	(113)	(47)
Retained earnings	65,089	58,470

Total shareholders’ equity	250,623	241,835

Total liabilities and shareholders’ equity	$621,798	$623,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenues	$210,859	$273,668	$404,166	$518,281
Cost of operations	179,947	214,434	353,358	422,125

Gross profit	30,912	59,234	50,808	96,156
General and administrative expenses	19,820	19,891	37,228	39,359
Gain on sale of property and equipment	(86)	(68)	(401)	(198)

Income from operations	11,178	39,411	13,981	56,995
Other expense (income):
Interest expense	1,911	1,884	3,718	4,007
Other, net	(235)	(4)	(244)	(25)

Total other expense	1,676	1,880	3,474	3,982

Income before income taxes	9,502	37,531	10,507	53,013
Income tax expense	3,842	13,929	3,888	20,129

Net income	$5,660	$23,602	$6,619	$32,884

Earnings per share:
Basic	$0.18	$0.67	$0.21	$0.94

Diluted	$0.18	$0.67	$0.21	$0.93

Weighted average shares used in computing earnings per share:
Basic	31,785	35,129	31,769	35,089

Diluted	32,207	35,423	32,207	35,360

Dividends per share:	$—	$1.00	$—	$1.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income	$5,660	$23,602	$6,619	$32,884
Other comprehensive income (loss):
Interest rate cash flow hedges:
Change in fair value arising during the period, net of income taxes of ($22), ($37), ($87) and ($87), respectively	(35)	(58)	(136)	(137)
Less: reclassification adjustments included in net income, net of income taxes of $23, $10, $45 and $10, respectively	36	16	70	16

Total other comprehensive income (loss)	1	(42)	(66)	(121)

Comprehensive income	$5,661	$23,560	$6,553	$32,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$6,619	$32,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,082	21,452
Non-cash interest expense	508	500
Deferred income taxes	(756)	(2,433)
Gain on sale of property and equipment	(401)	(198)
Equity compensation expense	1,938	1,671
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	2,882	(44,098)
Inventories, prepaid expenses and other	(2,342)	6,559
Insurance and claim accruals	(6,396)	3,704
Accounts payable and other	(501)	16,858

Net cash provided by operating activities	21,633	36,899

Cash flows from investing activities:
Purchases of property and equipment	(23,378)	(17,704)
Business acquisition, net	—	(69,654)
Net proceeds from sale of property and equipment	1,956	1,789

Net cash used in investing activities	(21,422)	(85,569)

Cash flows from financing activities:
Borrowings under revolving credit facility	69,500	224,500
Repayments under revolving credit facility	(70,000)	(140,000)
Stock option and employee stock purchase activity, net	562	387
Special cash dividend declared and paid	—	(35,164)
Deferred loan costs	(419)	(137)

Net cash (used in) provided by financing activities	(357)	49,586

Net (decrease) increase in cash and cash equivalents	(146)	916
Cash and cash equivalents beginning of year	2,578	1,601

Cash and cash equivalents end of period	$2,432	$2,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended December 31, 2013 and 2012

(Unaudited)

(In thousands, except per share amounts)

1.      Basis of Presentation

On November 5, 2013, Pike Electric Corporation changed its state of incorporation from Delaware to North Carolina (the “Reincorporation”). The Reincorporation was effected by merging Pike Electric Corporation, a Delaware corporation, with and into Pike Corporation, a North Carolina corporation and its wholly-owned subsidiary. In connection with the Reincorporation, Pike Electric Corporation changed its name to “Pike Corporation.” The Reincorporation did not result in any change in the business, management, fiscal year, accounting, location of the principal executive offices or other facilities, capitalization, assets or liabilities of Pike Electric Corporation.

The accompanying condensed consolidated financial statements of Pike Corporation and its wholly-owned subsidiaries (the “Company,” “Pike,” “we,” “us” and “our”) are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The condensed consolidated balance sheet at June 30, 2013 has been derived from our audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with our financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

2.      Business

We are one of the largest providers of construction and engineering services for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from a specialty non-unionized contractor for electric utilities focused on the distribution sector in the southeastern United States to one of the nation’s largest specialty construction and engineering firms servicing over 300 customers. Our comprehensive suite of energy and communication solutions includes facilities planning and siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems, including utility-grade solar construction projects and storm-related services. As a result of the acquisition of Synergetic Design Holdings, Inc. and its subsidiary UC Synergetic, Inc. (“UCS”) expanding the size and scope of our engineering business, we decided in the first quarter of fiscal 2013 to change our reportable segments. As a result of these changes, we operated our business as two reportable segments: Construction and All Other Operations. On January 1, 2014, as part of the integration of our engineering businesses, Synergetic Design Holdings, Inc. merged with and into Pike Enterprises, Inc., a wholly-owned subsidiary of the Company, and UCS merged with and into Pike Energy Solutions, LLC (“PES”), the surviving entity of which was named UC Synergetic, LLC. In order to properly align our segments with our current financial reporting structure, we changed the name of our All Other Operations segment to Engineering. Prior year segment information has been revised to conform to the current-year presentation. See Note 14 for further information on our segments.

We are pursuing additional international opportunities. We believe that there will be large and financially attractive projects to pursue in international markets over the next few years as developing regions install or develop their electric infrastructure. We believe that our reputation and experience combined with our broad platform of service offerings allow us to opportunistically bid on attractive international projects.

We monitor revenue by two categories of services: core and storm-related. We use this breakdown because core services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance and planning needs, and storm-related revenues represent additional revenue opportunities that depend on weather conditions.

The table below sets forth our revenues by category of service for the periods indicated:

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012
Core services	$188,291	89.3%	$190,663	69.7%	$377,963	93.5%	$385,080	74.3%
Storm-related services	22,568	10.7%	83,005	30.3%	26,203	6.5%	133,201	25.7%

Total	$210,859	100.0%	$273,668	100.0%	$404,166	100.0%	$518,281	100.0%

3.      Acquisitions

UC Synergetic

On July 2, 2012, we completed the acquisition of UCS, a privately-held company headquartered in Charlotte, North Carolina, for $69,654, net of cash acquired of $666. The funding for the acquisition consisted of cash borrowed from the $75,000 accordion loan feature of our revolving credit facility that was finalized on June 27, 2012. UCS provides engineering and consulting services focusing on (i) energy distribution, transmission and substation infrastructure, including storm assessment and inspection, and (ii) wireline and wireless communications. This acquisition extended our footprint in the Northeast and Midwest and resulted in our being one of the largest utility infrastructure engineering and design firms in the United States.

We completed our analysis of the valuation of the assets acquired and liabilities assumed of UCS during the year ended June 30, 2013. In June 2013, we recorded additional adjustments increasing goodwill and deferred income taken totaling $11 to accurately reflect the amounts recognized as of the acquisition date. The purchase price of $69,654 has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values as summarized in the following table:

Current assets	$13,632
Property and equipment	1,760
Intangible assets	39,800
Goodwill	30,736
Other	100

Total assets acquired	86,028
Current liabilities	(3,009)
Deferred income taxes	(13,365)

Total liabilities assumed	(16,374)

Net assets	$69,654

The intangible assets recognized are attributable to customer relationships totaling $34,000, non-compete agreements with the seller totaling $1,800, and a trademark totaling $4,000, and are being amortized over twelve, three and twenty years, respectively. The allocation of the purchase price, which primarily used a discounted cash flow approach with respect to identified intangible assets, was based upon Level 3 fair value inputs and a discount rate consistent with the inherent risk of each of the acquired assets. The goodwill recognized is attributable primarily to expected synergies and $5,357 is deductible for tax purposes.

The financial results of the operations of UCS have been included in our consolidated financial statements since the date of its acquisition, July 2, 2012.

4.	Assets Held For Sale

Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market. Assets held for sale totaled $82 and $175 at December 31, 2013 and June 30, 2013, respectively, and are included in prepaid expenses and other in the condensed consolidated balance sheets. All of the assets held for sale at December 31, 2013 are expected to be sold in the next 12 months.

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

Effective January 2013, we entered into an interest rate swap agreement (the “January 2013 Swap”) with a notional amount of $10,000 to help manage a portion of our interest risk related to our floating-rate debt. Under the January 2013 Swap, we pay a fixed rate of 0.42% and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The January 2013 Swap qualified for hedge accounting and is designated as a cash flow hedge. There was no hedge ineffectiveness for the January 2013 Swap for the three and six months ended December 31, 2013. The swap will expire in June 2015.

Effective December 2012, we entered into two interest rate swap agreements (the “December 2012 Swaps”), with notional amounts of $10,000 and $25,000, respectively, to help manage a portion of our interest risk related to our floating-rate debt. Under the December 2012 Swaps, we pay fixed rates of 0.42% and 0.45%, respectively, and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The December 2012 Swaps qualified for hedge accounting and are designated as cash flow hedges. There was no hedge ineffectiveness for the December 2012 Swaps for the three and six months ended December 31, 2013 and 2012. These swaps will expire in June 2015.

Effective September 2012, we entered into two interest rate swap agreements (the “September 2012 Swaps”), each with notional amounts of $25,000, to help manage a portion of our interest risk related to our floating-rate debt. Under the September 2012 Swaps, we pay fixed rates of 0.40% and 0.42%, respectively, and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The September 2012 Swaps qualified for hedge accounting and are designated as cash flow hedges. There was no hedge ineffectiveness for the September 2012 Swaps for the three and six months ended December 31, 2013 and 2012. These swaps will expire in February and March 2015, respectively.

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

We periodically enter into diesel fuel swaps to manage our exposure to diesel price volatility. At December 31, 2013, we had economically hedged approximately 49% of our next 12 months of projected diesel fuel purchases at prices ranging from $3.80 to $3.99 per gallon at a weighted-average price of $3.91 per gallon. We are not currently utilizing hedge accounting for any active diesel fuel derivatives and, accordingly, changes in the fair value of the diesel fuel swaps are recognized in the condensed consolidated statements of income.

Balance Sheet and Statement of Income Information

The fair value of derivatives at December 31, 2013 and June 30, 2013 is summarized below:

		Asset Derivatives at December 31, 2013			Liability Derivatives at December 31, 2013
	Balance Sheet Location	Gross Fair Value of Recognized Assets	Gross Fair Value Offset	Net Fair Value	Gross Fair Value of Recognized Liabilities	Gross Fair Value Offset	Net Fair Value
Derivatives designated as hedging instruments:

Interest rate swaps	Accrued expenses and other	$—	$—	$—	$(186)	$—	$(186)

Total derivatives designated as hedging instruments		$—	$—	$—	$(186)	$—	$(186)

Derivatives not designated as hedging instruments:

Diesel fuel swaps	Prepaid expenses and other	$245	$(14)	$231	$(14)	$14	$—

Total derivatives not designated as hedging instruments		$245	$(14)	$231	$(14)	$14	$—

Total derivatives		$245	$(14)	$231	$(200)	$14	$(186)

		Asset Derivatives at June 30, 2013			Liability Derivatives at June 30, 2013
	Balance Sheet Location	Gross Fair Value of Recognized Assets	Gross Fair Value Offset	Net Fair Value	Gross Fair Value of Recognized Liabilities	Gross Fair Value Offset	Net Fair Value
Derivatives designated as hedging instruments:

Interest rate swaps	Accrued expenses and other	$—	$—	$—	$(77)	$—	$(77)

Total derivatives designated as hedging instruments		$—	$—	$—	$(77)	$—	$(77)

Derivatives not designated as hedging instruments:

Diesel fuel swaps	Accrued expenses and other	$22	$(22)	$—	$(316)	$22	$(294)

Total derivatives not designated as hedging instruments		$22	$(22)	$—	$(316)	$22	$(294)

Total derivatives		$22	$(22)	$—	$(393)	$22	$(371)

The effects of derivative instruments on the condensed consolidated statements of income for the three and six months ended December 31, 2013 and 2012 are summarized in the following tables:

Derivatives designated as cash flow hedging instruments:

			Location of Loss	Amount of Loss
	Amount of Gain (Loss)		Reclassified from	Reclassified from
	Recognized in OCI		Accumulated OCI into	Accumulated OCI into
	(Effective Portion)		Earnings	Earnings
Three Months Ended December 31,	2013	2012		2013	2012
Interest rate swaps (1)	$1	$(42)	Interest expense	$(36)	$(16)

Totals	$1	$(42)		$(36)	$(16)

Six Months Ended December 31,	2013	2012		2013	2012
Interest rate swaps (1)	$(66)	$(121)	Interest expense	$(70)	$(16)

Totals	$(66)	$(121)		$(70)	$(16)

(1)	Net of income tax.

Derivatives not designated as cash flow hedging instruments:

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
	in Earnings	Recognized in Earnings
Three Months Ended December 31,		2013	2012
Diesel fuel swaps	Cost of operations	$302	$(263)

Total		$302	$(263)

Six Months Ended December 31,		2013	2012
Diesel fuel swaps	Cost of operations	$525	$1,461

Total		$525	$1,461

Accumulated OCI

For the interest rate swaps, the following table summarizes the net derivative losses, net of taxes, deferred into accumulated OCI and reclassified to income for the periods indicated below.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net accumulated derivative loss deferred at beginning of period	$(114)	$(79)	$(47)	$—
Changes in fair value	(35)	(58)	(136)	(137)
Reclassification to net income	36	16	70	16

Net accumulated derivative loss deferred at end of period	$(113)	$(121)	$(113)	$(121)

The estimated net amount of the existing losses in OCI at December 31, 2013 expected to be reclassified into net income over the next 12 months is approximately $75. This amount was computed using the fair value of the cash flow hedges at December 31, 2013 and will differ from actual reclassifications from OCI to net income during the next 12 months.

6.	Debt

On August 24, 2011, we entered into a $200,000 revolving credit facility that replaced our prior credit facility. Our revolving credit facility matures in August 2015. We repaid outstanding term loans and borrowings on the revolver of our prior credit facility upon entering into our revolving credit facility. The obligations under our revolving credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic and first-tier foreign subsidiaries and secured on a first-priority basis by security interests (subject to permitted liens) in substantially all assets owned by us and each of our subsidiaries, subject to limited exceptions. Total costs associated with entering into our revolving credit facility were approximately $1,800, including the commitment fee, which are capitalized and being amortized over the term of the debt using the effective interest method.

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

Our revolving credit facility contains a number of other affirmative and restrictive covenants, including limitations on dissolutions, sales of assets, investments, and indebtedness and liens. Our revolving credit facility also includes a requirement that we maintain (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our revolving credit facility; measured on a trailing four-quarter basis), of no more than 4.00 to 1.00 as of the last day of each fiscal quarter, declining to 3.75 on June 30, 2014 and declining to 3.50 on September 30, 2014 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in our revolving credit facility) of at least 1.25 to 1.00. On December 17, 2013, we entered into an amendment to our revolving credit facility to restate the leverage covenant ratio to that set forth in the preceding sentence. Total costs associated with this amendment were approximately $419, which are capitalized and being amortized over the term of the debt using the effective interest method.

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

At December 31, 2013, we had $220,500 in borrowings and our availability under our revolving credit facility was $50,500 (after giving effect to $4,000 of outstanding standby letters of credit).

7.	Shareholders’ Equity

Special Dividend

On December 4, 2012, we announced that our Board of Directors declared a special cash dividend of $1.00 per share on our common stock totaling $35,164. The dividend was payable to shareholders of record as of December 14, 2012 and was paid on December 21, 2012.

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

At December 31, 2013, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge our exposure to interest rate fluctuations and a portion of our diesel fuel costs. These derivative instruments currently consist of swaps only. See Note 5 for further information on our derivative instruments and hedging activities.

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

At December 31, 2013 and June 30, 2013, the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

	December 31,
Description	2013	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$231	$—	$231	$—
Liability:
Interest rate swap agreements	(186)	—	(186)	—

Total	$45	$—	$45	$—

Description	June 30, 2013	Level 1	Level 2	Level 3
Liability:
Diesel fuel swap agreements	$(294)	$—	$(294)	$—
Interest rate swap agreements	(77)	—	(77)	—

Total	$(371)	$—	$(371)	$—

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

Compensation expense related to stock-based compensation plans was $986 and $757 for the three months ended December 31, 2013 and 2012, respectively, and $1,938 and $1,671 for the six months ended December 31, 2013 and 2012, respectively. The income tax benefit recognized for stock-based compensation arrangements was $385 and $296 for the three months ended December 31, 2013 and 2012, respectively, and $756 and $653 for the six months ended December 31, 2013 and 2012, respectively. There were 43 stock option exercises related to stock-based compensation plans for the six months ended December 31, 2013. There were no stock option exercises related to stock-based compensation plans for the three months ended December 31, 2013 and the three and six months ended December 31, 2012.

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

In assessing the value of deferred tax assets, we consider whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, we provide a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value, if applicable. We have concluded that no valuation allowance is required for deferred tax assets at December 31, 2013 and June 30, 2013, respectively.

Effective income tax rates of 40.4% and 37.1% for the three months ended December 31, 2013 and 2012, respectively, and 37.0% and 38.0% for the six months ended December 31, 2013 and 2012, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including changes in permanent differences primarily related to the Internal Revenue Code Section 199 deduction and Internal Revenue Code Section 162(m) deduction limitations for compensation, meals and entertainment, state income and gross margin taxes and the relative size of our consolidated income before income taxes. In addition, North Carolina enacted new legislation on July 23, 2013, which will lower its corporate tax rate in 2014 and again in 2015. Accordingly, we recognized the income tax accounting effects of the changes in North Carolina’s tax rates during the six months ended December 31, 2013.

11.	Earnings Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Basic:
Net income	$5,660	$23,602	$6,619	$32,884

Weighted average common shares	31,785	35,129	31,769	35,089

Basic earnings per share	$0.18	$0.67	$0.21	$0.94

Diluted:
Net income	$5,660	$23,602	$6,619	$32,884

Weighted average common shares	31,785	35,129	31,769	35,089
Potential common stock arising from stock options and restricted stock	422	294	438	271

Weighted average common shares - diluted	32,207	35,423	32,207	35,360

Diluted earnings per share	$0.18	$0.67	$0.21	$0.93

Outstanding options and restricted stock awards equivalent to 1,588 and 2,451 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2013 and 2012, respectively, and 1,584 and 2,456 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended December 31, 2013 and 2012, respectively, because their effect would have been anti-dilutive.

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

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. At December 31, 2013, we had $124,772 in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.

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

Indemnities

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of December 31, 2013, we do not believe that any future indemnity claims against us would have a material adverse effect on our financial position, results of operations or cash flows.

14.	Business Segment Information

As a result of the acquisition of UCS expanding the size and scope of our engineering business, we decided in the first quarter of fiscal 2013 to change our reportable segments. Prior to December 31, 2013, our operations were managed in four business units, which were shown as two reportable segments for financial reporting purposes: Construction and All Other Operations. These segments were organized principally by service category. Each segment had its own management that was responsible for the operations of the segment’s businesses. On January 1, 2014, as a result of the merger of UCS into PES discussed in Note 2, changes in management reflecting sole leadership over the combined engineering entity, and in order to properly align our segments with our current financial reporting structure, we changed the name of our All Other Operations segment to Engineering and will manage our operations as two business units. Prior year segment information has been revised to conform to the current-year presentation.

The types of services from which each reportable segment derives its revenues are as follows:

•	Construction includes installation, maintenance and repair of power delivery systems, including storm restoration services. The Construction segment accounted for 83% of consolidated revenue for the three and six months ended December 31, 2013 and 2012.

•	Engineering includes siting, permitting, engineering and design of power and communication delivery systems, including storm assessment and inspection services.

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

	Three Months Ended
	December 31, 2013
	Construction	Engineering	Other	Total
Core services	$156,718	$38,724	$—	$195,442
Less: Intersegment revenues	(18)	(7,133)	—	(7,151)

Core services, net	156,700	31,591	—	188,291
Storm-related services	22,039	529	—	22,568

Revenues, net	$178,739	$32,120	$—	$210,859
Income (loss) from operations	$11,684	$(395)	$(111)	$11,178
Depreciation and amortization	$8,789	$1,295	$—	$10,084
Purchases of property and equipment	$11,000	$127	$—	$11,127

	Three Months Ended
	December 31, 2012
	Construction	Engineering	Other	Total
Core services	$149,941	$51,310	$—	$201,251
Less: Intersegment revenues	(211)	(10,377)	—	(10,588)

Core services, net	149,730	40,933	—	190,663
Storm-related services	78,622	4,383	—	83,005

Revenues, net	$228,352	$45,316	$—	$273,668
Income (loss) from operations	$38,327	$1,888	$(804)	$39,411
Depreciation and amortization	$9,678	$1,389	$—	$11,067
Purchases of property and equipment	$9,398	$199	$—	$9,597

	Six Months Ended
	December 31, 2013
	Construction	Engineering	Other	Total
Core services	$310,889	$87,696	$—	$398,585
Less: Intersegment revenues	(130)	(20,492)	—	(20,622)

Core services, net	310,759	67,204	—	377,963
Storm-related services	25,453	750	—	26,203

Revenues, net	$336,212	$67,954	$—	$404,166
Income (loss) from operations	$12,998	$1,176	$(193)	$13,981
Depreciation and amortization	$17,475	$2,607	$—	$20,082
Purchases of property and equipment	$23,127	$251	$—	$23,378

	Six Months Ended
	December 31, 2012
	Construction	Engineering	Other	Total
Core services	$306,419	$100,313	$—	$406,732
Less: Intersegment revenues	(238)	(21,414)	—	(21,652)

Core services, net	306,181	78,899	—	385,080
Storm-related services	125,595	7,606	—	133,201

Revenues, net	$431,776	$86,505	$—	$518,281
Income (loss) from operations	$54,907	$3,962	$(1,874)	$56,995
Depreciation and amortization	$18,749	$2,703	$—	$21,452
Purchases of property and equipment	$17,157	$547	$—	$17,704

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

Overview

We are one of the largest providers of construction and engineering services for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from a specialty non-unionized contractor for electric utilities focused on the distribution sector in the southeastern United States to one of the nation’s largest specialty construction and engineering firms servicing over 300 customers. Leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utilities customers, we believe that our experienced management team has positioned us to benefit from the substantial long-term growth drivers in our industry.

Over the past few years, we have reshaped our business platform and service territory significantly from being a distribution construction company based primarily in the southeastern United States to a national energy and telecommunications solutions provider. We have done this organically and through strategic acquisitions of companies with complementary service offerings and geographic footprints. Our acquisition of Shaw Energy Delivery Services, Inc. on September 1, 2008 expanded our operations into engineering, design, procurement and construction management services, including in the renewable energy arena, and significantly enhanced our substation and transmission construction capabilities. This acquisition also extended our geographic presence across the continental United States. Our acquisition of Facilities Planning & Siting, PLLC on June 30, 2009 enabled us to provide siting and planning services to our customers, which positions us to be involved at the conceptual stage of our customers’ projects. On June 30, 2010, we acquired Klondyke Construction LLC (“Klondyke”), based in Phoenix, Arizona, which complemented our existing engineering and design capabilities with construction services related to substation, transmission and renewable energy infrastructure. Our August 1, 2011 acquisition of Pine Valley Power, Inc. (“Pine Valley”), located near Salt Lake City, Utah, further strengthened our substation, transmission and distribution construction service capabilities in the western United States. We believe that our acquisitions of Klondyke and Pine Valley allow us to continue to expand our engineering and construction services in the western United States and better compete in markets with unionized workforces. Our July 2, 2012 acquisition of Synergetic Design Holdings, Inc. and its subsidiary, UC Synergetic, Inc. (“UCS”), headquartered in Charlotte, North Carolina, expanded our engineering and design services primarily for distribution powerline, transmission and substation projects. The UCS acquisition also added new services for storm assessment and inspection services as well as engineering and design services for the communications industry. UCS’s engineering capabilities complement our existing portfolio of companies, add scale and extend our footprint into the Northeast and Midwest. This acquisition significantly increases our ability to provide outsourced engineering and other technical services to our customers and is consistent with our long-term growth strategy.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make certain estimates and assumptions for interim financial information that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and other intangible assets, asset lives and salvage values used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies, litigation and stock-based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 for further information regarding our critical accounting policies and estimates.

Results of Operations

The following table sets forth selected statements of income data as approximate percentages of revenues for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenues:
Core services	89.3%	69.7%	93.5%	74.3%
Storm-related services	10.7%	30.3%	6.5%	25.7%

Total	100.0%	100.0%	100.0%	100.0%
Cost of operations	85.3%	78.4%	87.4%	81.4%

Gross profit	14.7%	21.6%	12.6%	18.6%
General and administrative expenses	9.4%	7.3%	9.2%	7.6%
Gain on sale of property and equipment	0.0%	0.0%	0.0%	0.0%

Income from operations	5.3%	14.3%	3.4%	11.0%
Interest expense and other, net	0.8%	0.6%	0.9%	0.8%

Income before income taxes	4.5%	13.7%	2.5%	10.2%
Income tax expense	1.8%	5.1%	1.0%	3.9%

Net income	2.7%	8.6%	1.5%	6.3%

Consolidated Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Revenues. Revenues decreased 23%, or $62.8 million, to $210.9 million for the three months ended December 31, 2013 from $273.7 million for the three months ended December 31, 2012. The decrease was attributable to a $60.4 million decrease in storm-related revenues and a $2.4 million decrease in core revenue. Our Tanzania project, which was substantially complete as of December 31, 2012, provided no revenues during the three months ended December 31, 2013 compared to $2.3 million for the three months ended December 31, 2012. Our core business decline also reflects significantly lower solar construction revenues in California as compared to the same quarter in the prior year.

Our storm-related revenues are highly volatile and unpredictable. For the three months ended December 31, 2013, storm-related revenues totaled $22.6 million. For the three months ended December 31, 2012, storm-related revenues totaled $83.0 million, which was primarily attributable to Hurricane Sandy and another severe storm event during the quarter.

Gross Profit. Gross profit decreased 48%, or $28.3 million, to $30.9 million for the three months ended December 31, 2013 from $59.2 million for the three months ended December 31, 2012. Gross profit as a percentage of revenues decreased to 14.7% for the three months ended December 31, 2013 from 21.6% for the same period in the prior year. Our gross profit was negatively impacted by a significantly lower mix of storm revenue compared to prior period. Our storm restoration services typically generate a higher profit margin than core services. During a storm response, our storm-assigned crews and equipment are fully utilized. In addition, the overtime typically worked on storm events lowers the ratio of fixed costs to revenue. Storm gross profit margins can vary greatly depending on the geographic area, customer and amount of overtime worked.

General and Administrative Expenses. General and administrative expenses marginally decreased to $19.8 million for the three months ended December 31, 2013 from $19.9 million for the three months ended December 31, 2012. As a percentage of revenues, general and administrative expenses increased to 9.4% for the three months ended December 31, 2013 from 7.3% for the same period in the prior year.

Income Tax Expense. Income tax expense was $3.8 million and $13.9 million for the three months ended December 31, 2013 and 2012, respectively. Effective income tax rates of 40.4% and 37.1% for the three months ended December 31, 2013 and 2012, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including changes in permanent differences primarily related to the Internal Revenue Code Section 199 deduction and Internal Revenue Code Section 162(m) deduction limitations for compensation, meals and entertainment, state income and gross margin taxes and the relative size of our consolidated income before income taxes.

Operating Results by Segment – Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Construction

	Three Months Ended December 31,
	2013	2012	% Change
	(In millions)
Construction revenues	$178.7	$228.6
Intersegment eliminations	(0.0)	(0.2)

Total revenues, net	$178.7	$228.4	-21.8%
Segment income from operations	$11.7	$38.3	-69.5%

Revenues. Construction revenues decreased 21.8%, or $49.7 million, to $178.7 million for the three months ended December 31, 2013 from $228.4 million for the three months ended December 31, 2012.

The following table contains supplemental information on construction revenue and percentage changes by category for the periods indicated:

	Three Months Ended December 31,
Category of Revenues	2013	2012	% Change
	(In millions)
Distribution and other	$112.8	$111.6	1.1%
Transmission and substation	43.9	38.2	14.9%

Total core revenue	156.7	149.8	4.6%
Storm restoration services	22.0	78.6	-72.0%

Total	$178.7	$228.4	-21.8%

•	Distribution and Other Revenues. Our combined revenues for overhead and underground distribution services and other revenue increased 1.1% from the prior year period. Our distribution services experienced an increase in the current period due to significantly less storm restoration revenues compared to the same period in the prior year, as storm restoration work generally diverts man-hours from core work, which had decreased core revenues in the prior year. This increase was partially offset by lower volume large solar construction projects in California. In addition, there were no Tanzania project revenues for the three months ended December 31, 2013 compared to $2.3 million for the three months ended December 31, 2012 due to substantial completion of this project at December 31, 2012.

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

Other revenues in this category include primarily solar construction projects in California.

•	Transmission and Substation Revenues. Transmission and substation revenues increased 14.9% from the prior year period. A significant amount of our transmission and substation projects are fixed price, site specific projects and revenues can vary based on start dates of the projects and mobilization time. Growth for the three months ended December 31, 2013 is primarily related to our transmission and substation services added in the western United States. The substation construction market remains very competitive especially in the southeastern United States.

Segment Income from Operations. Segment income from operations decreased 69.5% to $11.7 million for the three months ended December 31, 2013 from $38.3 million for the three months ended December 31, 2012. Segment income from operations as a percentage of revenues decreased to 6.5% for the three months ended December 31, 2013 from 16.8% for the same period in the prior year. Segment income from operations was negatively impacted from the factors discussed above under “Gross Profit” with respect to the three months ended December 31, 2013. We benefited from a mark-to-market adjustment on our diesel hedging program that provided a $0.3 million decrease in our cost of operations during the three months ended December 31, 2013. We were negatively impacted by the mark-to-market adjustment during the three months ended December 31, 2012 that caused a $0.3 million increase in our cost of operations for that period.

Engineering

	Three Months Ended December 31,
	2013	2012	% Change
	(In millions)
Engineering core revenues	$38.7	$51.3
Intersegment eliminations	(7.1)	(10.4)

Total core revenues, net	$31.6	$40.9	-22.8%
Storm assessment and inspection	0.6	4.4

Total revenues, net	$32.2	$45.3	-28.9%
Segment income from operations	$(0.4)	$1.9	-120.9%

Revenues. Engineering revenues decreased 28.9%, or $13.1 million, to $32.2 million for the three months ended December 31, 2013 from $45.3 million for the three months ended December 31, 2012. Engineering revenues were negatively impacted by less storm assessment and inspection revenues compared to the same period in the prior year. In addition, engineering revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues. Material procurement services, if they are provided, are typically on our engineering, procurement and construction (“EPC”) projects that are administered by engineering. As a result, our revenue will fluctuate due to the level of material procurement associated with our EPC projects.

Segment Income from Operations. Segment income from operations decreased 120.9% to $(0.4) million for the three months ended December 31, 2013 from $1.9 million for the three months ended December 31, 2012. Segment income from operations as a percentage of revenues decreased to (1.2%) for the three months ended December 31, 2013 from 4.2% for the same period in the prior year. Segment income from operations was negatively impacted by a significantly lower mix of storm assessment and inspection revenue and specific accounts receivable reserves totaling approximately $1.4 million adjusted for one customer’s outstanding balance related to on-going collection efforts.

Consolidated Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Revenues. Revenues decreased 22%, or $114.1 million, to $404.2 million for the six months ended December 31, 2013 from $518.3 million for the six months ended December 31, 2012. The decrease was attributable to a $107.0 million decrease in storm-related revenues and a $7.1 million decrease in core revenue, including significantly lower solar construction revenues in California as compared to the same period in the prior year. Our Tanzania project, which was substantially complete as of December 31, 2012, provided no revenues during the six months ended December 31, 2013 compared to $6.3 million for the six months ended December 31, 2012.

Our storm-related revenues are highly volatile and unpredictable. For the six months ended December 31, 2013, storm-related revenues totaled $26.2 million. For the six months ended December 31, 2012, storm-related revenues totaled $133.2 million, which was primarily attributable to Hurricane Issac and Hurricane Sandy during the six month period.

Gross Profit. Gross profit decreased 47%, or $45.4 million, to $50.8 million for the six months ended December 31, 2013 from $96.2 million for the six months ended December 31, 2012. Gross profit as a percentage of revenues decreased to 12.6% for the six months ended December 31, 2013 from 18.6% for the same period in the prior year. Our gross profit was negatively impacted by a significantly lower mix of storm revenue. Our storm restoration services typically generate a higher profit margin than core services. During a storm response, our storm-assigned crews and equipment are fully utilized. In addition, the overtime typically worked on storm events lowers the ratio of fixed costs to revenue. Storm gross profit margins can vary greatly depending on the geographic area, customer and amount of overtime worked.

General and Administrative Expenses. General and administrative expenses decreased 6% to $37.2 million for the six months ended December 31, 2013 from $39.4 million for the six months ended December 31, 2012. As a percentage of revenues, general and administrative expenses increased to 9.2% for the six months ended December 31, 2013 from 7.6% for the same period in the prior year. The decrease in general and administrative expenses was primarily due to significantly more incentive bonuses accrued for the six months ended December 31, 2012 compared to the six months ended December 31, 2013 based on financial performance for the year-to-date compared to the annual incentive plan.

Interest Expense. Interest expense decreased 8% to $3.7 million for the six months ended December 31, 2013 from $4.0 million for the six months ended December 31, 2012. The decrease is attributable to additional interest expense for the six months ended December 31, 2012 as a result of our borrowings bearing interest at the Base Rate for a period of time after the execution of the accordion feature of our revolving credit facility on June 27, 2012. See Note 6, “Debt,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for further information on our revolving credit facility.

Income Tax Expense. Income tax expense was $3.9 million and $20.1 million for the six months ended December 31, 2013 and 2012, respectively. Effective income tax rates of 37.0% and 38.0% for the six months ended December 31, 2013 and 2012, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including changes in permanent differences primarily related to the Internal Revenue Code Section 199 deduction and Internal Revenue Code Section 162(m) deduction limitations for compensation, meals and entertainment, state income and gross margin taxes and the relative size of our consolidated income before income taxes. In addition, North Carolina enacted new legislation on July 23, 2013, which will lower its corporate tax rate in 2014 and again in 2015. Accordingly, we recognized the income tax accounting effects of the changes in North Carolina’s tax rates during the six months ended December 31, 2013.

Operating Results by Segment – Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Construction

	Six Months Ended December 31,
	2013	2012	% Change
	(In millions)
Construction revenues	$336.3	$432.0
Intersegment eliminations	(0.1)	(0.2)

Total revenues, net	$336.2	$431.8	-22.1%
Segment income from operations	$13.0	$54.9	-76.3%

Revenues. Construction revenues decreased 22.1%, or $95.6 million, to $336.2 million for the six months ended December 31, 2013 from $431.8 million for the six months ended December 31, 2012.

The following table contains supplemental information on construction revenue and percentage changes by category for the periods indicated:

	Six Months Ended December 31,
Category of Revenues	2013	2012	% Change
	(In millions)
Distribution and other	$228.3	$232.1	-1.6%
Transmission and substation	82.5	74.1	11.3%

Total core revenue	310.8	306.2	1.5%
Storm restoration services	25.4	125.6	-79.8%

Total	$336.2	$431.8	-22.1%

•	Distribution and Other Revenues. Our combined revenues for overhead and underground distribution services and other revenue decreased 1.6% from the prior year period. Our distribution services experienced an increase in the current period due to significantly less storm restoration revenues compared to the same period in the prior year, as storm restoration work generally diverts man-hours from core work, which had decreased core revenues in the prior year. This increase was more than offset by lower volume large solar construction projects in California. In addition, there were no Tanzania project revenues for the six months ended December 31, 2013 compared to $6.3 million for the six months ended December 31, 2012 due to substantial completion of this project at December 31, 2012.

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

Other revenues in this category include primarily solar construction projects in California.

•	Transmission and Substation Revenues. Transmission and substation revenues increased 11.3% from the prior year period. A significant amount of our transmission and substation projects are fixed price, site specific projects and revenues can vary based on start dates of the projects and mobilization time. Growth for the six months ended December 31, 2013 is primarily related to our transmission and substation services added in the western United States. The substation construction market remains very competitive especially in the southeastern United States.

Segment Income from Operations. Segment income from operations decreased 76.3% to $13.0 million for the six months ended December 31, 2013 from $54.9 million for the six months ended December 31, 2012. Segment income from operations as a percentage of revenues decreased to 3.9% for the six months ended December 31, 2013 from 12.7% for the same period in the prior year. Segment income from operations was negatively impacted from the factors discussed above under “Gross Profit” with respect to the six months ended December 31, 2013. We benefited from a mark-to-market adjustment on our diesel hedging program that provided a $0.5 million and $1.5 million decrease in our cost of operations during the six months ended December 31, 2013 and 2012, respectively.

Engineering

	Six Months Ended December 31,
	2013	2012	% Change
	(In millions)
Engineering core revenues	$87.7	$100.3
Intersegment eliminations	(20.5)	(21.4)

Total core revenues, net	$67.2	$78.9	-14.8%
Storm assessment and inspection	0.8	7.6

Total revenues, net	$68.0	$86.5	-21.4%
Segment income from operations	$1.2	$4.0	-70.3%

Revenues. Engineering revenues decreased 21.4%, or $18.5 million, to $68.0 million for the six months ended December 31, 2013 from $86.5 million for the six months ended December 31, 2012. Engineering revenues were negatively impacted by less storm assessment and inspection revenues compared to the same period in the prior year. In addition, engineering revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues. Material procurement services, if they are provided, are typically on our EPC projects that are administered by engineering. As a result, our revenue will fluctuate due to the level of material procurement associated with our EPC projects.

Segment Income from Operations. Segment income from operations decreased 70.3% to $1.2 million for the six months ended December 31, 2013 from $4.0 million for the six months ended December 31, 2012. Segment income from operations as a percentage of revenues decreased to 1.8% for the six months ended December 31, 2013 from 4.6% for the same period in the prior year. Segment income from operations was negatively impacted by a significantly lower mix of storm assessment and inspection revenue and specific project-related receivable reserves totaling approximately $1.4 million adjusted for one customer as part of our on-going collection efforts.

Liquidity and Capital Resources

Our primary cash needs have been for working capital, capital expenditures, payments under our revolving credit facility and acquisitions. Our primary sources of cash for the six months ended December 31, 2013 and 2012 were through borrowings from our revolving credit facility and cash from operations. At December 31, 2013, we had $12.7 million in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts from storm-related jobs. At December 31, 2012, we had $27.1 million in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts from storm-related jobs.

We need working capital to support seasonal variations in our business, primarily due to the impact of weather conditions on the electric infrastructure and the corresponding spending by our customers on electric service and repairs. The increased service activity during storm-related events temporarily causes an excess of customer billings over customer collections, leading to increased accounts receivable during those periods. In the past, we have utilized borrowings under our revolving credit facility and cash on hand to satisfy normal cash needs during these periods.

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

At December 31, 2013, we had $220.5 million in borrowings, and availability under our revolving credit facility was $50.5 million (after giving effect to $4.0 million of outstanding standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our revolving credit facility, which are addressed below.

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

Changes in Cash Flows

	Six Months Ended December 31,
	2013	2012
	(In millions)
Net cash provided by operating activities	$21.6	$36.9
Net cash used in investing activities	$(21.4)	$(85.6)
Net cash (used in) provided by financing activities	$(0.4)	$49.6

Net cash provided by operating activities was $21.6 million for the six months ended December 31, 2013 compared to $36.9 million for the six months ended December 31, 2012. The decrease in operating cash flows was primarily due to timing of working capital requirements and the significant decrease in income related to lower storm activity during the six months ended December 31, 2013 compared to the six months ended December 31, 2012.

We made a payment to the commercial insurance carrier that administers our partially self-insured individual workers’ compensation, vehicle and general liability insurance programs for retrospective premium payment adjustments of $1.6 million in July 2013, which is included in net cash provided by operating activities for the six months ended December 31, 2013. These payments are included in changes in insurance and claims accruals. Retrospective adjustments have historically been prepared annually on a “paid-loss” basis by our commercial insurance carrier. The last retrospective premium payment adjustment from our commercial insurance carrier resulted in a refund totaling $5.5 million that was received in December 2012.

Net cash used in investing activities decreased to $21.4 million for the six months ended December 31, 2013 from $85.6 million for the six months ended December 31, 2012. This decrease is primarily due to cash used for the acquisition of UCS in July 2012 totaling $69.7 million (net of cash acquired totaling $0.7 million) offset by increased capital expenditures during the six months ended December 31, 2013. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.

Net cash used in financing activities was $0.4 million for the six months ended December 31, 2013 compared to net cash provided by financing activities of $49.6 million for the six months ended December 31, 2012. We borrowed $70.0 million to finance the UCS acquisition during the six months ended December 31, 2012. On December 4, 2012, we announced that our Board of Directors declared a special cash dividend of $1.00 per share on our common stock totaling approximately $35.2 million. The dividend was payable to shareholders of record as of December 14, 2012 and was paid on December 21, 2012. The funds for the dividend were initially borrowed from our revolving credit facility but were repaid before December 31, 2012 from cash received from customers related to storm activity.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
	(In millions)		(In millions)
Net income	$5.7	$23.6	$6.6	$32.9
Adjustments:
Interest expense	1.9	1.9	3.7	4.0
Income tax expense	3.8	13.9	3.9	20.1
Depreciation and amortization	10.1	11.1	20.1	21.5

EBITDA	$21.5	$50.5	$34.3	$78.5

EBITDA decreased 57.4% to $21.5 million for the three months ended December 31, 2013 from $50.5 million for the three months ended December 31, 2012. EBITDA decreased 56.3% to $34.3 million for the six months ended December 31, 2013 from $78.5 million for the six months ended December 31, 2012. The decreased EBITDA for the three and six months ended December 31, 2013 was primarily due to a significantly lower level of storm activity compared to the prior year periods.

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

Our revolving credit facility contains a number of other affirmative and restrictive covenants, including limitations on dissolutions, sales of assets, investments, and indebtedness and liens. The facility also includes a requirement that we maintain (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our revolving credit facility; measured on a trailing four-quarter basis), of no more than 4.00 to 1.00 as of the last day of each fiscal quarter, declining to 3.75 on June 30, 2014 and declining to 3.50 on September 30, 2014 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in our revolving credit facility) of at least 1.25 to 1.00. On December 17, 2013, we entered into an amendment to our revolving credit facility to restate the leverage covenant ratio to that set forth in the preceding sentence. Total costs associated with this amendment were approximately $419,000, which are capitalized and being amortized over the term of the debt using the effective interest method. At December 31, 2013, we were in compliance with such covenants with a fixed charge coverage ratio and a leverage ratio of 1.60 and 3.21, respectively. Our revolving credit facility contains a number of other affirmative and negative covenants, including limitations on dissolutions, sales of assets, investments, indebtedness and liens.

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

Letters of Credit

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. We use our revolving credit facility to issue letters of credit. At December 31, 2013, we had $4.0 million of standby letters of credit issued under our revolving credit facility primarily for insurance and bonding purposes. Our ability to obtain letters of credit under our revolving credit facility is conditioned on our continued compliance with the affirmative and negative covenants of our credit facility.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. At December 31, 2013, we had $124.8 million in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.

Pike Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.

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

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q, as well as information included in future filings by Pike Corporation with the Securities and Exchange Commission (the “SEC”) and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, certain “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such “forward-looking statements” include information relating to, among other matters, our future prospects, developments and business strategies for our operations. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company and the industry in which we operate and management’s beliefs and assumptions. Words such as “may,” “will,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “potential,” “project,” “continue,” “believe,” “seek,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among others, statements relating to:

•	our belief that there will be large and financially attractive projects to pursue in international markets over the next few years as developing regions install or develop their electric infrastructure, and that our reputation and experience combined with our broad platform of service offerings allow us to opportunistically bid on attractive international projects;

•	our expectation that, if diesel prices rise, our gross profit and operating income could be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers;

•	our expectation that the net amount of the existing losses in OCI at December 31, 2013 reclassified into net income over the next 12 months will be approximately $75,000;

•	our belief that the lawsuits, claims and other legal proceedings that arise in the ordinary course of business will not be expected to have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows;

•	our belief that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future;

•	our belief that any future indemnity claims against us would not have a material adverse effect on our financial position, results of operations or cash flows;

•	our belief that our experienced management team has positioned us to benefit from the substantial long-term growth drivers in our industry by leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utilities customers;

•	our belief that our acquisitions of Klondyke and Pine Valley allow us to continue to expand our engineering and construction services in the western United States and better compete in markets with unionized workforces;

•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our revolving credit facility will be adequate to meet our liquidity needs in the ordinary course of business for the foreseeable future;

•	our expectation that our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance and our belief that this is subject to a certain extent to general economic, financial, competitive, legislative, regulatory and other factors beyond our control;

•	the possibility that if we fail to comply with the covenants contained in our revolving credit facility, we may be unable to access our revolving credit facility upon which we depend for letters of credit and other short-term borrowings, and that this would have a negative impact on our liquidity and require us to obtain alternative short-term financing;

•	our belief that the financial institutions with whom we maintain substantially all of our cash investments are high credit quality financial institutions; and

•	our belief that it is unlikely that any material claims will be made under a letter of credit in the foreseeable future.

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

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation of Pike Corporation (Incorporated by reference to Exhibit 3.1 on our Current Report on Form 8-K filed November 6, 2013)

3.2	Amended and Restated Bylaws of Pike Corporation (Incorporated by reference to Exhibit 3.2 on our Current Report on Form 8-K filed November 6, 2013)

10.1	Global Amendment to Pike Corporation Equity Compensation Plans dated November 5, 2013 (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Financial statements (unaudited) from the Quarterly Report on Form 10-Q of Pike Corporation for the quarter ended December 31, 2013, filed on February 5, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE CORPORATION
(Registrant)

Date: February 5, 2014	By:	/s/ J. Eric Pike

J. Eric Pike
Chairman, Chief Executive Officer and President

Date: February 5, 2014	By:	/s/ Anthony K. Slater

Anthony K. Slater
Executive Vice President and Chief Financial Officer