Form 10-Q
period 2014-03-31
Pike Corp
filed 2014-05-06
CIK 1317577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-32582

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

As of April 30, 2014, there were 31,921,172 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PIKE CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PIKE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2014	June 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,770	$2,578
Accounts receivable, net	112,982	104,585
Costs and estimated earnings in excess of billings on uncompleted contracts	82,107	71,248
Inventories	14,672	14,396
Prepaid expenses and other	12,333	9,914
Deferred income taxes	7,480	8,720

Total current assets	233,344	211,441
Property and equipment, net	182,965	179,928
Goodwill	153,668	153,668
Other intangibles, net	69,309	74,841
Deferred loan costs, net	1,355	1,561
Other assets	2,989	2,335

Total assets	$643,630	$623,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,195	$33,500
Accrued compensation	25,893	30,468
Billings in excess of costs and estimated earnings on uncompleted contracts	10,627	6,235
Accrued expenses and other	8,358	5,908
Current portion of insurance and claim accruals	4,813	12,121

Total current liabilities	79,886	88,232
Revolving credit facility	237,500	221,000
Insurance and claim accruals, net of current portion	4,663	4,958
Deferred compensation	7,281	6,431
Deferred income taxes	56,902	58,402
Other liabilities	3,603	2,916
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 31,921 and 31,719 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	6,424	6,424
Additional paid-in capital	179,587	176,988
Accumulated other comprehensive loss, net of taxes	(133)	(47)
Retained earnings	67,917	58,470

Total shareholders’ equity	253,795	241,835

Total liabilities and shareholders’ equity	$643,630	$623,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenues	$207,583	$200,222	$611,749	$718,503
Cost of operations	181,337	175,177	534,695	597,302

Gross profit	26,246	25,045	77,054	121,201
General and administrative expenses	19,226	18,704	56,454	58,063
Gain on sale of property and equipment	(297)	(147)	(698)	(345)

Income from operations	7,317	6,488	21,298	63,483
Other expense (income):
Interest expense	2,185	1,679	5,903	5,686
Other, net	(6)	(5)	(250)	(30)

Total other expense	2,179	1,674	5,653	5,656

Income before income taxes	5,138	4,814	15,645	57,827
Income tax expense	2,310	2,121	6,198	22,250

Net income	$2,828	$2,693	$9,447	$35,577

Earnings per share:
Basic	$0.09	$0.08	$0.30	$1.01

Diluted	$0.09	$0.08	$0.29	$1.01

Weighted average shares used in computing earnings per share:
Basic	31,869	35,219	31,802	35,132

Diluted	32,265	35,663	32,163	35,363

Dividends per share:	$—	$—	$—	$1.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income	$2,828	$2,693	$9,447	$35,577
Other comprehensive income (loss):
Interest rate cash flow hedges:
Change in fair value arising during the period, net of income taxes of ($37), ($21), ($125) and ($110), respectively	(58)	(33)	(194)	(172)
Less: reclassification adjustments included in net income, net of income taxes of $24, $20, $69 and $31, respectively	38	30	108	48

Total other comprehensive loss	(20)	(3)	(86)	(124)

Comprehensive income	$2,808	$2,690	$9,361	$35,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$9,447	$35,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,865	31,351
Non-cash interest expense	816	747
Deferred income taxes	(118)	(2,696)
Gain on sale of property and equipment	(698)	(345)
Equity compensation expense	2,811	2,659
Excess tax benefit from stock-based compensation	(123)	—
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(19,256)	(15,330)
Inventories, prepaid expenses and other	(3,625)	1,515
Insurance and claim accruals	(7,603)	3,411
Accounts payable and other	167	8,965

Net cash provided by operating activities	11,683	65,854
Cash flows from investing activities:
Purchases of property and equipment	(29,548)	(27,593)
Business acquisition, net	—	(69,654)
Proceeds from sale of property and equipment	3,152	2,667

Net cash used in investing activities	(26,396)	(94,580)
Cash flows from financing activities:
Borrowings under revolving credit facility	148,000	249,500
Repayments under revolving credit facility	(131,500)	(181,500)
Stock option and employee stock purchase activity, net	(299)	396
Special cash dividend declared and paid	—	(35,164)
Excess tax benefit from stock-based compensation	123	—
Deferred loan costs	(419)	(137)

Net cash provided by financing activities	15,905	33,095

Net increase in cash and cash equivalents	1,192	4,369
Cash and cash equivalents beginning of year	2,578	1,601

Cash and cash equivalents end of period	$3,770	$5,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended March 31, 2014 and 2013

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

We are one of the largest providers of construction and engineering services for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from a specialty non-unionized contractor for electric utilities focused on the distribution sector in the southeastern United States to one of the nation’s largest specialty construction and engineering firms servicing over 300 customers. Our comprehensive suite of energy and communication solutions includes facilities planning and siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems, including renewables (primarily ground-based), utility-grade solar construction projects and storm-related services. As a result of the acquisition of Synergetic Design Holdings, Inc. and its subsidiary UC Synergetic, Inc. (together “UCS”) expanding the size and scope of our engineering business, we decided in the first quarter of fiscal 2013 to change our reportable segments. As a result of these changes, we operated our business as two reportable segments: Construction and All Other Operations. On January 1, 2014, as part of the integration of our engineering businesses, Synergetic Design Holdings, Inc. merged with and into Pike Enterprises, Inc., a wholly-owned subsidiary of the Company, and UC Synergetic, Inc. merged with and into Pike Energy Solutions, LLC, the surviving entity of which was named UC Synergetic, LLC. In order to properly align our segments with our current financial reporting structure, we changed the name of our All Other Operations segment to Engineering. Prior year segment information has been revised to conform to the current-year presentation. See Note 14 for further information on our segments.

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

The table below sets forth our revenues by category of service for the periods indicated:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
Core services	$173,863	83.8%	$174,756	87.3%	$551,826	90.2%	$559,836	77.9%
Storm-related services	33,720	16.2%	25,466	12.7%	59,923	9.8%	158,667	22.1%

Total	$207,583	100.0%	$200,222	100.0%	$611,749	100.0%	$718,503	100.0%

3.	Acquisitions

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

The intangible assets recognized are attributable to customer relationships totaling $34,000, non-compete agreements with the seller totaling $1,800 and a trademark totaling $4,000, and are being amortized over twelve, three and twenty years, respectively. The allocation of the purchase price, which primarily used a discounted cash flow approach with respect to identified intangible assets, was based upon Level 3 fair value inputs and a discount rate consistent with the inherent risk of each of the acquired assets. The goodwill recognized is attributable primarily to expected synergies and $5,357 is deductible for tax purposes.

The financial results of the operations of UCS have been included in our consolidated financial statements since the date of its acquisition, July 2, 2012.

4.	Assets Held For Sale

Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market. Assets held for sale totaled $261 and $175 at March 31, 2014 and June 30, 2013, respectively, and are included in prepaid expenses and other in the condensed consolidated balance sheets. All of the assets held for sale at March 31, 2014 are expected to be sold in the next 12 months.

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

Effective January 2013, we entered into an interest rate swap agreement (the “January 2013 Swap”) with a notional amount of $10,000 to help manage a portion of our interest risk related to our floating-rate debt. Under the January 2013 Swap, we pay a fixed rate of 0.42% and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The January 2013 Swap qualified for hedge accounting and is designated as a cash flow hedge. There was no hedge ineffectiveness for the January 2013 Swap for the three and nine months ended March 31, 2014 and 2013. The swap will expire in June 2015.

Effective December 2012, we entered into two interest rate swap agreements (the “December 2012 Swaps”), with notional amounts of $10,000 and $25,000, respectively, to help manage a portion of our interest risk related to our floating-rate debt. Under the December 2012 Swaps, we pay fixed rates of 0.42% and 0.45%, respectively, and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The December 2012 Swaps qualified for hedge accounting and are designated as cash flow hedges. There was no hedge ineffectiveness for the December 2012 Swaps for the three and nine months ended March 31, 2014 and 2013. These swaps will expire in June 2015.

Effective September 2012, we entered into two interest rate swap agreements (the “September 2012 Swaps”), each with notional amounts of $25,000, to help manage a portion of our interest risk related to our floating-rate debt. Under the September 2012 Swaps, we pay fixed rates of 0.40% and 0.42%, respectively, and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The September 2012 Swaps qualified for hedge accounting and are designated as cash flow hedges. There was no hedge ineffectiveness for the September 2012 Swaps for the three and nine months ended March 31, 2014 and 2013. These swaps will expire in February and March 2015, respectively.

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

We periodically enter into diesel fuel swaps to manage our exposure to diesel price volatility. At March 31, 2014, we had economically hedged approximately 51% of our next 12 months of projected diesel fuel purchases at prices ranging from $3.80 to $3.99 per gallon at a weighted-average price of $3.90 per gallon. We are not currently utilizing hedge accounting for any active diesel fuel derivatives and, accordingly, changes in the fair value of the diesel fuel swaps are recognized in the condensed consolidated statements of income.

Balance Sheet and Statement of Income Information

The fair value of derivatives at March 31, 2014 and June 30, 2013 is summarized below:

		Asset Derivatives at March 31, 2014			Liability Derivatives at March 31, 2014
	Balance Sheet Location	Gross Fair Value of Recognized Assets	Gross Fair Value Offset	Net Fair Value	Gross Fair Value of Recognized Liabilities	Gross Fair Value Offset	Net Fair Value
Derivatives designated as hedging instruments:

Interest rate swaps	Accrued expenses and other	$—	$—	$—	$(219)	$—	$(219)

Total derivatives designated as hedging instruments		$—	$—	$—	$(219)	$—	$(219)

Derivatives not designated as hedging instruments:

Diesel fuel swaps	Accrued expenses and other	$54	$(54)	$—	$(88)	$54	$(34)

Total derivatives not designated as hedging instruments		$54	$(54)	$—	$(88)	$54	$(34)

Total derivatives		$54	$(54)	$—	$(307)	$54	$(253)

		Asset Derivatives at June 30, 2013			Liability Derivatives at June 30, 2013
	Balance Sheet Location	Gross Fair Value of Recognized Assets	Gross Fair Value Offset	Net Fair Value	Gross Fair Value of Recognized Liabilities	Gross Fair Value Offset	Net Fair Value
Derivatives designated as hedging instruments:

Interest rate swaps	Accrued expenses and other	$—	$—	$—	$(77)	$—	$(77)

Total derivatives designated as hedging instruments		$—	$—	$—	$(77)	$—	$(77)

Derivatives not designated as hedging instruments:

Diesel fuel swaps	Accrued expenses and other	$22	$(22)	$—	$(316)	$22	$(294)

Total derivatives not designated as hedging instruments		$22	$(22)	$—	$(316)	$22	$(294)

Total derivatives		$22	$(22)	$—	$(393)	$22	$(371)

The effects of derivative instruments on the condensed consolidated statements of income for the three and nine months ended March 31, 2014 and 2013 are summarized in the following tables:

Derivatives designated as cash flow hedging instruments:

			Location of Loss	Amount of Loss
	Amount of Loss		Reclassified from	Reclassified from
	Recognized in OCI		Accumulated OCI into	Accumulated OCI into
	(Effective Portion)		Earnings	Earnings
Three Months Ended March 31,	2014	2013		2014	2013
Interest rate swaps (1)	$(20)	$(3)	Interest expense	$(38)	$(30)

Total	$(20)	$(3)		$(38)	$(30)

Nine Months Ended March 31,	2014	2013		2014	2013
Interest rate swaps (1)	$(86)	$(124)	Interest expense	$(108)	$(48)

Total	$(86)	$(124)		$(108)	$(48)

(1)	Net of income tax.

Derivatives not designated as cash flow hedging instruments:

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss)
	in Earnings	Recognized in Earnings
Three Months Ended March 31,		2014	2013
Diesel fuel swaps	Cost of operations	$(265)	$328

Total		$(265)	$328

Nine Months Ended March 31,		2014	2013
Diesel fuel swaps	Cost of operations	$260	$1,789

Total		$260	$1,789

Accumulated OCI

For the interest rate swaps, the following table summarizes the net derivative losses, net of taxes, deferred into accumulated OCI and reclassified to income for the periods indicated below.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net accumulated derivative loss deferred at beginning of period	$(113)	$(121)	$(47)	$—
Changes in fair value	(58)	(33)	(194)	(172)
Reclassification to net income	38	30	108	48

Net accumulated derivative loss deferred at end of period	$(133)	$(124)	$(133)	$(124)

The estimated net amount of the existing losses in OCI at March 31, 2014 expected to be reclassified into net income over the next 12 months is approximately $133. This amount was computed using the fair value of the cash flow hedges at March 31, 2014 and will differ from actual reclassifications from OCI to net income during the next 12 months.

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

Our revolving credit facility contains a number of other affirmative and restrictive covenants, including limitations on dissolutions, sales of assets, investments, and indebtedness and liens. On December 17, 2013, we entered into an amendment to our revolving credit facility to restate the leverage covenant ratio. Total costs associated with this amendment were approximately $419, which are capitalized and being amortized over the term of the debt using the effective interest method. Our revolving credit facility includes a requirement that we maintain (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our revolving credit facility; measured on a trailing four-quarter basis), of no more than 4.00 to 1.00 as of the last day of each fiscal quarter, declining to 3.75 on June 30, 2014 and declining to 3.50 on September 30, 2014 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in our revolving credit facility) of at least 1.25 to 1.00.

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

At March 31, 2014, we had $237,500 in borrowings and our availability under our revolving credit facility was $33,500 (after giving effect to $4,000 of outstanding standby letters of credit).

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

At March 31, 2014, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge our exposure to interest rate fluctuations and a portion of our diesel fuel costs. These derivative instruments currently consist of swaps only. See Note 5 for further information on our derivative instruments and hedging activities.

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

At March 31, 2014 and June 30, 2013, the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

	March 31,
Description	2014	Level 1	Level 2	Level 3
Liability:
Diesel fuel swap agreements	$(34)	$—	$(34)	$—
Interest rate swap agreements	(219)	—	(219)	—

Total	$(253)	$—	$(253)	$—

Description	June 30, 2013	Level 1	Level 2	Level 3
Liability:
Diesel fuel swap agreements	$(294)	$—	$(294)	$—
Interest rate swap agreements	(77)	—	(77)	—

Total	$(371)	$—	$(371)	$—

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

Compensation expense related to stock-based compensation plans was $873 and $988 for the three months ended March 31, 2014 and 2013, respectively, and $2,811 and $2,659 for the nine months ended March 31, 2014 and 2013, respectively. The income tax benefit recognized for stock-based compensation arrangements was $341 and $386 for the three months ended March 31, 2014 and 2013, respectively, and $1,098 and $1,039 for the nine months ended March 31, 2014 and 2013, respectively.

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

In assessing the value of deferred tax assets, we consider whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, we provide a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value, if applicable. We have concluded that no valuation allowance is required for deferred tax assets at March 31, 2014 and June 30, 2013, respectively.

Effective income tax rates of 45.0% and 44.1% for the three months ended March 31, 2014 and 2013, respectively, and 39.6% and 38.5% for the nine months ended March 31, 2014 and 2013, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including changes in permanent differences primarily related to the Internal Revenue Code Section 199 deduction and Internal Revenue Code Section 162(m) deduction limitations for compensation, meals and entertainment, state income and gross margin taxes and the relative size of our consolidated income before income taxes. In addition, North Carolina enacted new legislation on July 23, 2013, which will lower its corporate tax rate in 2014 and again in 2015. Accordingly, we recognized the income tax accounting effects of the changes in North Carolina’s tax rates during the nine months ended March 31, 2014.

11.	Earnings Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Basic:
Net income	$2,828	$2,693	$9,447	$35,577

Weighted average common shares	31,869	35,219	31,802	35,132

Basic earnings per share	$0.09	$0.08	$0.30	$1.01

Diluted:
Net income	$2,828	$2,693	$9,447	$35,577

Weighted average common shares	31,869	35,219	31,802	35,132
Potential common stock arising from stock options and restricted stock	396	444	361	231

Weighted average common shares—diluted	32,265	35,663	32,163	35,363

Diluted earnings per share	$0.09	$0.08	$0.29	$1.01

Outstanding options and restricted stock awards equivalent to 1,523 and 1,516 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively, and 1,557 and 2,260 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended March 31, 2014 and 2013, respectively, because their effect would have been anti-dilutive.

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

Legal Proceedings

We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, (i) compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract or property damages, (ii) punitive damages, civil penalties or other damages, or (iii) injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue an expense when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of March 31, 2014, we had $118,357 in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.

Collective Bargaining Agreements

Several of our subsidiaries are party to collective bargaining agreements with unions representing craftworkers performing field construction operations. The collective bargaining agreements expire at various times and have typically been renegotiated and renewed on terms similar to the ones contained in the expiring agreements. The agreements require those subsidiaries to pay specified wages, provide certain benefits to their respective union employees and contribute certain amounts to multi-employer pension plans and employee benefit trusts. A subsidiary’s multi-employer pension plan contribution rates generally are specified in the collective bargaining agreements (usually on an annual basis), and contributions are made to the plans on a “pay-as-you-go” basis based on such subsidiary’s union employee payrolls, which cannot be determined for future periods because of the location and number of union employees that any such subsidiary employs at any given time and the plans in which it may participate vary depending on the projects it has ongoing at any time and the need for union resources in connection with those projects. If any of these subsidiaries withdrew from, or otherwise terminated its participation in, one or more multi-employer pension plans or if the plans were to otherwise become underfunded, such subsidiary could be assessed liabilities for additional contributions related to the underfunding of these plans. We are not aware of any amounts of withdrawal liability that have been incurred as a result of a withdrawal by any of our subsidiaries from any multi-employer defined benefit pension plans.

Indemnities

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of March 31, 2014, we do not believe that any future indemnity claims against us would have a material adverse effect on our financial position, results of operations or cash flows.

14.	Business Segment Information

As a result of the acquisition of UCS expanding the size and scope of our engineering business, we decided in the first quarter of fiscal 2013 to change our reportable segments. Prior to December 31, 2013, our operations were managed in four business units, which were shown as two reportable segments for financial reporting purposes: Construction and All Other Operations. These segments were organized principally by service category. Each segment had its own management that was responsible for the operations of the segment’s businesses. On January 1, 2014, as a result of the merger of UC Synergetic, Inc. into Pike Energy Solutions, LLC discussed in Note 2, changes in management reflecting sole leadership over the combined engineering entity, and in order to properly align our segments with our current financial reporting structure, we changed the name of our All Other Operations segment to Engineering and will manage our operations as two business units. Prior year segment information has been revised to conform to the current-year presentation.

The types of services from which each reportable segment derives its revenues are as follows:

•	Construction includes installation, maintenance and repair of power delivery systems, including storm restoration services. The Construction segment accounted for 81% and 83% of consolidated revenue for the three months ended March 31, 2014 and 2013, respectively, and 83% of consolidated revenue for the nine months ended March 31, 2014 and 2013.

•	Engineering includes siting, permitting, engineering and design of power and communication delivery systems, including storm assessment and inspection services.

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

	Three Months Ended
	March 31, 2014
	Construction	Engineering	Other	Total
Core services	$136,854	$42,767	$—	$179,621
Less: Intersegment revenues	(196)	(5,562)	—	(5,758)

Core services, net	136,658	37,205	—	173,863
Storm-related services	32,074	1,646	—	33,720

Revenues, net	$168,732	$38,851	$—	$207,583
Income (loss) from operations	$6,247	$1,178	$(108)	$7,317
Depreciation and amortization	$8,515	$1,268	$—	$9,783
Purchases of property and equipment	$5,841	$329	$—	$6,170

	Three Months Ended
	March 31, 2013
	Construction	Engineering	Other	Total
Core services	$143,215	$40,530	$—	$183,745
Less: Intersegment revenues	(531)	(8,458)	—	(8,989)

Core services, net	142,684	32,072	—	174,756
Storm-related services	24,034	1,432	—	25,466

Revenues, net	$166,718	$33,504	$—	$200,222
Income (loss) from operations	$5,246	$1,344	$(102)	$6,488
Depreciation and amortization	$8,558	$1,341	$—	$9,899
Purchases of property and equipment	$9,747	$142	$—	$9,889

	Nine Months Ended
	March 31, 2014
	Construction	Engineering	Other	Total
Core services	$447,743	$130,463	$—	$578,206
Less: Intersegment revenues	(326)	(26,054)	—	(26,380)

Core services, net	447,417	104,409	—	551,826
Storm-related services	57,527	2,396	—	59,923

Revenues, net	$504,944	$106,805	$—	$611,749
Income (loss) from operations	$19,245	$2,354	$(301)	$21,298
Depreciation and amortization	$25,990	$3,875	$—	$29,865
Purchases of property and equipment	$28,968	$580	$—	$29,548

	Nine Months Ended
	March 31, 2013
	Construction	Engineering	Other	Total
Core services	$449,634	$140,843	$—	$590,477
Less: Intersegment revenues	(769)	(29,872)	—	(30,641)

Core services, net	448,865	110,971	—	559,836
Storm-related services	149,629	9,038	—	158,667

Revenues, net	$598,494	$120,009	$—	$718,503
Income (loss) from operations	$60,153	$5,306	$(1,976)	$63,483
Depreciation and amortization	$27,307	$4,044	$—	$31,351
Purchases of property and equipment	$26,904	$689	$—	$27,593

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

Overview

We are one of the largest providers of construction and engineering services for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from a specialty non-unionized contractor for electric utilities focused on the distribution sector in the southeastern United States to one of the nation’s largest specialty construction and engineering firms servicing over 300 customers. Leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utility customers, we believe that our experienced management team has positioned us to benefit from the substantial long-term growth drivers in our industry.

Over the past few years, we have reshaped our business platform and service territory significantly from being a distribution construction company based primarily in the southeastern United States to a national energy and communications solutions provider. We have done this organically and through strategic acquisitions of companies with complementary service offerings and geographic footprints. Our acquisition of Shaw Energy Delivery Services, Inc. on September 1, 2008 expanded our operations into engineering, design, procurement and construction management services, including in the renewable energy arena, and significantly enhanced our substation and transmission construction capabilities. This acquisition also extended our geographic presence across the continental United States. Our acquisition of Facilities Planning & Siting, PLLC on June 30, 2009 enabled us to provide siting and planning services to our customers, which positions us to be involved at the conceptual stage of our customers’ projects. On June 30, 2010, we acquired Klondyke Construction LLC (“Klondyke”), based in Phoenix, Arizona, which complemented our existing engineering and design capabilities with construction services related to substation, transmission and renewable energy infrastructure. Our August 1, 2011 acquisition of Pine Valley Power, Inc. (“Pine Valley”), located near Salt Lake City, Utah, further strengthened our substation, transmission and distribution construction service capabilities in the western United States. We believe that our acquisitions of Klondyke and Pine Valley allow us to continue to expand our engineering and construction services in the western United States and better compete in markets with unionized workforces. Our July 2, 2012 acquisition of Synergetic Design Holdings, Inc. and its subsidiary, UC Synergetic, Inc. (together “UCS”), headquartered in Charlotte, North Carolina, significantly expanded our ability to provide outsourced engineering and design services for distribution powerline, transmission and substation projects and other technical services to our customers and is consistent with our long-term growth strategy. The UCS acquisition also added new engineering and design services for the communications industry as well as storm assessment and inspection services. UCS’s engineering capabilities complement our existing portfolio of companies, add scale and extend our footprint into the Northeast and Midwest.

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

Results of Operations

The following table sets forth selected statements of income data as approximate percentages of revenues for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenues:
Core services	83.8%	87.3%	90.2%	77.9%
Storm-related services	16.2%	12.7%	9.8%	22.1%

Total	100.0%	100.0%	100.0%	100.0%
Cost of operations	87.4%	87.5%	87.4%	83.1%

Gross profit	12.6%	12.5%	12.6%	16.9%
General and administrative expenses	9.3%	9.3%	9.2%	8.1%
Gain on sale of property and equipment	-0.2%	-0.1%	-0.1%	-0.1%

Income from operations	3.5%	3.3%	3.5%	8.9%
Interest expense and other, net	1.0%	0.8%	1.0%	0.8%

Income before income taxes	2.5%	2.5%	2.5%	8.1%
Income tax expense	1.1%	1.1%	1.0%	3.1%

Net income	1.4%	1.4%	1.5%	5.0%

Consolidated Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues. Revenues increased 4%, or $7.4 million, to $207.6 million for the three months ended March 31, 2014 from $200.2 million for the three months ended March 31, 2013. The increase was attributable to an $8.2 million increase in storm-related revenues and a $0.8 million decrease in core revenue. Our core business decline also reflects significantly lower solar construction revenues in California as compared to the same quarter in the prior year.

Our storm-related revenues are highly volatile and unpredictable. For the three months ended March 31, 2014, storm-related revenues totaled $33.8 million. For the three months ended March 31, 2013, storm-related revenues totaled $25.5 million.

Gross Profit. Gross profit increased 5%, or $1.2 million, to $26.2 million for the three months ended March 31, 2014 from $25.0 million for the three months ended March 31, 2013. Gross profit as a percentage of revenues increased to 12.6% for the three months ended March 31, 2014 from 12.5% for the same period in the prior year. Our storm restoration services typically generate a higher profit margin than core services. During a storm response, our storm-assigned crews and equipment are fully utilized. In addition, the overtime typically worked on storm events lowers the ratio of fixed costs to revenue. Storm gross profit margins can vary greatly depending on the geographic area, customer and amount of overtime worked.

General and Administrative Expenses. General and administrative expenses marginally increased to $19.2 million for the three months ended March 31, 2014 from $18.7 million for the three months ended March 31, 2013. As a percentage of revenues, general and administrative expenses were 9.3% for the three months ended March 31, 2014 and 2013. The increase in general and administrative expenses was primarily due to additional infrastructure costs associated with expansion of our communication engineering business with an existing customer during the three months ended March 31, 2014 compared to the same period in the prior year.

Income Tax Expense. Income tax expense was $2.3 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively. Effective income tax rates of 45.0% and 44.1% for the three months ended March 31, 2014 and 2013, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including changes in permanent differences primarily related to the Internal Revenue Code Section 199 deduction and Internal Revenue Code Section 162(m) deduction limitations for compensation, meals and entertainment, state income and gross margin taxes and the relative size of our consolidated income before income taxes.

Operating Results by Segment – Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Construction

	Three Months Ended March 31,
	2014	2013	% Change
	(In millions)
Construction revenues	$168.9	$167.2
Intersegment eliminations	(0.2)	(0.5)

Total revenues, net	$168.7	$166.7	1.2%
Segment income from operations	$6.2	$5.2	19.2%

Revenues. Construction revenues increased 1.2%, or $2.0 million, to $168.7 million for the three months ended March 31, 2014 from $166.7 million for the three months ended March 31, 2013.

The following table contains supplemental information on construction revenue and percentage changes by category for the periods indicated:

	Three Months Ended March 31,
Category of Revenues	2014	2013	% Change
	(In millions)
Distribution and other	$98.3	$104.7	-6.1%
Transmission and substation	38.3	38.0	0.8%

Total core revenue	136.6	142.7	-4.2%
Storm restoration services	32.1	24.0	33.8%

Total	$168.7	$166.7	1.2%

•	Distribution and Other Revenues. Our combined revenues for overhead and underground distribution services and other revenue decreased 6.1% from the prior year period. Our distribution services experienced a decrease in the current period due to more storm restoration revenues compared to the same period in the prior year, as storm restoration work generally diverts man-hours from core work. In addition, our distribution and other revenues were negatively impacted by lower volume large solar construction projects in California during the three months ended March 31, 2014.

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

Other revenues in this category include primarily solar construction projects in California.

•	Transmission and Substation Revenues. Transmission and substation revenues increased 0.8% from the prior year period. A significant amount of our transmission and substation projects are fixed price, site specific projects and revenues can vary based on start dates of the projects and mobilization time. Growth for the three months ended March 31, 2014 was primarily related to our transmission and substation services added in the western United States. The substation construction market remains very competitive especially in the southeastern United States.

Segment Income from Operations. Segment income from operations increased 19.2% to $6.2 million for the three months ended March 31, 2014 from $5.2 million for the three months ended March 31, 2013. Segment income from operations as a percentage of revenues increased to 3.7% for the three months ended March 31, 2014 from 3.1% for the same period in the prior year. Segment income from operations during the three months ended March 31, 2013 was negatively impacted as a result of tool purchases related to the physical expansion of our motorized fleet at Pine Valley. We were negatively impacted by the mark-to-market adjustment for diesel fuel during the three months ended March 31, 2014 that caused a $0.3 million increase in our cost of operations. We benefited from the mark-to-market adjustment for diesel fuel during the three months ended March 31, 2013 that provided a $0.3 million decrease in our cost of operations.

Engineering

	Three Months Ended March 31,
	2014	2013	% Change
	(In millions)
Engineering core revenues	$42.8	$40.6
Intersegment eliminations	(5.6)	(8.5)

Total core revenues, net	$37.2	$32.1	15.9%
Storm assessment and inspection revenue	1.7	1.4

Total revenues, net	$38.9	$33.5	16.1%
Segment income from operations	$1.2	$1.3	-7.7%

Revenues. Engineering revenues increased 16.1%, or $5.4 million, to $38.9 million for the three months ended March 31, 2014 from $33.5 million for the three months ended March 31, 2013. Engineering revenues benefited from increased growth in our communication engineering business with an existing customer in the southeastern United States. In addition, engineering revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues. Material procurement services, if they are provided, are typically on our engineering, procurement and construction (“EPC”) projects that are administered by engineering. As a result, our revenue will fluctuate due to the level of material procurement associated with our EPC projects.

Segment Income from Operations. Segment income from operations decreased 7.7% to $1.2 million for the three months ended March 31, 2014 from $1.3 million for the three months ended March 31, 2013. Segment income from operations as a percentage of revenues decreased to 3.1% for the three months ended March 31, 2014 from 3.9% for the same period in the prior year. Our segment income from operations was negatively impacted from increased non-productive start-up time incurred on additional new large communication engineering projects with an existing customer during the three months ended March 31, 2014.

Consolidated Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

Revenues. Revenues decreased 15%, or $106.8 million, to $611.7 million for the nine months ended March 31, 2014 from $718.5 million for the nine months ended March 31, 2013. The decrease was attributable to a $98.8 million decrease in storm-related revenues and an $8.0 million decrease in core revenue, including significantly lower solar construction revenues in California as compared to the same period in the prior year. Our Tanzania project, which was substantially complete as of December 31, 2012, provided no revenues during the nine months ended March 31, 2014 compared to $6.3 million for the nine months ended March 31, 2013.

Our storm-related revenues are highly volatile and unpredictable. For the nine months ended March 31, 2014, storm-related revenues totaled $59.9 million. For the nine months ended March 31, 2013, storm-related revenues totaled $158.7 million, which included Hurricane Issac and Hurricane Sandy.

Gross Profit. Gross profit decreased 36.4%, or $44.1 million, to $77.1 million for the nine months ended March 31, 2014 from $121.2 million for the nine months ended March 31, 2013. Gross profit as a percentage of revenues decreased to 12.6% for the nine months ended March 31, 2014 from 16.9% for the same period in the prior year. Our gross profit was negatively impacted by a significantly lower mix of storm revenue. Our storm restoration services typically generate a higher profit margin than core services. During a storm response, our storm-assigned crews and equipment are fully utilized. In addition, the overtime typically worked on storm events lowers the ratio of fixed costs to revenue. Storm gross profit margins can vary greatly depending on the geographic area, customer mix and amount of overtime worked. In addition, we experienced losses on five specific jobs in California for two customers at our western subsidiary companies for the three months ended September 30, 2013, which had a negative impact on our gross profit during the nine months ended March 31, 2014.

General and Administrative Expenses. General and administrative expenses decreased 3% to $56.5 million for the nine months ended March 31, 2014 from $58.1 million for the nine months ended March 31, 2013. As a percentage of revenues, general and administrative expenses increased to 9.2% for the nine months ended March 31, 2014 from 8.1% for the same period in the prior year. The decrease in general and administrative expenses was primarily due to significantly more incentive bonuses accrued for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2014.

Interest Expense. Interest expense increased 4% to $5.9 million for the nine months ended March 31, 2014 from $5.7 million for the nine months ended March 31, 2013. The increase is attributable to additional interest expense for the nine months ended March 31, 2014 from interest rate swap agreements entered into during the nine months ended March 31, 2013 and reflects a full period of interest for the nine months ended March 31, 2014. See Note 5, “Derivative Instruments and Hedging Activities,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for further information on our interest rate swap agreements.

Income Tax Expense. Income tax expense was $6.2 million and $22.3 million for the nine months ended March 31, 2014 and 2013, respectively. Effective income tax rates of 39.6% and 38.5% for the nine months ended March 31, 2014 and 2013, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including changes in permanent differences primarily related to the Internal Revenue Code Section 199 deduction and Internal Revenue Code Section 162(m) deduction limitations for compensation, meals and entertainment, state income and gross margin taxes and the relative size of our consolidated income before income taxes. In addition, North Carolina enacted new legislation on July 23, 2013, which will lower its corporate tax rate in 2014 and again in 2015. Accordingly, we recognized the income tax accounting effects of the changes in North Carolina’s tax rates during the nine months ended March 31, 2014.

Operating Results by Segment – Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

Construction

	Nine Months Ended March 31,
	2014	2013	% Change
	(In millions)
Construction revenues	$505.2	$599.3
Intersegment eliminations	(0.3)	(0.8)

Total revenues, net	$504.9	$598.5	-15.6%
Segment income from operations	$19.2	$60.2	-68.1%

Revenues. Construction revenues decreased 15.6%, or $93.6 million, to $504.9 million for the nine months ended March 31, 2014 from $598.5 million for the nine months ended March 31, 2013.

The following table contains supplemental information on construction revenue and percentage changes by category for the periods indicated:

	Nine Months Ended March 31,
Category of Revenues	2014	2013	% Change
	(In millions)
Distribution and other	$326.6	$336.9	-3.1%
Transmission and substation	120.8	112.0	7.9%

Total core revenue	447.4	448.9	-0.3%
Storm restoration services	57.5	149.6	-61.6%

Total	$504.9	$598.5	-15.6%

•	Distribution and Other Revenues. Our combined revenues for overhead and underground distribution services and other revenue decreased 3.1% from the prior year period. Our distribution services experienced an increase in the current period due to significantly less storm restoration revenues compared to the same period in the prior year, as storm restoration work generally diverts man-hours from core work. This increase was more than offset by lower volume large solar construction projects in California during the nine months ended March 31, 2014 as compared to the same period in the prior year. In addition, there were no Tanzania project revenues for the nine months ended March 31, 2014 compared to $6.3 million for the nine months ended March 31, 2013 due to substantial completion of this project at December 31, 2012.

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

Other revenues in this category include primarily solar construction projects in California.

•	Transmission and Substation Revenues. Transmission and substation revenues increased 7.9% from the prior year period. A significant amount of our transmission and substation projects are fixed price, site specific projects and revenues can vary based on start dates of the projects and mobilization time. Growth for the nine months ended March 31, 2014 is primarily related to our transmission and substation services added in the western United States. The substation construction market remains very competitive especially in the southeastern United States.

Segment Income from Operations. Segment income from operations decreased 68.1% to $19.2 million for the nine months ended March 31, 2014 from $60.2 million for the nine months ended March 31, 2013. Segment income from operations as a percentage of revenues decreased to 3.8% for the nine months ended March 31, 2014 from 10.1% for the same period in the prior year. Segment income from operations was negatively impacted from the factors discussed above under “Gross Profit” with respect to the nine months ended March 31, 2014. We benefited from a mark-to-market adjustment on our diesel hedging program that provided a $0.3 million and $1.8 million decrease in our cost of operations during the nine months ended March 31, 2014 and 2013, respectively.

Engineering

	Nine Months Ended March 31,
	2014	2013	% Change
	(In millions)
Engineering core revenues	$130.5	$140.9
Intersegment eliminations	(26.1)	(29.9)

Total core revenues, net	$104.4	$111.0	-5.9%
Storm assessment and inspection revenue	2.4	9.0

Total revenues, net	$106.8	$120.0	-11.0%
Segment income from operations	$2.4	$5.3	-54.7%

Revenues. Engineering revenues decreased 11.0%, or $13.2 million, to $106.8 million for the nine months ended March 31, 2014 from $120.0 million for the nine months ended March 31, 2013. Engineering revenues were negatively impacted by less storm assessment and inspection revenues compared to the same period in the prior year. In addition, engineering revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues. Material procurement services, if they are provided, are typically on our EPC projects that are administered by engineering. As a result, our revenue will fluctuate due to the level of material procurement associated with our EPC projects.

Segment Income from Operations. Segment income from operations decreased 54.7% to $2.4 million for the nine months ended March 31, 2014 from $5.3 million for the nine months ended March 31, 2013. Segment income from operations as a percentage of revenues decreased to 2.2% for the nine months ended March 31, 2014 from 4.4% for the same period in the prior year. Segment income from operations was negatively impacted by a significantly lower mix of storm assessment and inspection revenue compared to the prior year period and specific project-related receivable reserves totaling approximately $1.4 million adjusted for one customer as part of our on-going collection efforts.

Liquidity and Capital Resources

Our primary cash needs have been for working capital, capital expenditures, payments under our revolving credit facility and acquisitions. Our primary sources of cash for the nine months ended March 31, 2014 and 2013 were through borrowings from our revolving credit facility and cash from operations. At March 31, 2014, we had $23.7 million in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts from storm-related jobs. At March 31, 2013, we had $22.2 million in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts from storm-related jobs.

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

At March 31, 2014, we had $237.5 million in borrowings, and availability under our revolving credit facility was $33.5 million (after giving effect to $4.0 million of outstanding standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our revolving credit facility, which are addressed below.

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

Changes in Cash Flows

	Nine Months Ended March 31,
	2014	2013
	(In millions)
Net cash provided by operating activities	$11.7	$65.9
Net cash used in investing activities	$(26.4)	$(94.6)
Net cash provided by financing activities	$15.9	$33.1

Net cash provided by operating activities was $11.7 million for the nine months ended March 31, 2014 compared to $65.9 million for the nine months ended March 31, 2013. The decrease in operating cash flows was primarily due to timing of working capital requirements and the significant decrease in income related to lower storm activity during the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013.

We made a payment to the commercial insurance carrier that administers our partially self-insured individual workers’ compensation, vehicle and general liability insurance programs for retrospective premium payment adjustments of $1.6 million in July 2013, which is included in net cash provided by operating activities for the nine months ended March 31, 2014. These payments are included in changes in insurance and claim accruals. Retrospective adjustments have historically been prepared annually on a “paid-loss” basis by our commercial insurance carrier. The last retrospective premium payment adjustment from our commercial insurance carrier resulted in a refund totaling $5.5 million that was received in December 2012.

Net cash used in investing activities decreased to $26.4 million for the nine months ended March 31, 2014 from $94.6 million for the nine months ended March 31, 2013. This decrease is primarily due to cash used for the acquisition of UCS in July 2012 totaling $69.7 million (net of cash acquired totaling $0.7 million) offset by increased capital expenditures during the nine months ended March 31, 2014. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.

Net cash provided by financing activities was $15.9 million for the nine months ended March 31, 2014 compared to $33.1 million for the nine months ended March 31, 2013. We borrowed $70.0 million to finance the UCS acquisition during the nine months ended March 31, 2013. On December 4, 2012, we announced that our Board of Directors declared a special cash dividend of $1.00 per share on our common stock totaling approximately $35.2 million. The dividend was payable to shareholders of record as of

December 14, 2012 and was paid on December 21, 2012. The funds for the dividend were initially borrowed from our revolving credit facility but were repaid before December 31, 2012 from cash received from customers related to storm activity.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(In millions)		(In millions)
Net income	$2.8	$2.7	$9.4	$35.6
Adjustments:
Interest expense	2.2	1.7	5.9	5.7
Income tax expense	2.3	2.1	6.2	22.3
Depreciation and amortization	9.8	9.9	29.9	31.4

EBITDA	$17.1	$16.4	$51.4	$95.0

EBITDA increased 4.3% to $17.1 million for the three months ended March 31, 2014 from $16.4 million for the three months ended March 31, 2013. EBITDA decreased 46.0% to $51.4 million for the nine months ended March 31, 2014 from $95.0 million for the nine months ended March 31, 2013. The increased EBITDA for the three months ended March 31, 2014 was primarily due to a higher level of storm activity compared to the prior year period. The decreased EBITDA for the nine months ended March 31, 2014 was primarily due to a significantly lower level of storm activity compared to the prior year period.

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

Our revolving credit facility contains a number of other affirmative and restrictive covenants, including limitations on dissolutions, sales of assets, investments, and indebtedness and liens. On December 17, 2013, we entered into an amendment to our revolving credit facility to restate the leverage covenant ratio. Total costs associated with this amendment were approximately $419,000, which are capitalized and being amortized over the term of the debt using the effective interest method. Our revolving credit facility includes a requirement that we maintain (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our revolving credit facility; measured on a trailing four-quarter basis), of no more than 4.00 to 1.00 as of the last day of each fiscal quarter, declining to 3.75 on June 30, 2014 and declining to 3.50 on September 30, 2014 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in our revolving credit facility) of at least 1.25 to 1.00. At March 31, 2014, we were in compliance with such covenants with a leverage ratio and a fixed charge coverage ratio of 3.30 and 1.76, respectively.

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

Letters of Credit

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. We use our revolving credit facility to issue letters of credit. At March 31, 2014, we had $4.0 million of standby letters of credit issued under our revolving credit facility primarily for insurance and bonding purposes. Our ability to obtain letters of credit under our revolving credit facility is conditioned on our continued compliance with the affirmative and negative covenants of our credit facility.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. At March 31, 2014, we had $118.4 million in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.

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

Recent Accounting Pronouncements

See Note 12, “Recent Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for a description of recent accounting pronouncements, including the dates of adoption and effects, if any, on our consolidated financial statements.

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q, as well as information included in future filings by Pike Corporation with the Securities and Exchange Commission (the “SEC”) and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, certain “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include information relating to, among other matters, our future prospects, developments and business strategies for our operations. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company and the industry in which we operate and management’s beliefs and assumptions. Words such as “may,” “will,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “potential,” “project,” “continue,” “believe,” “seek,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among others, statements relating to:

•	our belief that there will be large and financially attractive projects to pursue in international markets over the next few years as developing regions install or develop their electric infrastructure, and that our reputation and experience combined with our broad platform of service offerings allow us to opportunistically bid on attractive international projects;

•	our expectation that, if diesel prices rise, our gross profit and operating income could be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers;

•	our expectation that the net amount of the existing losses in OCI at March 31, 2014 reclassified into net income over the next 12 months will be approximately $133,000;

•	our belief that the lawsuits, claims and other legal proceedings that arise in the ordinary course of business will not be expected to have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows;

•	our belief that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future;

•	our belief that any future indemnity claims against us would not have a material adverse effect on our financial position, results of operations or cash flows;

•	our belief that our experienced management team has positioned us to benefit from the substantial long-term growth drivers in our industry by leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utility customers;

•	our belief that our acquisitions of Klondyke and Pine Valley allow us to continue to expand our engineering and construction services in the western United States and better compete in markets with unionized workforces;

•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our revolving credit facility will be adequate to meet our liquidity needs in the ordinary course of business for the foreseeable future;

•	our expectation that our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance and our belief that this is subject to a certain extent to general economic, financial, competitive, legislative, regulatory and other factors beyond our control;

•	the possibility that if we fail to comply with the covenants contained in our revolving credit facility, we may be unable to access our revolving credit facility upon which we depend for letters of credit and other short-term borrowings, and that this would have a negative impact on our liquidity and require us to obtain alternative short-term financing;

•	our belief that the financial institutions with whom we maintain substantially all of our cash investments are high credit quality financial institutions; and

•	our belief that it is unlikely that any material claims will be made under a letter of credit in the foreseeable future.

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

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. These actions typically seek, among other things, (i) compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract or property damages, (ii) punitive damages, civil penalties or other damages, or (iii) injunctive or declaratory relief. With respect to all such lawsuits, claims and proceedings, we accrue an expense when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that any of these proceedings, individually or in the aggregate, would be expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 6. Exhibits

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation of Pike Corporation (incorporated by reference to Exhibit 3.1 on our Current Report on Form 8-K filed November 6, 2013)

3.2	Amended and Restated Bylaws of Pike Corporation (incorporated by reference to Exhibit 3.2 on our Current Report on Form 8-K filed November 6, 2013)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Financial statements (unaudited) from the Quarterly Report on Form 10-Q of Pike Corporation for the quarter ended March 31, 2014, filed on May 6, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE CORPORATION
(Registrant)

Date: May 6, 2014	By:	/s/ J. Eric Pike

J. Eric Pike
Chairman, Chief Executive Officer and President

Date: May 6, 2014	By:	/s/ Anthony K. Slater

Anthony K. Slater
Executive Vice President and Chief Financial Officer