Form 10-K
period 2014-06-30
Pike Corp
filed 2014-09-12
CIK 1317577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2013, was approximately $307,371,499 based on the closing sales price of the common stock on such date as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding at September 5, 2014 was 31,940,619.

PIKE CORPORATION

Annual Report on Form 10-K for the fiscal year ended June 30, 2014

PART I

ITEM 1.	BUSINESS

Overview

Pike Corporation was founded by Floyd S. Pike in 1945 and later incorporated in North Carolina in 1968. We reincorporated in Delaware on July 1, 2005, in connection with our July 2005 initial public offering (“IPO”). On November 5, 2013, Pike Electric Corporation changed its state of incorporation from Delaware to North Carolina (the “Reincorporation”). The Reincorporation was effected by merging Pike Electric Corporation, a Delaware corporation, with and into Pike Corporation, a North Carolina corporation and its wholly-owned subsidiary. In connection with the Reincorporation, Pike Electric Corporation changed its name to “Pike Corporation.” The Reincorporation did not result in any change in the business, management, fiscal year, accounting, location of the principal executive offices or other facilities, capitalization, assets or liabilities of Pike Electric Corporation. We are headquartered in Mount Airy, North Carolina. Our common stock is traded on the New York Stock Exchange under the symbol “PIKE.”

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

Over the past few years, we have reshaped our business platform and service territory significantly from being a distribution construction company based primarily in the southeastern United States to a national energy and communication solutions provider. We have done this organically and through strategic acquisitions of companies with complementary service offerings and geographic footprints. Our acquisition of Shaw Energy Delivery Services, Inc. on September 1, 2008 expanded our operations into engineering, design, procurement and construction management services, including in the renewable energy arena, and significantly enhanced our substation and transmission construction capabilities. This acquisition also extended our geographic presence across the continental United States. Our acquisition of Facilities Planning & Siting, PLLC on June 30, 2009 enabled us to provide siting and planning services to our customers, which positions us to be involved at the conceptual stage of our customers’ projects. On June 30, 2010, we acquired Klondyke Construction LLC (“Klondyke”), based in Phoenix, Arizona, which complemented our existing engineering and design capabilities with construction services related to substation, transmission and renewable energy infrastructure. Our August 1, 2011 acquisition of Pine Valley Power, Inc. (“Pine Valley”), located near Salt Lake City, Utah, further strengthened our substation, transmission and distribution construction service capabilities in the western United States. We believe that our acquisitions of Klondyke and Pine Valley allow us to continue to expand our engineering and construction services in the western United States and better compete in markets with unionized workforces. Our July 2, 2012 acquisition of Synergetic Design Holdings, Inc. and its subsidiary, UC Synergetic, Inc. (together “UCS”), headquartered in Charlotte, North Carolina, significantly expanded our ability to provide outsourced engineering and design services for distribution powerline, transmission and substation projects and other technical services to our customers and is consistent with our long-term growth strategy. The UCS acquisition also added new engineering and design services for the communications industry as well as storm assessment and inspection services. UCS’s engineering capabilities complement our existing portfolio of companies, add scale and extend our footprint into the Northeast and Midwest.

Our comprehensive suite of energy and communication solutions includes facilities planning and siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems, including renewables (primarily ground-based) and utility-grade solar construction projects, and storm-related services, all as further described in the following table:

Service	Revenue Category	Description

Planning & Siting	Engineering	Our planning and siting process leverages technology and the collection of environmental, regulatory, economic, cultural, land use and scientific data to facilitate successful right-of-way negotiations, licensing and permitting for powerlines, substations and traditional and renewable electrical generation facilities. We also provide North American Electric Reliability Corporation (“NERC”) reliability studies and renewable generation interconnection studies.

Engineering & Design	Engineering	We provide design, engineering, procurement and construction (“EPC”), owner engineer, project management, material procurement, multi-entity coordination, grid integration, balance-of-plant (“BOP”), training, consulting, Department of Transportation (“DOT”) projects and Thermal Rate solutions for individual or turnkey powerline, substation and renewable energy projects. We also provide engineering and design services for the communication industry for wireline and wireless communication infrastructure.

Transmission and Distribution Construction	Distribution and Transmission

We provide overhead and underground powerline construction, upgrade, inspection and extension services (predominately single-pole and H-frame wood, concrete or steel poles) for distribution networks and transmission lines with voltages up to 345 kV, and energized maintenance work for voltages up to 500 kV.

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

Segment Overview

As a result of the acquisition of UCS expanding the size and scope of our engineering business, we decided in the first quarter of fiscal 2013 to change our reportable segments. As a result of these changes, we operated our business as two reportable segments: Construction and All Other Operations. On January 1, 2014, as part of the integration of our engineering businesses, Synergetic Design Holdings, Inc. merged with and into Pike Enterprises, Inc., a wholly-owned subsidiary of the Company, and UC Synergetic, Inc. merged with and into Pike Energy Solutions, LLC, the surviving entity of which was named UC Synergetic, LLC. In order to properly align our segments with our current financial reporting structure, we changed the name of our All Other Operations segment to Engineering. These segments are organized principally by service category. Each segment has its own management that is responsible for the operations of the segment’s businesses. Prior fiscal year segment information has been revised to conform to the current-year presentation.

Construction includes installation, maintenance and repair of power delivery systems, including storm restoration services. Engineering includes siting, permitting, engineering and design of power and communication delivery systems, including storm assessment and inspection services.

	Fiscal Year Ended June 30,
	2014		2013		2012
	(in millions)
Reportable Segment
Construction	$656.5	81.0%	$762.9	83.0%	$614.6	89.7%
Engineering	154.1	19.0%	155.8	17.0%	70.6	10.3%

Total	$810.6	100.0%	$918.7	100.0%	$685.2	100.0%

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

Expanded Development of Energy Sources. We expect to benefit from the development of new sources of electric power generation. Many states have adopted either mandatory Renewable Portfolio Standards (“RPS”) programs that require a certain percentage of electric power come from renewable sources, or have enacted non-binding RPS-like goals. Often these renewable source generation facilities require new substation and transmission infrastructure. The future development of renewable energy sources, as well as new traditional power generation facilities, will require incremental substation and transmission infrastructure to transport power to demand centers.

Increased Outsourcing of Utility Infrastructure Services. Due to cost control initiatives, the ability to improve service levels and aging workforce trends, utilities have increased the outsourcing of their electricity infrastructure maintenance and construction service needs. We believe that a majority of utility infrastructure services are still conducted in-house and that our customers, especially investor-owned electric utilities, will expand outsourcing of utility infrastructure services over time. Outsourced service providers are often able to provide the same services at a lower cost because of their specialization, larger scale and ability to better utilize their workforce and equipment across a larger geographic footprint.

Rebound in Residential Development. We believe residential development, which was negatively impacted during 2008 to 2011, is rebounding. We provide overhead and underground distribution services, including final electricity connections to single and multi-family developments. We also offer distribution services in a broad geographic territory, which due to our diversification strategy, enables us to grow distribution services in multiple regions in the United States.

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

Competitive Strengths

We believe that we have a unique and strong competitive position in the markets in which we operate resulting from a number of factors, including:

Our Position as a Leading Provider of Energy and Communication Solutions. We believe that we are one of only a few companies offering a broad spectrum of energy and communication solutions that our current and prospective customers increasingly demand. We differentiate ourselves from many of our competitors based on the size and scale of our turnkey capabilities, from planning and siting to engineering and design, to construction and maintenance. With these capabilities, we can satisfy almost all customer project requirements from inception to commissioning. The ability to perform planning, siting, permitting, engineering, construction and commissioning with in-house resources provides us better control of schedule, cost and quality. In addition, most of our engineering and construction personnel have extensive electrical infrastructure design and operating experience.

Our Attractive, Contiguous Presence in Key Geographic Markets. We are capable of providing services in a contiguous geographic market covering 48 states for siting and engineering and 36 states for construction services. Over the long term, our markets have exhibited population growth and increases in electricity consumption, which have increased demand for our services. Moreover, the contiguous nature of our service territory provides us with significant operating efficiency and flexibility in responding to our customers’ needs across our full range of energy solutions. Our extensive network of offices enables us to deliver our services in most metropolitan markets of the United States and enhances our opportunity to expand our customer reach. In addition, we believe our customized, well-maintained and extensive fleet and experienced crews provide us with a competitive advantage in our ability to service our customers and respond rapidly to storm-related opportunities. These attributes enable us to effectively deploy our fleet resources of over 5,800 pieces of motorized equipment across our national footprint, unlike many of our competitors who lack such resources.

Our Long-Standing Relationships Across a High-Quality Customer Base. We have a diverse customer base with broad geographic presence throughout the United States that includes over 300 investor-owned, municipal and co-operative electric utilities, such as American Electric Power, Dominion Resources, Duke Energy, Duquesne Light, Florida Power & Light, PacifiCorp, South Carolina Electric & Gas Company (“SCE&G”) and The Southern Company. Many of our customer relationships span more than 25 years. We believe these important relationships provide us an advantage in competing for their business and developing new client relationships.

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

Fiscal Year	Storm- Related Revenues	Total Revenues	Storm-Related Revenues as a Percentage of Total Revenues
	(In millions)	(In millions)
2010	$46.6	$504.1	9.3%
2011	$64.5	$593.8	10.9%
2012	$70.6	$685.2	10.3%
2013	$167.3	$918.7	18.2%
2014	$67.4	$810.6	8.3%

The following table sets forth certain information related to selected storm mobilizations in recent years:

Selected Storm Mobilizations
Storm (States Affected)	Fiscal Year

Hurricanes / Tropical Storms / Other
Sandy (CT, NY, OH, WV, VA, PA, NJ, MD)	2013

Isaac (FL, AL, MS, LA)	2013

July Derecho (VA, NC, WV, IN, OH, PA, MD)	2013

Irene (NC, VA, MD, DE, NJ, NY, RI, PA, CT, NH, MA)	2012

April Tornadoes (TX, OK, AR, LA, MS, AL, GA, TN, KY)	2011

Winter Storms
February Winter Storm (AR, GA, KY, MD, SC, NC, PA)	2014

December Winter Storm (AR, OH, MI, TN, WV)	2014

February Northeast Snow Storm (CT, PA, NY, MA, RI)	2013

November Northeast Snow Storm (CT, PA, NY, NJ, NH)	2012

February Winter Storm (IN, OH, PA, VA, MD, Dist. of Columbia, LA, TX)	2011

January Winter Storm (VA, WV, Dist. of Columbia, MD)	2011

Winter Storm (TX, OK, GA, SC, NC, VA, WV, MD, OH, PA)	2010

Winter Storm (KY, NC, VA, TN, WV)	2010

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

Types of Service Arrangements

For the fiscal year ended June 30, 2014, approximately 85% of our services were provided under MSAs or similar arrangements that cover transmission and distribution maintenance, upgrade and extension services, as well as some new construction services, including engineering, siting and planning. Work under MSAs is typically billed based on either hourly usage of labor and equipment or unit of work. The unit-based arrangements involve billing for actual units (completed poles, cross arms, specific length of line, etc.) based on prices defined in customers’ MSAs. The remaining 15% of our services were generated under fixed-price agreements.

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

Customers

We are proud of the relationships we have built with our customers, some of which date back over 69 years to when our company was formed. We remain focused on developing and maintaining strong, long-term relationships with investor-owned, municipal and co-operative electric utilities and all other customers. Our diverse customer base includes over 300 customers with broad geographic national presence. Our top 10 customers accounted for approximately 55%, 53% and 56% of our total revenues during fiscal 2014, 2013 and 2012, respectively. Duke Energy, which now includes legacy Progress Energy, was our only customer that represented greater than 10% of our total revenues during that time frame, with approximately 16%, 17% and 22% for fiscal 2014, 2013 and 2012 total revenues (adjusted to include those revenues attributable to Progress Energy), respectively. Subsequent to the merger of Duke Energy and Progress Energy, the new corporation requested bids for its distribution, transmission, substation and engineering MSA contracts. We successfully retained the majority of the MSA contracts we chose to bid and which represented our work in fiscal 2014. In the few areas we were unsuccessful in retaining the work, our crews have already been redeployed to growth on surrounding customers. Given the composition of the investor-owned, municipal and co-operative electric utilities in our geographic market, we expect that a substantial portion of our total revenues will continue to be derived from a limited group of customers. Furthermore, because the majority of our customers are well-capitalized, investment grade-rated electric utilities, we have historically experienced minimal bad debts.

Employees

At June 30, 2014, we employed approximately 5,800 full and part-time employees, of which approximately 5,000 were revenue producing and approximately 800 were non-revenue producing. Approximately 185 of our Klondyke and Pine Valley employees are represented by a union or subject to collective bargaining agreements, requiring us to pay specified wages and provide certain benefits to these employees. We believe that we have a good relationship with our employees.

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

Equipment

As of June 30, 2014, our customized and extensive fleet consisted of over 5,800 pieces of motorized equipment with an average age of approximately seven years as compared to their range of useful lives which is three to 19 years. We own the majority of our fleet and, as a result, believe we have an advantage relative to our competitors in our ability to mobilize, outfit and manage the equipment necessary to perform our construction work.

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

Proprietary Rights

We operate under a number of trade names, including Pike, Pike Electric, UC Synergetic, Pike Tanzania, Pine Valley and Klondyke. We have obtained U.S. federal trademark registration for “Pike” and “Pike Electric” and have other federal trademark registrations and pending trademark and patent applications. We also rely on state and common law protection. We have invested substantial time, effort and capital in establishing these names and believe that our trademarks are a valuable part of our business.

Risk Management and Insurance

We maintain insurance arrangements with coverage customary for companies of our type and size, including general liability, automotive and workers’ compensation. We are partially self-insured for our major risks, and our insurance does not cover all types or amounts of liabilities. Our workers’ compensation insurance policy is subject to a $1.0 million per accident/occurrence deductible and our automobile liability and general liability insurance policies are subject to a $1.0 million per occurrence self-insured retention. We also maintain insurance for health insurance claims exceeding $500,000 per person on an annual basis. Workers’ compensation losses are actuarially forecasted and paid to the insurance company over a twelve-month period, then retrospectively adjusted annually based on the difference between the forecasted losses and the actual incurred losses. General liability and automobile liability claims are handled by a third-party claims adjuster and reimbursed by us on a monthly basis. At any given time, we are subject to multiple workers’ compensation and personal injury claims. Losses are accrued based on estimates of the ultimate liability for claims reported and an estimate of claims incurred but not reported. We maintain accruals based on known facts and historical trends. Business insurance programs require collateral currently provided by $4.0 million in standby letters of credit and cash deposits of $0.6 million.

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. As of June 30, 2014, we had approximately $106.1 million in surety bonds outstanding. We have never had to reimburse any of our sureties for expenses or outlays incurred under a performance or payment bond.

Government Regulation

Our operations are subject to various federal, state and local laws and regulations, including licensing requirements, building and electrical codes, permitting and inspection requirements applicable to construction projects, regulations relating to worker safety and health, including those in respect of OSHA, and regulations relating to environmental protection.

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

Available Information

Our website address is www.pike.com. You may obtain free copies of our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our proxy statement, any amendments to such reports, and filings under Sections 13 and 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through our website in the “Investor Center” section under the “Corporate Governance” caption. These reports are available on our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

ITEM 1A. RISK FACTORS

Our business is subject to a variety of risks, including the risks described below. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected and we may not be able to achieve our goals. This Annual Report on Form 10-K also includes statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act and should be read in conjunction with the section entitled “Forward-Looking Statements.”

Risks related to the Merger

The proposed Merger may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business and the market price of our common stock. On August 4, 2014, we entered into the Agreement and Plan of Merger with Pioneer Parent, Inc. and Pioneer Merger Sub, Inc., both affiliates of Court Square Capital Partners. The Merger Agreement is an executory contract subject to closing conditions beyond our control, and there is no guarantee that these conditions will be satisfied in a timely manner or at all. Completion of the Merger is subject to various conditions, including the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of all of the outstanding shares of our common stock entitled to vote and the receipt of regulatory approvals, among other things. If any of the conditions to the proposed Merger are not satisfied (or waived by the other party), the Merger may not be completed. In addition, the Merger Agreement may be terminated under certain specified circumstances, including a change in the recommendation of our board of directors or our termination of the Merger Agreement to enter into an agreement for a superior proposal, as defined in the Merger Agreement. Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including the following:

•

If the Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $12.00 per share or higher, on terms acceptable to us, the share price of our common stock likely will decline as our stock has recently traded at prices based on the proposed per share consideration for the Merger.

•

We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

•	A failed Merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally.

•

If the Merger Agreement is terminated under specified circumstances, the Company must pay a termination fee of $9,831,193 or $15,729,910, depending on the circumstances, as well as documented out-of-pocket expenses incurred by Pioneer Parent, Inc. and its affiliates of up to $2 million.

The announcement and pendency of the proposed Merger could adversely affect our business, financial condition and results of operations. The announcement and pendency of the proposed Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, financial condition and results of operations, regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•	the diversion of significant management time and resources towards the completion of the Merger;

•	the impairment of our ability to attract and retain key personnel;

•	difficulties maintaining relationships with employees, customers and other business partners;

•

restrictions on the conduct of the Company’s business prior to the completion of the Merger which prevent the taking of specified actions without the prior consent of Pioneer Parent, Inc., which actions the Company might otherwise take in the absence of the pending Merger; and

•	litigation relating to the Merger and the costs related thereto.

Risks related to our business

We derive a significant portion of our revenues from a small group of customers. The loss of or a significant decrease in services to one or more of these customers could negatively impact our business, financial condition and results of operations. Our top 10 customers accounted for approximately 55%, 53% and 56% of our total revenues during fiscal 2014, 2013 and 2012, respectively. Duke Energy, which now includes legacy Progress Energy, was our only customer that represented greater than 10% of our total revenues during that time frame, with approximately 16%, 17% and 22% for fiscal 2014, 2013 and 2012 total revenues (adjusted to include those revenues attributable to Progress Energy), respectively. Subsequent to the merger of Duke Energy and Progress Energy, the new corporation requested bids for its distribution, transmission, substation and engineering MSA contracts. We successfully retained the majority of the MSA contracts we chose to bid and which represented our work in fiscal 2014. In the few areas we were unsuccessful in retaining the work, our crews have already been redeployed to growth on surrounding customers. Given the composition of the investor-owned, municipal and co-operative electric utilities in our geographic market, we expect a substantial portion of our revenues will continue to be derived from a limited group of customers. We may not be able to maintain our relationships with these customers, and the loss of, or substantial reduction of our sales to, any of our major customers could materially and adversely affect our business, financial condition and results of operations.

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

Our storm-related services are highly volatile and unpredictable, which could result in substantial variations in, and uncertainties regarding, the levels of our financial results from period to period. Revenues derived from our storm-related services are highly volatile and uncertain due to the unpredictable nature of weather-related events. Our annual storm-related revenues have ranged from a low of $46.6 million to a high of $167.3 million during the five fiscal years ended June 30, 2014. During fiscal 2013, we had a large derecho storm impact the Northeast and two large hurricanes impact the Northeastern and Gulf coasts, which significantly contributed to the $167.3 million of storm-related services revenue. Our storm-related revenues for fiscal year 2013 are not indicative of the revenues that we typically generate in any period or can be expected to generate in any future period. Our historical results of operations have varied between periods due to the volatility of our storm-related revenues. The levels of our future revenues and net income or loss may be subject to significant variations and uncertainties from period to period due to the volatility of our storm-related revenues. In addition, our storm restoration revenues are offset in part by declines in our core services because we staff storm restoration mobilizations in large part by diverting resources from our core services.

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

Our unionized workforce could adversely affect our operations and our ability to complete future acquisitions. In addition, we contribute to multi-employer plans that could result in liabilities to us if these plans are terminated or we withdraw. Our acquisitions of Klondyke and Pine Valley introduced a unionized workforce to our operations, as substantially all of their hourly employees are unionized. As of June 30, 2014, approximately 3% of our employees were covered by collective bargaining agreements. This percentage could grow if more of our employees unionize or we expand our services in states that have predominantly unionized workforces in our industry. Any strikes or work stoppages could adversely impact our relationships with our customers, hinder our ability to conduct business and increase costs. Our current workforce could experience an increase in union organizing activity, particularly if legislation that would facilitate such activity becomes law. Increased unionization could increase our costs, and we may not be able to recoup those cost increases by increasing prices for our services.

With the acquisition of Klondyke in June 2010 and Pine Valley in August 2011, we now contribute to several multi-employer pension plans for employees covered by collective bargaining agreements. These plans are not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or upon termination of, such plan. We do not routinely review information on the net assets and actuarial present value of the multi-employer pension plans’ unfunded vested benefits allocable to us, if any, and we are not presently aware of any material amounts for which we may be contingently liable if we were to withdraw from any of these plans. In addition, if any of these multi-employer plans enters “critical status” under the Pension Protection Act of 2006, we could be required to make significant additional contributions to those plans.

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

Our current insurance coverage may not be adequate, and we may not be able to obtain insurance at acceptable rates, or at all. We are partially self-insured for our major risks, and our insurance does not cover all types or amounts of liabilities. Our workers’ compensation insurance policy is subject to a $1.0 million per accident/occurrence deductible and our automobile liability and general liability insurance policies are subject to a $1.0 million per occurrence self-insured retention. Workers’ compensation losses are actuarially forecasted and paid to the insurance company over a twelve-month period, then retrospectively adjusted annually based on the difference between the forecasted losses and the actual incurred losses. General liability and automobile liability claims are handled by a third-party claims adjuster and reimbursed by us on a monthly basis. At any given time, we are subject to multiple workers’ compensation and personal injury claims. Our insurance policies may not be adequate to protect us from liabilities that we incur in our business. In addition, business insurance programs require collateral currently provided by $4.0 million in standby letters of credit and cash deposits of $0.6 million.

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

Fuel costs could materially and adversely affect our operating results. We have a large fleet of vehicles and equipment that primarily use diesel fuel. Our fuel and oil expenses have ranged from approximately 3% to 5% of our total revenues over the last three fiscal years. Fuel costs have been very volatile over the last several years. Fuel prices and supplies are influenced by a variety of international, political and economic circumstances. In addition, weather and other unpredictable events may significantly affect fuel prices and supplies. These or other factors could result in higher fuel prices which, in turn, would increase our costs of doing business and lower our gross profit. We do not utilize hedge accounting treatment for financial reporting purposes and, as a result, we have experienced volatility in our mark-to-market adjustment on our diesel hedging program. Such adjustments caused a $0.4 million and $1.3 million decrease in our cost of operations during the fiscal years ended June 30, 2014 and 2013, respectively, and a $2.5 million increase in our cost of operations during the fiscal year ended June 30, 2012.

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

Current or future market conditions, including losses incurred in the construction industry, decreases in lending activity and increases in our debt, and ultimately our performance on contracts, may have a negative effect on surety providers. These market conditions, as well as changes in our surety providers’ assessment of our operating and financial risk, could also cause our surety providers to decline to issue or renew, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions could be taken on short notice. If our surety providers were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other sureties, finding more business that does not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in our availability of bonding capacity, we may be unable to compete for or work on certain projects and such interruption or reduction could have a material adverse effect on our business, financial condition and results of operations. If we are not able to obtain letters of credit, we may be unable to provide the requested terms or amounts to our customers based upon the terms of our revolving credit facility.

We extend credit to customers for purchases of our services. In the past we have had, and in the future we may have, difficulty collecting receivables from customers that are subject to protection under bankruptcy or insolvency laws, are otherwise experiencing financial difficulties or dispute the amount owed to us. We grant credit, generally without collateral, to our customers located throughout the United States and abroad. Consequently, we are subject to potential credit risk related to changes in the electric power and gas utility industries and their performance. Please refer to Note 16 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Concentration of Credit Risk” for additional information regarding the concentration of our credit risk among our larger customers. If any of our large customers, some of which are highly leveraged, file for bankruptcy or experience financial difficulties, we could suffer reduced cash flows and losses in excess of current allowances provided. We could also experience adverse financial effects if our customers dispute or refuse to pay the amounts owed to us for various reasons, such as disagreement as to the terms of the governing contract, or dissatisfaction with the quality or timing of the work we performed. Our allowance for doubtful accounts was approximately 5% of accounts receivable at June 30, 2014. We cannot provide assurance that this estimate will be realized or that the allowance will be sufficient.

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

We have incurred indebtedness under a revolving credit facility, which may restrict our business and operations, and restrict our future access to sufficient funding to finance desired growth. On August 24, 2011, we replaced our prior credit facility with a new $200.0 million revolving credit facility, which matures in August 2015. On June 27, 2012, we exercised the accordion loan feature of the new revolving credit facility and entered into a commitment increase agreement with our lenders thereby increasing the lenders’ commitments by $75.0 million, from $200.0 million to $275.0 million. The increased commitments have been and will be used to support our general corporate purposes, including funding the UCS acquisition. See Note 3, “Acquisitions,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report for additional information regarding the UCS acquisition. As of June 30, 2014, we had $197.0 million of borrowings outstanding and $74.0 million of availability under the $275.0 million revolving credit facility (after giving effect to outstanding standby letters of credit of $4.0 million). Our borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our revolving credit facility.

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

We may be unsuccessful at acquiring companies or at integrating companies that we acquire and, as a result, we may not achieve the expected benefits and our profitability could materially suffer. One of our growth strategies is to acquire companies that will allow us to continue to expand our energy and communication solutions platform and geographic footprint, when attractive opportunities arise. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. We may not be able to identify, acquire or profitably manage additional businesses or to integrate successfully any acquired businesses without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks, including failure of the acquired business to achieve expected results, diversion of management’s attention, difficulties integrating the operations and personnel of acquired businesses, failure to retain key personnel of the acquired business, risks arising from the prior operations of acquired companies and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on our business, financial condition and results of operations and may disrupt the day to day operations during any implementation of various information systems. In addition, we may not be able to obtain the necessary acquisition financing or we may have to increase our indebtedness in order to finance an acquisition. If we finance acquisitions by issuing convertible debt or equity securities, our existing shareholders may be diluted, which could adversely affect the market price of our stock. Our future business, financial condition and results of operations could suffer if we fail to successfully implement our acquisition strategy.

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

Our results of operations could be adversely affected as a result of the impairment of goodwill or other intangibles. When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and identified intangible assets of the business we acquire. In accordance with U.S. GAAP, we must identify and value intangible assets that we acquire in business combinations, such as customer arrangements, customer relationships and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets that totaled $221.1 million at June 30, 2014. Such events include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, material negative changes in our relationships with material customers and other parties breaching their contractual obligations under non-compete agreements. Any material decline in our market capitalizations or material increase in discount rates could also result in an impairment of our goodwill. Future impairments, if any, will be recognized as operating expenses.

Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects, and we could be adversely affected by our failure to comply with the laws applicable to our foreign activities, including the U.S. Foreign Corrupt Practices Act and other similar worldwide anti-bribery laws. We continue to pursue international opportunities. We believe that there will be large and financially attractive projects to pursue in international markets over the next few years as developing regions install or develop their electric infrastructure. Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts or volatility in the global markets, may adversely affect our customers, their demand for our services and their ability to pay for our services. Furthermore, we anticipate our ability to provide construction services in these countries would be heavily reliant on local workforces to perform the non-management labor. These workforces will be susceptible to local labor issues, some of which we may be unaware. Consequently, we could have difficulty performing under our agreements in these countries if the local workforce is incapable, uncooperative or unwilling to contract with us. In addition, there are numerous risks inherent in conducting our business internationally, including, but not limited to, potential instability in international markets, changes in regulatory requirements applicable to international operations, currency fluctuations in foreign countries, political, economic and social conditions in foreign countries and complex U.S. and foreign laws and treaties, including tax laws and the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). These risks could restrict our ability to provide services to international customers or to operate our international business profitably, and our overall business and results of operations could be negatively impacted by our foreign activities.

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

Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of June 30, 2014, there were 31,938,800 shares of our common stock outstanding. Of this amount, 29,116,251 shares of common stock were freely tradeable without restriction or further registration under the Securities Act, by persons other than our affiliates within the meaning of Rule 144 under the Securities Act.

Anti-takeover provisions of our charter and bylaws may reduce the likelihood of any potential change of control or unsolicited acquisition proposal that shareholders might consider favorable. Provisions of our charter and bylaws could deter, delay or prevent a third-party from acquiring us, even if doing so would benefit our shareholders. These provisions include: the authority of the board to issue preferred stock with terms as the board may determine, the absence of cumulative voting in the election of directors, limitations on who may call special meetings of shareholders and advance notice requirements for shareholder proposals.

We do not intend to pay cash dividends in the foreseeable future. Since our IPO, we have not paid quarterly dividends on our common stock and have paid only one special cash dividend on our common stock, which we paid in December 2012 (see Note 7, “Shareholders’ Equity,” of the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report for additional information regarding the special dividend). We currently intend to continue to retain any future earnings to finance the growth, development and expansion of our business and service debt. Accordingly, we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, any contractual restrictions, the income tax laws then in effect and the requirements of North Carolina law. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters and primary fleet facility are located in Mount Airy, North Carolina. As of June 30, 2014, we owned nine facilities and leased 87 properties throughout our service territory. Most of our properties are used as offices or for fleet operations and engineering services. We have pledged our owned properties as collateral under our revolving credit facility. We continuously review our property needs and, as a result, may consolidate or eliminate certain facilities in the future.

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

Market Information

Our common stock began trading on the New York Stock Exchange (“NYSE”) on July 27, 2005 at the time of our IPO and can now be found under the symbol “PIKE.” The table below presents the high and low sales prices per share of our common stock as reported on the NYSE for the periods indicated:

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low

First Quarter	$13.36	$10.25	$9.19	$7.72
Second Quarter	11.38	8.72	10.98	7.75
Third Quarter	11.46	9.72	15.18	9.40
Fourth Quarter	11.00	8.52	15.93	11.52

As of September 5, 2014, there were 38 shareholders of record of our common stock.

Dividend Policy

Since our IPO, we have not paid quarterly dividends on our common stock and have paid only one special cash dividend on our common stock, which we paid in December 2012 (see Note 7, “Shareholders’ Equity,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report for additional information regarding the special dividend). We currently intend to continue to retain any future earnings to finance the growth, development and expansion of our business and service debt. Accordingly, we do not intend to declare or pay any cash dividends on our common stock in the foreseeable future. The declaration, payment and amount of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, results of operations, cash flows from operations, current and anticipated capital requirements and expansion plans, any contractual restrictions, the income tax laws then in effect and the requirements of North Carolina law.

Performance Graph

The following Performance Graph and related information shall not be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

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

The line graph assumes that $100 was invested in our common stock, each of the indices and the Peer Group on June 30, 2009. Returns for the companies included in the Peer Group have been weighted on the basis of the total market capitalization for each company. Returns include reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Pike Corporation, the S&P 500 Index, the Russell 2000 Index, and a Peer Group

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data of Pike Corporation for each of the fiscal years in the five-year period ended June 30, 2014. The selected consolidated financial data for each of the five fiscal years in the period ended June 30, 2014 and as of June 30, 2014, 2013, 2012, 2011 and 2010, was derived from the audited consolidated financial statements of Pike Corporation.

The consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere herein.

	Fiscal Year Ended June 30,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Statement of Operations Data (1):
Core revenues	$743,229	$751,364	$614,623	$529,335	$457,448
Storm-related revenues	67,431	167,327	70,546	64,523	46,636

Total revenues	810,660	918,691	685,169	593,858	504,084
Cost of operations (2)	706,929	771,475	593,478	525,915	456,317

Gross profit	103,731	147,216	91,691	67,943	47,767
General and administrative expenses (3)	74,894	75,579	66,219	57,675	51,994
Secondary offering and other related costs (4)	—	4,138	—	—	—
(Gain) loss on sale and impairment of property and equipment	(1,968)	(584)	(626)	751	1,239
Restructuring expenses (5)	—	—	—	—	8,945

Income (loss) from operations	30,805	68,083	26,098	9,517	(14,411)
Other expense (income):
Interest expense	8,187	7,384	7,304	6,608	7,908
Other, net	(349)	(127)	(63)	(55)	(298)

Total other expense	7,838	7,257	7,241	6,553	7,610

Income (loss) before income taxes	22,967	60,826	18,857	2,964	(22,021)
Income tax expense (benefit)	9,304	24,633	7,974	1,563	(8,562)

Net income (loss)	$13,663	$36,193	$10,883	$1,401	$(13,459)

Earnings (loss) per share:
Basic	$0.43	$1.04	$0.31	$0.04	$(0.41)

Diluted	$0.42	$1.03	$0.31	$0.04	$(0.41)

Weighted average shares used in computing earnings (loss) per share:
Basic	31,830	34,777	34,678	33,399	33,132

Diluted	32,191	35,057	35,111	33,996	33,132

Dividends per share:	$—	$1.00	$—	$—	$—

	As of June 30,
	2014	2013	2012	2011	2010
		(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$989	$2,578	$1,601	$311	$11,133
Working capital	124,802	123,209	113,842	84,342	73,530
Property and equipment, net	177,743	179,928	174,655	177,682	194,885
Total assets	616,152	623,774	538,148	493,609	505,378
Total current liabilities	88,306	88,232	79,303	78,488	78,532
Total long-term liabilities	269,152	293,707	181,920	160,732	177,378
Total stockholders’ equity	258,694	241,835	276,925	254,389	249,468

(1)	Statement of operations data includes the results of each acquired operation since the date of acquisition: Shaw Energy Delivery Services, Inc.—September 1, 2008; Facilities Planning & Siting, PLLC—June 30, 2009; Klondyke Construction LLC— June 30, 2010; Pine Valley Power, Inc.—August 1, 2011 and Synergetic Design Holdings, Inc. and its subsidiary, UC Synergetic, Inc.—July 2, 2012.
(2)	Cost of operations for fiscal 2010 includes $3.3 million of costs related to the cleanup of certain petroleum-related products on an owned property in Georgia. The remediation of the site is complete.
(3)	In fiscal 2014, we incurred approximately $1.0 million in fees and expenses in connection with an Agreement and Plan of Merger that we entered into on August 4, 2014. Approximately $0.7 million of these costs were non-deductible for income tax purposes. See Note 21, “Subsequent Event,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report for further details.
(4)	In fiscal 2013, we incurred approximately $4.1 million in fees and expenses for a secondary equity offering and concurrent share repurchase, both of which closed on May 21, 2013. Approximately $2.5 million of these costs were non-deductible for income tax purposes. See Note 7, “Shareholders’ Equity,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report for further details.
(5)	Restructuring expenses for fiscal 2010 of $8.9 million relate to the implementation of cost restructuring measures in distribution operations and support services. The pre-tax restructuring charge consisted of $1.0 million for severance and other termination benefits and $7.9 million for the non-cash writedown of fleet and other fixed assets to be disposed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Pike Corporation was founded by Floyd S. Pike in 1945 and later incorporated in North Carolina in 1968. We reincorporated in Delaware on July 1, 2005, in connection with our July 2005 initial public offering. On November 5, 2013, Pike Electric Corporation changed its state of incorporation from Delaware to North Carolina. The Reincorporation was effected by merging Pike Electric Corporation, a Delaware corporation, with and into Pike Corporation, a North Carolina corporation and its wholly-owned subsidiary. In connection with the Reincorporation, Pike Electric Corporation changed its name to “Pike Corporation.” The Reincorporation did not result in any change in the business, management, fiscal year, accounting, location of the principal executive offices or other facilities, capitalization, assets or liabilities of Pike Electric Corporation. We are headquartered in Mount Airy, North Carolina. Our common stock is traded on the New York Stock Exchange under the symbol “PIKE.”

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

Services

Over the past few years, we have reshaped our business platform and service territory significantly from being a distribution construction company based primarily in the southeastern United States to a national energy and communication solutions provider. We have done this organically and through strategic acquisitions of companies with complementary service offerings and geographic footprints. Our comprehensive suite of energy and communication solutions includes facilities planning and siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems, including renewables (primarily ground-based) and utility-grade solar construction projects, and storm-related services. Our planning and siting process leverages technology and the collection of environmental, regulatory, economic, cultural, land use and scientific data to facilitate successful right-of-way negotiations, licensing and permitting for powerlines, substations and traditional and renewable electrical generation facilities. Our engineering and design capabilities include designing, providing EPC services, owner engineering, project management, material procurement, multi-entity coordination, grid integration, BOP, training, consulting, DOT projects, and Thermal Rate solutions for individual or turnkey powerline, substation and renewable energy projects. We also provide engineering and design services for the communication industry for wireline and wireless communication infrastructure. Our construction and maintenance capabilities include substation, distribution networks (underground and overhead) and transmission lines with voltages up to 345 kV. We are also a recognized leader in storm-related services due to our ability to rapidly mobilize thousands of existing employees and equipment within 24 hours, while maintaining a functional workforce for unaffected customers.

Service	Revenue Category	Description

Planning & Siting	Engineering	Our planning and siting process leverages technology and the collection of environmental, regulatory, economic, cultural, land use and scientific data to facilitate successful right-of-way negotiations, licensing and permitting for powerlines, substations and traditional and renewable electrical generation facilities. We also provide NERC reliability studies and renewable generation interconnection studies.

Engineering & Design	Engineering	We provide design, EPC, owner engineer, project management, material procurement, multi-entity coordination, grid integration, BOP, training, consulting, DOT projects and Thermal Rate solutions for individual or turnkey powerline, substation and renewable energy projects. We also provide engineering and design services for the communication industry for wireline and wireless communication infrastructure.

Transmission and Distribution Construction	Distribution and Transmission

We provide overhead and underground powerline construction, upgrade, inspection and extension services (predominately single-pole and H-frame wood, concrete or steel poles) for distribution networks and transmission lines with voltages up to 345 kV, and energized maintenance work for voltages up to 500 kV.

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

While storm-related services can generate significant revenues, their unpredictability is demonstrated by comparing our revenues from those services in the last five fiscal years which have ranged from 8.3% to 18.2% of total revenues. During periods with significant storm restoration work, we generally see man-hours diverted from core work, which decreases core revenues. The table below sets forth our revenues by category of service for the fiscal years indicated:

Fiscal Year	Core Revenues	Percentage of Total Revenues	Storm-Related Revenues	Percentage of Total Revenues	Total Revenues
	(in millions)		(in millions)		(in millions)
2010	$457.5	90.7%	$46.6	9.3%	$504.1
2011	$529.3	89.1%	$64.5	10.9%	$593.8
2012	$614.6	89.7%	$70.6	10.3%	$685.2
2013	$751.4	81.8%	$167.3	18.2%	$918.7
2014	$743.2	91.7%	$67.4	8.3%	$810.6

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

Basis of Reporting

Revenues. We derive our revenues from two reportable segments, Construction and Engineering, through two service categories – core services and storm-related services. Our core services include facilities planning and siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems, including renewables (primarily ground-based) and utility-grade solar construction projects. Our storm-related services involve the rapid deployment of our highly-trained crews and related equipment to restore power on transmission and distribution systems during crisis situations, such as hurricanes, tropical storms, ice storms or wind storms.

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

Valuation of Goodwill and Other Intangible Assets. We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units as of the first day of our fourth fiscal quarter. For purposes of our fiscal 2014 analysis, we had four reporting units: non-union construction, union construction, energy delivery engineering and telecom engineering. In evaluating reporting units, we first consider our operating segments and related components in accordance with U.S. GAAP. We allocate goodwill to the reporting units that are expected to benefit from the synergies of the business combinations generating the goodwill. We apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair values of the reporting units to their carrying amounts, including goodwill. If the carrying amount of any reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded.

We determined the fair value of our reporting units based on the income approach, using a discounted cash flow model. The income approach was used because it has a more direct correlation to the specific economics of the reporting units than the market approach, which considers comparable companies and transactions that are comparable to the Company as a whole, but are not as comparable to the individual reporting units in terms of size, operational diversity, and geographic diversity. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects our best estimate of the weighted-average cost of capital of a market participant, and is adjusted for appropriate risk factors. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach.

For our annual impairment analysis, we relied solely on the income approach. The income approach was used because it has a more direct correlation to the specific economics of the reporting units than the market approach which is based on multiples of companies that, although comparable to the Company as a whole, may not have the exact same risk factors as our reporting units and are not as comparable to the individual reporting units in terms of size, operational diversity and geographic diversity. The analysis indicated that, as of the first day of our fourth fiscal quarter, the fair values of each of our reporting units exceeded their respective carrying values in excess of 10%. For our analysis, we also considered various elements of an implied control premium in assessing the reasonableness of the reconciliation of the summation of the fair values of the invested capital of our four reporting units (with appropriate consideration of the interest bearing debt) to the Company’s overall market capitalization and our net book value. This analysis included (i) the current control premium being paid for companies with a similar market capitalization and within similar industries and (ii) certain synergies that a market participant buyer could realize, such as the elimination of potentially redundant costs. Based on this analysis, management determined that the resulting control premium implied in the annual impairment analysis was approximately 10%, which was within a reasonable range of current market conditions. Based on our annual impairment analysis, we concluded that goodwill was not impaired.

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

Insurance and Claims Accruals. In the ordinary course of our business, we are subject to individual workers’ compensation, vehicle, general liability and health insurance claims for which we are partially self-insured. We maintain commercial insurance for individual workers’ compensation and vehicle and general liability claims exceeding $1.0 million. We also maintain commercial insurance for health insurance claims exceeding $500,000 per person on an annual basis. We determine the amount of our loss reserves and loss adjustment expenses for self-insured claims based on analyses prepared quarterly that use both company-specific and industry data, as well as general economic information. Our estimates for insurance loss exposures require us to monitor and evaluate our insurance claims throughout their life cycles. Using this data and our assumptions about the emerging trends, we estimate the size of ultimate claims. Our most significant assumptions in forming our estimates include the trend in loss costs, the expected consistency with prior fiscal year claims of the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date and expected costs to settle unpaid claims. We also monitor the reasonableness of the judgments made in the prior fiscal year’s estimates and adjust current year assumptions based on that analysis.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected term of the option at the time of grant. We use our historical volatility as a basis for our expected volatility. We are using the “simplified method” to calculate the expected terms of the options as allowed under U.S. GAAP, which represents the period of time that options granted are expected to be outstanding. Forfeitures are estimated based on certain historical data. We will continue to use this method until we have sufficient historical exercise experience to give us confidence that our calculations based on such experience will be reliable. It is our current intent not to issue dividends and none are contemplated when estimating fair value for our option awards.

Results of Operations

The following table sets forth selected statement of operations data as percentages of revenues for the fiscal years indicated (dollars in millions):

	Fiscal Year Ended June 30,
	2014		2013		2012
Revenues:
Core revenues	$743.2	91.7%	$751.4	81.8%	$614.6	89.7%
Storm-related revenues	67.4	8.3%	167.3	18.2%	70.6	10.3%

Total revenues	810.6	100.0%	918.7	100.0%	685.2	100.0%
Cost of operations	706.9	87.2%	771.5	84.0%	593.5	86.6%

Gross profit	103.7	12.8%	147.2	16.0%	91.7	13.4%
General and administrative expenses	74.9	9.2%	75.6	8.2%	66.2	9.7%
Secondary offering and other related costs	—	—	4.1	0.5%	—	—
Gain on sale and impairment of property and equipment	(2.0)	-0.2%	(0.6)	-0.1%	(0.6)	-0.1%

Income from operations	30.8	3.8%	68.1	7.4%	26.1	3.8%
Interest expense and other, net	7.8	1.0%	7.3	0.8%	7.2	1.0%

Income before income tax	23.0	2.8%	60.8	6.6%	18.9	2.8%
Income tax expense	9.3	1.1%	24.6	2.7%	8.0	1.2%

Net income	$13.7	1.7%	$36.2	3.9%	$10.9	1.6%

Fiscal Year Ended June 30, 2014 Compared to Fiscal Year Ended June 30, 2013

Revenues. Revenues decreased 12%, or $108.1 million, to $810.6 million for the fiscal year ended June 30, 2014 from $918.7 million for the fiscal year ended June 30, 2013. The decrease was attributable to a $99.9 million decrease in storm-related revenues and an $8.2 million decrease in core revenues.

Our storm-related revenues are highly volatile and unpredictable. For the fiscal year ended June 30, 2014, storm-related revenues totaled $67.4 million. For the fiscal year ended June 30, 2013, storm-related revenues totaled $167.3 million, which was primarily attributable to a large derecho storm in the Northeast, Hurricane Isaac and Hurricane Sandy.

In addition, our core revenues declined approximately $8.2 million in fiscal 2014 compared to fiscal 2013 due to the completion of our distribution project in Tanzania during fiscal 2013 and a reduction in utility-grade solar projects primarily in California.

Gross Profit. Gross profit decreased 30%, or $43.5 million, to $103.7 million for the fiscal year ended June 30, 2014 from $147.2 million for the fiscal year ended June 30, 2013. Gross profit as a percentage of revenues decreased to 12.8% for the fiscal year ended June 30, 2014 from 16.0% for the fiscal year ended June 30, 2013. Our gross profit was negatively impacted by a significantly lower mix of storm revenue. Our storm restoration services typically generate a higher profit margin than core services. During a storm response, our storm-assigned crews and equipment are fully utilized. In addition, the overtime typically worked on storm events lowers the ratio of fixed costs to revenue. Storm gross profit margins can vary greatly depending on the geographic area, customer mix and amount of overtime worked. In addition, we experienced losses on five specific jobs in California for two customers at our western subsidiary companies for the three months ended September 30, 2013, which had a negative impact on our gross profit during the fiscal year ended June 30, 2014.

General and Administrative Expenses. General and administrative expenses decreased 1% to $74.9 million for the fiscal year ended June 30, 2014 from $75.6 million for the fiscal year ended June 30, 2013. As a percentage of revenues, general and administrative expenses increased to 9.2% for the fiscal year ended June 30, 2014 from 8.2% for the prior fiscal year. The decrease in general and administrative expenses was primarily due to significantly less incentive bonuses accrued for the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013. This decrease was partially offset by costs to expand our engineering and western operations totaling approximately $1.8 million. In addition, for the fiscal year ended June 30, 2014, we incurred approximately $1.0 million in fees and expenses in connection with an Agreement and Plan of Merger that we entered into on August 4, 2014. See Note 21, “Subsequent Event,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report for further details.

Costs of Secondary Offering and Concurrent Share Repurchase. In fiscal 2013, we incurred approximately $4.1 million in fees and expenses for a secondary equity offering and concurrent share repurchase, both of which closed on May 21, 2013, and included fees and expenses associated with a special committee of our board of directors. Offering costs totaling approximately $2.5 million are non-deductible for income tax purposes. See Note 7, “Shareholders’ Equity,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report for further details. These costs were not allocated to our Construction or Engineering segments for the fiscal year ended June 30, 2013.

Interest Expense and Other, Net. Interest expense and other, net increased 7% to $7.8 million for the fiscal year ended June 30, 2014 from $7.3 million for the fiscal year ended June 30, 2013. The increase was primarily attributable to maintaining a higher outstanding revolving line credit balance during most of the fiscal year ended June 30, 2014.

Income Tax Expense. Income tax expense was $9.3 million and $24.6 million for the fiscal years ended June 30, 2014 and 2013, respectively. Effective income tax rate of 40.5% for the fiscal years ended June 30, 2014 and 2013 varied from the statutory federal income tax rate of 35% due to several factors, including state income and gross margin taxes, changes in permanent differences primarily related to non-deductibility of certain secondary offering costs for fiscal 2013, the Internal Revenue Code Section 199 deduction, non-deductibility of certain merger costs for fiscal 2014, and Internal Revenue Code Section 162(m) deduction limitations for compensation, meals and entertainment, and the relative size of our consolidated income before income taxes. In addition, North Carolina enacted new legislation on July 23, 2013, which lowered its corporate tax rate in 2014 and will lower it again in 2015.

Operating Results by Segment – Fiscal Year Ended June 30, 2014 Compared to Fiscal Year Ended June 30, 2013

	Fiscal Year Ended June 30,
	2014		2013
Revenues:
Construction core services	$592.1	73.0%	$605.6	66.0%
Intersegment eliminations	(0.4)	0.0%	(0.6)	-0.1%

Total Construction core services, net	591.7	73.0%	605.0	65.9%

Engineering core services	184.1	22.7%	183.8	20.0%
Intersegment eliminations	(32.6)	-4.0%	(37.4)	-4.1%

Total Engineering core services, net	151.5	18.7%	146.4	15.9%

Total core services, net	743.2	91.7%	751.4	81.8%

Construction storm restoration	64.8	8.0%	157.9	17.2%
Engineering storm assessment and inspection	2.6	0.3%	9.4	1.0%

Total storm-related revenue	67.4	8.3%	167.3	18.2%

Total revenue	$810.6	100.0%	$918.7	100.0%

Operating Income (Loss):
Construction	$27.5	89.3%	$69.1	101.5%
Engineering	3.8	12.3%	5.1	7.5%

Total	31.3	101.6%	74.2	109.0%
Other	(0.5)	-1.6%	(6.1)	-9.0%

Total operating income	$30.8	100.0%	$68.1	100.0%

Construction

	Fiscal Year Ended June 30,
	2014	2013	% Change
Construction revenue	$656.9	$763.5
Intersegment eliminations	(0.4)	(0.6)
Total revenues, net	$656.5	$762.9	-13.9%
Segment income from operations	$27.5	$69.1	-60.2%

Revenues. Construction revenues decreased 13.9%, or $106.4 million, to $656.5 million for the fiscal year ended June 30, 2014 from $762.9 million for the fiscal year ended June 30, 2013.

The following table contains supplemental information on construction revenue and percentage changes by category for the fiscal years indicated:

	Fiscal Year Ended June 30,
Category of Revenue	2014	2013	% Change
Distribution and other	$434.5	$449.2	-3.3%
Transmission and substation	157.2	155.8	0.9%

Total core revenue	$591.7	$605.0	-2.2%
Storm restoration services	64.8	157.9	-59.0%

Total	$656.5	$762.9	-13.9%

•

Distribution and Other Revenues. Our combined revenues for overhead and underground distribution services and other revenue decreased 3.3% for the fiscal year ended June 30, 2014 from the prior fiscal year. Our distribution services experienced an increase in the current year due to significantly less storm restoration revenues compared to the prior fiscal year, as storm restoration work generally diverts man-hours from core work. This increase was more than offset by lower volume large solar construction projects in California during the fiscal year ended June 30, 2014 as compared to the prior fiscal year. In addition, there were no Tanzania project revenues for the fiscal year ended June 30, 2014 compared to $6.6 million for the fiscal year ended June 30, 2013 due to substantial completion of this project at December 31, 2012.

Subsequent to the merger of Duke Energy and Progress Energy, the new corporation requested bids for its distribution, transmission, substation and engineering MSA contracts. We successfully retained the majority of the MSA contracts we chose to bid and which represented our work in fiscal 2014. In the few areas we were unsuccessful in retaining the work, our crews have already been redeployed to growth on surrounding customers.

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

Other revenues in this category include primarily solar construction projects primarily in California.

•

Transmission and Substation Revenues. Transmission and substation revenues increased 0.9% for the fiscal year ended June 30, 2014 from the prior fiscal year. A significant amount of our transmission and substation projects are fixed price, site specific projects and revenues can vary based on start dates of the projects and mobilization time. The substation construction market remains very competitive especially in the southeastern United States.

Segment Income from Operations. Segment income from operations decreased 60.2% to $27.5 million for the fiscal year ended June 30, 2014 from $69.1 million for the fiscal year ended June 30, 2013. Segment income from operations as a percentage of revenues decreased to 4.2% for the fiscal year ended June 30, 2014 from 9.1% for the prior fiscal year. Segment income from operations was negatively impacted from the factors discussed above under “Gross Profit” with respect to the fiscal year ended June 30, 2014. We benefited from a mark-to-market adjustment on our diesel hedging program that provided a $0.4 million and $1.3 million decrease in our cost of operations during the fiscal years ended June 30, 2014 and 2013, respectively.

Engineering

	Fiscal Year Ended June 30,
	2014	2013	% Change
Engineering core revenue	$184.1	$183.8
Intersegment eliminations	(32.6)	(37.4)

Total core revenue, net	$151.5	$146.4	3.5%
Storm assessment and inspection revenue	2.6	9.4

Total revenues, net	$154.1	$155.8	-1.1%
Segment income from operations	$3.8	$5.1	-25.5%

Revenues. Engineering revenues decreased 1.1%, or $1.7 million, to $154.1 million for the fiscal year ended June 30, 2014 from $155.8 million for the fiscal year ended June 30, 2013. Engineering revenues were negatively impacted by less storm assessment and inspection revenues compared to the prior fiscal year. In addition, engineering revenues may fluctuate due to the timing of material procurement revenues. Material procurement services, if they are provided, are typically on our EPC projects that are administered by Engineering. As a result, our revenue will fluctuate due to the level of material procurement associated with our EPC projects.

Segment Income from Operations. Segment income from operations decreased 25.5% to $3.8 million for the fiscal year ended June 30, 2014 from $5.1 million for the fiscal year ended June 30, 2013. Segment income from operations as a percentage of revenues decreased to 2.5% for the fiscal year ended June 30, 2014 from 3.3% for the prior fiscal year. Segment income from operations was negatively impacted by a significantly lower mix of storm assessment and inspection revenue compared to the prior fiscal year and specific project-related receivable reserves totaling approximately $1.4 million adjusted for one customer as part of our on-going collection efforts.

Other

Other represents certain corporate general and administrative costs not allocated to the segments. Other loss from operations decreased 91.8% to $0.5 million for the fiscal year ended June 30, 2014 from $6.1 million for the fiscal year ended June 30, 2013. The decrease in loss from the prior fiscal year was primarily attributable to the $4.1 million in fees and expenses in connection with the secondary equity offering and concurrent share repurchase not being allocated to the segments for the fiscal year ended June 30, 2013. See Note 7, “Shareholders’ Equity,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report for further details.

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

Revenues. Revenues increased 34%, or $233.5 million, to $918.7 million for the fiscal year ended June 30, 2013 from $685.2 million for the fiscal year ended June 30, 2012. The increase was attributable to a $136.8 million increase in core revenues and a $96.7 million increase in storm-related revenues. Our acquisition of UCS on July 2, 2012 accounted for $77.3 million in revenues ($67.9 million core services and $9.4 million storm assessment and inspection services) for the fiscal year ended June 30, 2013.

Our storm-related revenues are highly volatile and unpredictable. For the fiscal year ended June 30, 2013, storm-related revenues totaled $167.3 million, which was primarily attributable to a large derecho storm in the Northeast, Hurricane Isaac and Hurricane Sandy. For the fiscal year ended June 30, 2012, storm-related revenues totaled $70.6 million, which was primarily attributable to Hurricane Irene and a large snow storm that occurred in the Northeast during November 2011.

Gross Profit. Gross profit increased 61%, or $55.5 million, to $147.2 million for the fiscal year ended June 30, 2013 from $91.7 million for the fiscal year ended June 30, 2012. Gross profit as a percentage of revenues increased to 16.0% for the fiscal year ended June 30, 2013 from 13.4% for the prior fiscal year. Our gross profit was positively impacted by our higher storm-related revenues and improving margins in construction and engineering services and the UCS acquisition.

General and Administrative Expenses. General and administrative expenses increased 14% to $75.6 million for the fiscal year ended June 30, 2013 from $66.2 million for the fiscal year ended June 30, 2012. As a percentage of revenues, general and administrative expenses decreased to 8.2% for the fiscal year ended June 30, 2013 from 9.7% for the prior fiscal year. The increase in general and administrative expenses was primarily due to approximately $3.6 million of overhead costs related to UCS, $3.5 million in compensation, benefits, recruiting and travel to support geographic expansion and revenue growth, $1.2 million for additional incentive expense, and $0.6 million in severance.

Costs of Secondary Offering and Concurrent Share Repurchase. In fiscal 2013, we incurred approximately $4.1 million in fees and expenses for a secondary equity offering and concurrent share repurchase, both of which closed on May 21, 2013, and included fees and expenses associated with a special committee of our board of directors. Offering costs totaling approximately $2.5 million are non-deductible for income tax purposes. See Note 7, “Shareholders’ Equity,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report for further details. These costs were not allocated to our Construction or Engineering segments for the fiscal year ended June 30, 2013.

Interest Expense and Other, Net. Interest expense and other, net increased 1% to $7.3 million for the fiscal year ended June 30, 2013 from $7.2 million for the fiscal year ended June 30, 2012. Fiscal 2012 includes the write-off of approximately $1.7 million of unamortized deferred loan costs as additional interest expense related to our prior credit facility in August 2011. In fiscal 2013, our interest expense increased due to additional borrowings for the UCS acquisition and the fourth quarter stock repurchase. See Note 6, “Debt,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report for further details on our revolving credit facility.

Income Tax Expense. Income tax expense was $24.6 million and $8.0 million for the fiscal years ended June 30, 2013 and 2012, respectively. Effective income tax rates of 40.5% and 42.3% for the fiscal years ended June 30, 2013 and 2012, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including state income and gross margin taxes, changes in permanent differences primarily related to non-deductibility of certain secondary offering costs and deductibility of certain costs related to the UCS acquisition, Internal Revenue Code Section 199 deduction for production activities, Internal Revenue Code Section 162(m) deduction limitations for compensation, meals and entertainment, and the relative size of our consolidated income before income taxes.

Operating Results by Segment – Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

	Fiscal Year Ended June 30,
	2013		2012
Revenues:
Construction core services	$605.6	66.0%	$552.0	80.6%
Intersegment eliminations	(0.6)	-0.1%	(8.0)	-1.2%

Total Construction core services, net	605.0	65.9%	544.0	79.4%

Engineering core services	183.8	20.0%	78.6	11.5%
Intersegment eliminations	(37.4)	-4.1%	(8.0)	-1.2%

Total Engineering core services, net	146.4	15.9%	70.6	10.3%

Total core services, net	751.4	81.8%	614.6	89.7%

Construction storm restoration	157.9	17.2%	70.6	10.3%
Engineering storm assessment and inspection	9.4	1.0%	—	—

Total storm-related revenue	167.3	18.2%	70.6	10.3%

Total revenue	$918.7	100.0%	$685.2	100.0%

Operating Income (Loss):
Construction	$69.1	101.5%	$25.9	99.3%
Engineering	5.1	7.5%	2.2	8.4%

Total	74.2	109.0%	28.1	107.7%
Other	(6.1)	-9.0%	(2.0)	-7.7%

Total operating income	$68.1	100.0%	$26.1	100.0%

Construction

	Fiscal Year Ended June 30,
	2013	2012	% Change

Construction revenue	$763.5	$622.7
Intersegment eliminations	(0.6)	(8.1)

Total revenues, net	$762.9	$614.6	24.1%
Segment income from operations	$69.1	$25.9	166.8%

Revenues. Construction revenues increased 24.1%, or $148.3 million, to $762.9 million for the fiscal year ended June 30, 2013 from $614.6 million for the fiscal year ended June 30, 2012.

The following table contains supplemental information on construction revenue and percentage changes by category for the fiscal years indicated:

	Fiscal Year Ended June 30,
Category of Revenue	2013	2012	% Change
Distribution and other	$449.2	$418.8	7.3%
Transmission and substation	155.8	125.2	24.4%

Total core revenue	$605.0	$544.0	11.2%
Storm restoration services	157.9	70.6	123.7%

Total	$762.9	$614.6	24.1%

•

Distribution and Other Revenues. Our revenues for distribution services and other revenue increased 7.3% for the fiscal year ended June 30, 2013 from the prior fiscal year, due to a general increase in demand for distribution maintenance services for the fiscal year ended June 30, 2013. We experienced some additional displacement in distribution revenue during the fiscal year ended June 30, 2013 due to the increased diversion of work crews to perform incremental storm services compared to the fiscal year ended June 30, 2012.

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

•

Transmission and Substation Revenues. Transmission and substation revenues increased 24.4% for the fiscal year ended June 30, 2013 from the prior fiscal year. A significant amount of our transmission projects are fixed price, site specific projects and revenues can vary based on start dates of the projects and mobilization time. Transmission revenues were positively impacted by new projects in California and timing of the SCE&G EPC project which commenced construction in January 2012. A significant amount of our substation projects are fixed price, site specific projects and revenues can vary based on start dates of the projects and mobilization time. The substation construction market remains very competitive especially in the southeastern United States.

Segment Income from Operations. Segment income from operations increased 166.8% to $69.1 million for the fiscal year ended June 30, 2013 from $25.9 million for the fiscal year ended June 30, 2012. Segment income from operations as a percentage of revenues increased to 9.1% for the fiscal year ended June 30, 2013 from 4.2% for the prior fiscal year. Our segment income from operations was positively impacted by our higher storm restoration revenues and improving margins in core construction services. We also benefited from a mark-to-market adjustment on our diesel hedging program that provided a $1.3 million decrease in our cost of operations during the fiscal year ended June 30, 2013. We were negatively impacted by the mark-to-market adjustment during the fiscal year ended June 30, 2012 that caused a $2.5 million increase in our cost of operations for that fiscal year.

Engineering

	Fiscal Year Ended June 30,
	2013	2012	% Change
Engineering revenue	$183.8	$78.6
Intersegment eliminations	(37.4)	(8.0)

Total revenues, net	$146.4	$70.6	107.4%
Storm assessment and inspection revenue	9.4	—

Total revenues, net	$155.8	$70.6	120.7%
Segment income from operations	$5.1	$2.2	131.8%

Revenues. Engineering revenues increased 120.7%, or $85.2 million, to $155.8 million for the fiscal year ended June 30, 2013 from $70.6 million for the fiscal year ended June 30, 2012. The acquisition of UCS on July 2, 2012 contributed $77.3 million of revenue (including $9.4 million in storm assessment and inspection services) during the fiscal year ended June 30, 2013. Engineering revenues were also positively impacted by increased activity on the SCE&G EPC project which commenced construction around January 2012. Engineering revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues. Material procurement services, if they are provided, are typically on our EPC projects that are administered by engineering. As a result, our revenue will fluctuate due to material procurement associated with our EPC projects.

Segment Income from Operations. Segment income from operations increased 131.8% to $5.1 million for the fiscal year ended June 30, 2013 from $2.2 million for the fiscal year ended June 30, 2012. Segment income from operations as a percentage of revenues increased to 3.3% for the fiscal year ended June 30, 2013 from 3.1% for the prior fiscal year. Our segment income from operations was positively impacted by the acquisition of UCS, which benefits from higher margin engineering services, including storm assessment and inspection services. UCS does not provide material procurement services that lower overall margin percentages. In addition, engineering services were positively impacted by increased activity on the SCE&G EPC project which commenced construction in January 2012. Our segment income from operations was negatively impacted from severance costs totaling $1.1 million and non-productive start-up paid time incurred on a new large telecom project with an existing customer during the fiscal year ended June 30, 2013.

Other

Other represents certain corporate general and administrative costs not allocated to the segments. Other loss from operations increased 205% to $6.1 million for the fiscal year ended June 30, 2013 from $2.0 million for the fiscal year ended June 30, 2012. The increase in loss from the prior fiscal year was primarily attributable to the $4.1 million in fees and expenses in connection with the secondary equity offering and concurrent share repurchase not being allocated to the segments for the fiscal year ended June 30, 2013. See Note 7, “Shareholders’ Equity,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report for further details.

Liquidity and Capital Resources

Our primary cash needs have been working capital, capital expenditures, payments under our revolving credit facility and acquisitions. In fiscal 2013, our cash needs also included a special dividend and a repurchase of common stock totaling $75.0 million. Our primary source of cash for fiscal 2014 and fiscal 2013 was cash from operations and borrowings under our revolving credit facility. Our primary source of cash for fiscal 2012 was cash provided by operations. We had $4.7 million and $8.1 million in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts from storm-related jobs at June 30, 2014 and 2013, respectively.

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

As of June 30, 2014, we had $197.0 million in borrowings and our availability under our revolving credit facility was $74.0 million (after giving effect to $4.0 million of outstanding standby letters of credit). This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our revolving credit facility, which are discussed below.

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

Changes in Cash Flows: Fiscal 2014 Compared to Fiscal 2013

	Fiscal Year Ended June 30,
	2014	2013
	(in millions)
Net cash provided by operating activities	$48.9	$82.8
Net cash used in investing activities	$(26.5)	$(105.9)
Net cash (used in) provided by financing activities	$(24.0)	$24.1

Net cash provided by operating activities decreased to $48.9 million for the fiscal year ended June 30, 2014 from $82.8 million for the fiscal year ended June 30, 2013. The decrease in operating cash flows was primarily due to timing of working capital requirements and the significant decrease in income related to lower storm activity during the fiscal year ended June 30, 2014 compared to the fiscal year ended June 30, 2013.

We received a refund and made a payment to the commercial insurance carrier that administers our partially self-insured individual workers’ compensation, vehicle and general liability insurance programs for retrospective premium payment adjustments of $9.2 million in refunds in June 2014 and $1.6 million in payments in July 2013, which are included in net cash provided by operating activities for the fiscal year ended June 30, 2014. These refunds and payments are included in changes in insurance and claims accruals. Retrospective adjustments have historically been prepared annually on a “paid-loss” basis by our commercial insurance carrier. The last retrospective premium adjustment for the fiscal year ended June 30, 2013 from our commercial insurance carrier resulted in a refund totaling $5.5 million that was received in December 2012.

Net cash used in investing activities decreased to $26.5 million for the fiscal year ended June 30, 2014 from $105.9 million for the fiscal year June 30, 2013. This decrease was primarily due to cash used for the acquisition of UCS in July 2012 totaling $69.7 million (net of cash acquired totaling $0.7 million) and decreased capital expenditures during the fiscal year ended June 30, 2014. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.

Net cash used in financing activities was $24.0 million for the fiscal year ended June 30, 2014 compared to $24.1 million of net cash provided by financing activities for the fiscal year ended June 30, 2013. We borrowed $70.0 million to finance the UCS acquisition during the fiscal year ended June 30, 2013. On December 4, 2012, we announced that our board of directors declared a special cash dividend of $1.00 per share on our common stock totaling approximately $35.2 million. The dividend was payable to shareholders of record as of December 14, 2012 and was paid on December 21, 2012. The funds for the dividend were initially borrowed from our revolving credit facility but were repaid before December 31, 2012 from cash received from customers related to storm activity. In May 2013, we repurchased 3,661,327 shares of our common stock at a price of $10.925 per share, or $40 million, from LGB Pike II LLC. We funded the share repurchase with available cash and borrowings under our revolving credit facility, and the shares were repurchased and cancelled on May 21, 2013. See Note 7, “Shareholders’ Equity,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report for further details.

Changes in Cash Flows: Fiscal 2013 Compared to Fiscal 2012

	Fiscal Year Ended June 30,
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

We received a refund from the commercial insurance carrier that administers our partially self-insured individual workers’ compensation, vehicle and general liability insurance programs for retrospective premium payment adjustments of $5.5 million in December 2012, which is included in net cash provided by operating activities for the fiscal year ended June 30, 2013. These refunds are included in changes in insurance and claims accruals. Retrospective adjustments have historically been prepared annually on a “paid-loss” basis by our commercial insurance carrier. The prior fiscal year retrospective premium payment adjustment from our commercial insurance carrier resulted in a refund totaling $3.5 million that was received in August 2011.

Net cash used in investing activities increased to $105.9 million for the fiscal year ended June 30, 2013 from $45.5 million for the fiscal year ended June 30, 2012. This increase was primarily due to cash used for the acquisition of UCS in July 2012 totaling $69.7 million (net of cash acquired totaling $0.7 million), and increased capital expenditures. Capital expenditures for both years consisted primarily of purchases of vehicles and equipment used to service our customers.

Net cash provided by financing activities increased to $24.1 million for the fiscal year ended June 30, 2013 compared to $21.1 million for the fiscal year ended June 30, 2012. On August 24, 2011, we entered into a $200.0 million revolving credit facility that replaced our prior credit facility of which $113.0 million was outstanding under our prior credit facility and accrued interest totaling $0.3 million was paid off at that time. Total costs associated with the existing revolving credit facility were approximately $1.8 million which are being capitalized and amortized over the term of the agreement using the effective interest method. On June 27, 2012, we exercised the accordion feature of the revolving credit facility and entered into a commitment increase agreement with our lenders thereby increasing the lenders’ commitments by $75.0 million, from $200.0 million to $275.0 million. We borrowed $70.0 million to finance the UCS acquisition during the fiscal year ended June 30, 2013. On December 4, 2012, we announced that our board of directors had declared a special cash dividend of $1.00 per share on our common stock totaling $35.2 million. The dividend was payable to shareholders of record as of December 14, 2012 and was paid on December 21, 2012. In May 2013, we repurchased 3,661,327 shares of our common stock at a price of $10.925 per share, or $40 million, from LGB Pike II LLC. We funded the share repurchase with available cash and borrowings under our revolving credit facility, and the shares were repurchased and cancelled on May 21, 2013. See Note 7, “Shareholders’ Equity,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report for further details.

Capital Expenditures

We routinely invest in vehicles, equipment and technology. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. Capital expenditures were $32.4 million, $40.3 million and $33.9 million for fiscal 2014, 2013 and 2012, respectively. Capital expenditures for all periods consisted primarily of purchases of vehicles and equipment used to service our customers. As of June 30, 2014, we had no material outstanding commitments for capital expenditures.

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

	Fiscal Year Ended June 30,
	2014	2013
	(in millions)
Net income	$13.7	$36.2
Adjustments:
Interest expense	8.2	7.4
Income tax expense	9.3	24.6
Depreciation and amortization	39.5	41.4

EBITDA	$70.7	$109.6

EBITDA decreased 35.5% to $70.7 million for the fiscal year ended June 30, 2014 from $109.6 million for the fiscal year ended June 30, 2013. The decreased EBITDA was primarily due to a significantly lower level of storm activity compared to the prior fiscal year.

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

Our revolving credit facility contains a number of other affirmative and restrictive covenants, including limitations on dissolutions, sales of assets, investments, and indebtedness and liens. On December 17, 2013, we entered into an amendment to our revolving credit facility to restate the leverage covenant ratio. Total costs associated with this amendment were approximately $419,000, which are capitalized and being amortized over the term of the debt using the effective interest method. Our revolving credit facility includes a requirement that we maintain (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our revolving credit facility; measured on a trailing four-quarter basis), of no more than 4.00 to 1.00 as of the last day of each fiscal quarter, declining to 3.75 on June 30, 2014 and declining to 3.50 on September 30, 2014 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in our revolving credit facility) of at least 1.25 to 1.00. At June 30, 2014, we were in compliance with such covenants with a leverage ratio and a fixed charge coverage ratio of 2.69 and 1.90, respectively.

Contractual Obligations and Other Commitments

As of June 30, 2014, our contractual obligations and other commitments were as follows:

	Payment Obligations by Fiscal Year Ended June 30,
	Total	2015	2016	2017	2018	2019	Thereafter
	(in millions)
Long-term debt obligations (1)	$197.0	$—	$197.0	$—	$—	$—	$—
Interest payment obligations (2)	8.1	7.0	1.1	—	—	—	—
Operating lease obligations	81.5	18.9	17.5	14.9	13.0	8.9	8.3
Purchase obligations (3)	30.3	30.3	—	—	—	—	—
Deferred compensation (4)	6.6	—	—	2.1	—	—	4.5

Total	$323.5	$56.2	$215.6	$17.0	$13.0	$8.9	$12.8

(1)	Includes only obligations to pay principal, not interest expense.

(2)	Represents estimated interest payments to be made on our variable rate debt. All interest payments assume that principal payments are made as originally scheduled. Interest rates utilized to determine interest payments for variable rate debt are based upon our current interest rate and include the impact of our interest rate swaps. For more information, see Note 6, “Debt,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report for further details.

(3)	Represents purchase obligations related to materials and subcontractor services for customer contracts.

(4)	For a description of the deferred compensation obligation, see Note 15, “Deferred Compensation,” of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report for further details

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

Letters of Credit

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. We use our revolving credit facility to issue letters of credit. As of June 30, 2014, we had $4.0 million of standby letters of credit issued under our revolving credit facility primarily for insurance and bonding purposes. Our ability to obtain letters of credit under the revolving portion of our revolving credit facility is conditioned on our continued compliance with the affirmative and negative covenants of our revolving credit facility.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2014, we had $106.1 million in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future.

Pike Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) related to revenue from contracts with customers which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect the ASU will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are intended to be “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on current expectations, estimates, forecasts and projections about us and the industry in which we operate and management’s beliefs and assumptions. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Business—Overview,” “- Industry Overview,” “- Our Growth Strategy,” “- Competitive Strengths,” “-Competition,” “- Customers,” “- Employees,” “- Equipment,” “- Proprietary Rights,” “- Government Regulation,” “- Environmental Matters,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

•

our belief that there are significant growth opportunities for our business and the services we provide due to the required future investment in transmission and distribution infrastructure, the expanded development of energy sources, the increased outsourcing of utility infrastructure services and the rebound in residential development;

•	our expectation that we will benefit from the development of new sources of electric power generation;

•

our belief that a majority of utility infrastructure services are still conducted in-house and that our customers, especially investor-owned electric utilities, will expand outsourcing of utility infrastructure services over time;

•	our belief that residential development, which was negatively impacted during 2008 to 2011, is rebounding;

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

•

our belief that we have a unique and strong competitive position in the markets in which we operate resulting from a number of factors, including: (i) our position as a leading provider of energy and communication solutions; (ii) our attractive, contiguous presence in key geographic markets; (iii) our long-standing relationships across a high-quality customer base; (iv) our outsourced services-based business model; (v) our position as a recognized leader in storm-related capabilities; and (vi) our experienced operations management team with extensive relationships;

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

•

our belief that our construction and engineering footprint includes the areas of the U.S. power grid that are the most susceptible to damage caused by severe weather, such as hurricanes, tornadoes, tropical storms, ice storms and wind storms;

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

•

our belief that the capability of our maintenance team to operate 24 hours a day, both at maintenance centers and in the field, and provide high-quality custom repair work and expedient service in maintaining a fleet poised for mobilization gives us a competitive advantage, with stronger local presence, lower fuel costs and more efficient equipment maintenance;

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

•

our expectation that our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance, and our belief that this is subject to a certain extent to general economic, financial, competitive, legislative, regulatory and other factors beyond our control;

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

•	our belief that the financial institutions with whom we maintain substantially all of our cash investments are high credit quality financial institutions;

•	our expectation that the net amount of the existing losses in OCI at June 30, 2014 reclassified into net income over the next twelve months will be approximately $119,000; and

•	our belief that any future indemnity claims against us would not have a material adverse effect on our results of operations, financial position or cash flows.

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

We periodically enter into interest rate swaps to decrease our exposure to interest rate volatility. We currently have five active interest rate swaps with notional amounts totaling $95 million each ranging from $10 million to $25 million. Fixed rates range from 0.40% to 0.45%. Based on our leverage ratio and the one-month LIBOR rate at June 30, 2014, these swap agreements effectively fix the interest rate at 3.46% for $95 million of our revolving credit facility. The fair value of the interest rate swaps at June 30, 2014 was reflected on the balance sheet in accrued expenses and other for $0.2 million.

Diesel Fuel Risk

We have a large fleet of vehicles and equipment that primarily use diesel fuel. As a result, we have market risk for changes in diesel fuel prices. If diesel prices rise, our gross profit and operating income could be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers.

We periodically enter into diesel fuel swaps and fixed-price forward contracts to decrease our price volatility. As of June 30, 2014, approximately 56% of our diesel fuel usage was hedged primarily over the next twelve months with prices ranging from $3.86 to $3.99 per gallon at a weighted-average price of $3.90 per gallon. Our goal is to maintain our hedged positions at 40% to 60% of our annual volumes on a rolling basis. The fair value of the diesel fuel swaps at June 30, 2014 was reflected on the balance sheet in prepaid expenses and other for $0.1 million.

Based on our projected fuel usage for fiscal 2015 and after including the impact of our active diesel fuel swaps, a $0.50 change in the price per gallon of diesel fuel would change our annual cost of operations by approximately $1.5 million. Actual changes in costs of operations may differ materially from the hypothetical assumptions used in computing this exposure.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of June 30, 2014.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting. KPMG LLP has issued their report on the effectiveness of internal control over financial reporting, which is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Pike Corporation

We have audited the accompanying consolidated balance sheet of Pike Corporation as of June 30, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2013. Our audits also included the financial statement schedule for each of the two years in the period ended June 30, 2013 listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pike Corporation at June 30, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information for each of the two years ended June 30, 2013 set forth therein.

/s/ Ernst & Young LLP

Charlotte, North Carolina

September 4, 2013,

except for Note 19, as to which the date is

September 12, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Pike Corporation:

We have audited the accompanying consolidated balance sheet of Pike Corporation and subsidiaries as of June 30, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended June 30, 2014. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule “Valuation and Qualifying Accounts”. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pike Corporation and subsidiaries as of June 30, 2014, and the results of their operations and their cash flows for the year ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pike Corporation’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Greensboro, North Carolina

September 12, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Pike Corporation:

We have audited Pike Corporation’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pike Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Pike Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pike Corporation and subsidiaries as of June 30, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended June 30, 2014, and our report dated September 12, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Greensboro, North Carolina

September 12, 2014

PIKE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	June 30,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$989	$2,578
Accounts receivable from customers, net	96,850	104,585
Costs and estimated earnings in excess of billings on uncompleted contracts	85,563	71,248
Inventories	12,373	14,396
Prepaid expenses and other	7,029	9,914
Deferred income taxes	10,304	8,720

Total current assets	213,108	211,441
Property and equipment, net	177,743	179,928
Goodwill	153,668	153,668
Other intangibles, net	67,463	74,841
Deferred loan costs, net	1,111	1,561
Other assets	3,059	2,335

Total assets	$616,152	$623,774

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$34,961	$33,500
Accrued compensation	26,697	30,468
Billings in excess of costs and estimated earnings on uncompleted contracts	6,007	6,235
Accrued expenses and other	10,269	5,908
Current portion of insurance and claim accruals	10,372	12,121

Total current liabilities	88,306	88,232
Revolving credit facility	197,000	221,000
Insurance and claim accruals, net of current portion	4,720	4,958
Deferred compensation, net of current portion	7,415	6,431
Deferred income taxes	56,392	58,402
Other liabilities	3,625	2,916
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 31,939 and 31,719 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively	6,425	6,424
Additional paid-in capital	180,255	176,988
Accumulated other comprehensive loss, net of taxes	(119)	(47)
Retained earnings	72,133	58,470

Total shareholders’ equity	258,694	241,835

Total liabilities and shareholders’ equity	$616,152	$623,774

The accompanying notes are an integral part of these consolidated financial statements.

PIKE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2014	2013	2012

Revenues	$810,660	$918,691	$685,169
Cost of operations	706,929	771,475	593,478

Gross profit	103,731	147,216	91,691
General and administrative expenses	74,894	75,579	66,219
Secondary offering and other related costs	—	4,138	—
Gain on sale of property and equipment	(1,968)	(584)	(626)

Income from operations	30,805	68,083	26,098
Other expense (income):
Interest expense	8,187	7,384	7,304
Other, net	(349)	(127)	(63)

Total other expense	7,838	7,257	7,241

Income before income taxes	22,967	60,826	18,857
Income tax expense	9,304	24,633	7,974

Net income	$13,663	$36,193	$10,883

Earnings per share:
Basic	$0.43	$1.04	$0.31

Diluted	$0.42	$1.03	$0.31

Weighted average shares used in computing earnings per share:
Basic	31,830	34,777	34,678

Diluted	32,191	35,057	35,111

Dividends per share:	$—	$1.00	$—

The accompanying notes are an integral part of these consolidated financial statements.

PIKE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Year Ended June 30,
	2014	2013	2012

Net income	$13,663	$36,193	$10,883
Other comprehensive (loss) income:
Interest rate cash flow hedges:
Change in fair value arising during the year, net of income taxes of ($131), ($82) and ($11), respectively	(205)	(129)	(17)
Reclassification adjustments included in net income, net of income taxes of $85, $52 and $125, respectively	133	82	195

Total other comprehensive (loss) income	(72)	(47)	178

Comprehensive income	$13,591	$36,146	$11,061

The accompanying notes are an integral part of these consolidated financial statements.

PIKE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity

Balance, June 30, 2011	33,666	$6,427	$161,586	$(178)	$86,554	$254,389
Employee stock compensation plans, net	403	—	3,212	—	—	3,212
Issuance of common stock in connection with Pine Valley Power, Inc. acquisition	983	1	8,262	—	—	8,263
Comprehensive income:
Net income	—	—	—	—	10,883	10,883
Gain on derivative instruments, net of income taxes of $114	—	—	—	178	—	178

Total comprehensive income	—	—	—	178	10,883	11,061

Balance, June 30, 2012	35,052	$6,428	$173,060	$—	$97,437	$276,925
Employee stock compensation plans, net	328	—	3,928	—	—	3,928
Special cash dividend declared and paid	—	—	—	—	(35,164)	(35,164)
Repurchase and retirement of common stock	(3,661)	(4)	—	—	(39,996)	(40,000)
Comprehensive income:
Net income	—	—	—	—	36,193	36,193
Loss on derivative instruments, net of income taxes of ($30)	—	—	—	(47)	—	(47)

Total comprehensive income	—	—	—	(47)	36,193	36,146

Balance, June 30, 2013	31,719	$6,424	$176,988	$(47)	$58,470	$241,835
Employee stock compensation plans, net	220	1	3,267	—	—	3,268
Comprehensive income:
Net income	—	—	—	—	13,663	13,663
Loss on derivative instruments, net of income taxes of ($46)	—	—	—	(72)	—	(72)

Total comprehensive income	—	—	—	(72)	13,663	13,591

Balance, June 30, 2014	31,939	$6,425	$180,255	$(119)	$72,133	$258,694

The accompanying notes are an integral part of these consolidated financial statements.

PIKE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended June 30,
	2014	2013	2012
Cash flows from operating activities:
Net income	$13,663	$36,193	$10,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,503	41,431	38,254
Non-cash interest expense	1,123	994	2,698
Deferred income taxes	(3,470)	(1,150)	(952)
Gain on sale of property and equipment	(1,968)	(584)	(626)
Equity compensation expense	3,481	3,684	3,925
Excess tax benefit from stock-based compensation	(123)	(117)	(696)
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(6,580)	(5,083)	(24,047)
Inventories, prepaid expenses and other	3,626	264	388
Insurance and claim accruals	(1,987)	1,598	(3,666)
Accounts payable and other	1,618	5,555	1,197
Deferred compensation	—	—	(1,659)

Net cash provided by operating activities	48,886	82,785	25,699

Cash flows from investing activities:
Purchases of property and equipment	(32,224)	(40,355)	(33,852)
Business acquisitions, net of cash acquired	—	(69,654)	(16,806)
Net proceeds from sale of property and equipment	5,704	4,088	5,110

Net cash used in investing activities	(26,520)	(105,921)	(45,548)

Cash flows from financing activities:
Principal payments on long-term debt	—	—	(99,000)
Borrowings under prior revolving credit facility	—	—	37,700
Repayments under prior revolving credit facility	—	—	(37,700)
Borrowings under existing revolving credit facility	149,500	370,000	217,420
Repayments under existing revolving credit facility	(173,500)	(272,000)	(94,420)
Special cash dividend declared and paid	—	(35,164)	—
Repurchase of common stock	—	(40,000)	—
Stock option and employee stock purchase activity, net	341	1,297	(1,001)
Excess tax benefit from stock-based compensation	123	117	696
Deferred loan costs	(419)	(137)	(2,556)

Net cash (used in) provided by financing activities	(23,955)	24,113	21,139

Net (decrease) increase in cash and cash equivalents	(1,589)	977	1,290
Cash and cash equivalents beginning of year	2,578	1,601	311

Cash and cash equivalents end of year	$989	$2,578	$1,601

The accompanying notes are an integral part of these consolidated financial statements.

PIKE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the fiscal years ended June 30, 2014, 2013 and 2012

(in thousands, except per share amounts)

1.	Organization and Business

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

As used in this section, unless the context requires otherwise, the terms “Pike,” the “Company,” “we,” “us” and “our” refer to Pike Corporation and its subsidiaries and all predecessors of Pike Corporation and its subsidiaries.

We are one of the largest providers of construction and engineering services for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from a specialty non-unionized contractor for electric utilities focused on the distribution sector in the southeastern United States to one of the nation’s largest specialty construction and engineering firms servicing over 300 customers. Our comprehensive suite of energy and communication solutions includes facilities planning and siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems, including renewables (primarily ground-based) and utility-grade solar construction projects, and storm-related services. As a result of the acquisition of Synergetic Design Holdings, Inc. and its subsidiary UC Synergetic, Inc. (together “UCS”) expanding the size and scope of our engineering business, we decided in the first quarter of fiscal 2013 to change our reportable segments. As a result of these changes, we operated our business as two reportable segments: Construction and All Other Operations. On January 1, 2014, as part of the integration of our engineering businesses, Synergetic Design Holdings, Inc. merged with and into Pike Enterprises, Inc., a wholly-owned subsidiary of the Company, and UC Synergetic, Inc. merged with and into Pike Energy Solutions, LLC, the surviving entity of which was named UC Synergetic, LLC. In order to properly align our segments with our current financial reporting structure, we changed the name of our All Other Operations segment to Engineering. Prior fiscal year segment information has been revised to conform to the current-year presentation. See Note 19 for further information on our segments.

We monitor revenue by two categories of services: core and storm-related. We use this breakdown because core services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance needs, and storm-related revenues represent additional revenue opportunities that depend on weather conditions.

The following table sets forth our revenue by type of service for the fiscal years indicated:

	Fiscal Year Ended June 30,
	2014		2013		2012
Core services	$743,229	91.7%	$751,364	81.8%	$614,623	89.7%
Storm-related services	67,431	8.3%	167,327	18.2%	70,546	10.3%

Total	$810,660	100.0%	$918,691	100.0%	$685,169	100.0%

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Pike Corporation and its wholly-owned subsidiaries. All intercompany amounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the amounts reported in these notes to consolidated financial statements for the prior years to conform to the current year presentation.

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

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts that represents an estimate of uncollectible accounts receivable. The determination of the allowance includes certain judgments and estimates including our customers’ willingness or ability to pay and our ongoing relationship with the customer. In certain instances, primarily relating to storm-related work and other high-volume billing situations, billed amounts may differ from ultimately collected amounts. We incorporate our historical experience with our customers into the estimation of the allowance for doubtful accounts. These amounts are continuously monitored as additional information is obtained. Accounts receivable are primarily due from customers located within the United States and include balances billed to customers pursuant to retainage provisions in certain contracts that are due upon completion of the contracts and acceptance by the customer. These amounts are generally collected within one year. Any material change in our customers’ business or cash flows could affect our ability to collect amounts due. Receivable amounts pertaining to retainage provisions with customers totaled $2,458 and $7,527 at June 30, 2014 and 2013, respectively.

Accounts receivable from customers, net and costs and estimated earnings in excess of billings on uncompleted contracts included allowances for doubtful accounts of $5,531 and $1,894 at June 30, 2014 and 2013, respectively. We recorded bad debt expense (recovery) of $1,251, ($54) and 43 for fiscal 2014, 2013 and 2012, respectively.

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

Goodwill and Other Intangible Assets

We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units as of the first day of our fourth fiscal quarter. For purposes of our fiscal 2014 analysis, we had four reporting units: non-union construction, union construction, energy delivery engineering and telecom engineering. In evaluating reporting units, we first consider our operating segments and related components in accordance with U.S. GAAP. We allocate goodwill to the reporting units that are expected to benefit from the synergies of the business combinations generating the goodwill. We apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair values of the reporting units to their carrying amounts, including goodwill. If the carrying amount of any reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded.

We determined the fair value of our reporting units based on the income approach, using a discounted cash flow model. The income approach was used because it has a more direct correlation to the specific economics of the reporting units than the market approach, which considers comparable companies and transactions that are comparable to the Company as a whole, but are not as comparable to the individual reporting units in terms of size, operational diversity, and geographic diversity. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects our best estimate of the weighted-average cost of capital of a market participant, and is adjusted for appropriate risk factors. We perform sensitivity tests with respect to growth rates and discount rates used in the income approach.

For our annual impairment analysis, we relied solely on the income approach. The income approach was used because it has a more direct correlation to the specific economics of the reporting units than the market approach which is based on multiples of companies that, although comparable to the Company as a whole, may not have the exact same risk factors as our reporting units and are not as comparable to the individual reporting units in terms of size, operational diversity and geographic diversity. The analysis indicated that, as of the first day of our fourth fiscal quarter, the fair values of each of our reporting units exceeded their respective carrying values in excess of 10%. For our analysis, we also considered various elements of an implied control premium in assessing the reasonableness of the reconciliation of the summation of the fair values of the invested capital of our four reporting units (with appropriate consideration of the interest bearing debt) to the Company’s overall market capitalization and our net book value. This analysis included (i) the current control premium being paid for companies with a similar market capitalization and within similar industries and (ii) certain synergies that a market participant buyer could realize, such as the elimination of potentially redundant costs. Based on this analysis, management determined that the resulting control premium implied in the annual impairment analysis was approximately 10%, which was within a reasonable range of current market conditions. Based on our annual impairment analysis, we concluded that goodwill was not impaired.

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

Insurance and Claim Accruals

The insurance and claim accruals are based on known facts, actuarial estimates and historical trends. We are partially self-insured for individual workers’ compensation, vehicle and general liability, and health insurance claims. To mitigate a portion of these risks, we maintain commercial insurance for individual workers’ compensation and vehicle and general liability claims exceeding $1,000. We also maintain commercial insurance for health insurance claims exceeding $500 per person on an annual basis. We determine the amount of our loss reserves and loss adjustment expenses for self-insured claims based on analyses prepared quarterly that use both company-specific and industry data, as well as general economic information. Our estimates for insurance loss exposures require us to monitor and evaluate our insurance claims throughout their life cycles. Using this data and our assumptions about the emerging trends, we estimate the size of ultimate claims. Our most significant assumptions in forming our estimates include the trend in loss costs, the expected consistency with prior fiscal year claims of the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. We also monitor the reasonableness of the judgments made in the prior fiscal year’s estimates and adjust current year assumptions based on that analysis.

For the fiscal years ended June 30, 2014, 2013 and 2012, respectively, health care and casualty insurance and claims expense was $31,839, $33,313 and $32,545, respectively, and was included in cost of operations and general and administrative expenses in the consolidated statements of income.

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

Advertising and Promotion Costs

We expense advertising and promotion costs as incurred and these costs are included as a component of general and administrative expenses. Advertising and promotion costs for the fiscal years ended June 30, 2014, 2013 and 2012 were $505, $659 and $813, respectively.

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

Deferred Loan Costs

Deferred loan costs are being amortized over the term of the related debt using the effective-interest method. Accumulated amortization was $2,002 and $1,133 at June 30, 2014 and 2013, respectively. Amortization expense was $869, $751 and $2,386 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. We also wrote-off approximately $1,700 of unamortized deferred loan costs as additional interest expense related to the prior credit facility in August 2011. Total deferred loan costs associated with entering into our existing revolving credit facility were approximately $1,800. We also capitalized deferred loan costs totaling approximately $138 and $823 for the fiscal years ended June 30, 2013 and 2012, respectively, relating to our accordion loan feature of our existing revolving credit facility exercised on June 27, 2012 and amounts borrowed to fund the UCS acquisition on July 2, 2012. On December 17, 2013, we entered into an amendment to our revolving credit facility to restate the leverage covenant ratio. Total costs associated with this amendment were approximately $419 for the fiscal year ended June 30, 2014.

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

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) related to revenue from contracts with customers which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect the ASU will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

We completed our analysis of the valuation of the acquired assets and liabilities assumed of UCS during the fiscal year ended June 30, 2013. In June 2013, we recorded additional adjustments increasing goodwill and deferred income taxes totaling $11 to accurately reflect the amounts recognized as of the acquisition date. The purchase price of $69,654 has been allocated to the assets acquired and liabilities assumed at the effective date of the acquisition based on estimated fair values as summarized in the following table:

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

The financial results of the operations of UCS have been included in our consolidated financial statements since the date of the acquisition and represent revenue of $77,253 and net income of $3,469 for the fiscal year ended June 30, 2013. The following unaudited pro forma condensed statement of income data gives effect to the acquisition of UCS as if it had occurred on July 1, 2011. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the fiscal years presented. Pro forma results for the fiscal year ended June 30, 2012 excludes non-recurring charges primarily related to seller transaction expenses prior to the acquisition totaling approximately $2,900.

	Fiscal Year Ended June 30,
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

The intangible assets recognized are attributable to customer relationships totaling $8,005, non-compete agreements with the seller totaling $1,829 and a trademark totaling $238, and are being amortized over fifteen, five and five years, respectively. All changes in goodwill for the fiscal year ended June 30, 2013 are related to purchase price allocation adjustments for Pine Valley. The goodwill recognized is attributable primarily to expected synergies and is amortizable for tax purposes over a period of 15 years.

The financial results of the operations of Pine Valley have been included in our consolidated financial statements since the date of the acquisition and represent revenue of $18,851 and net loss of $3 for the fiscal year ended June 30, 2012. The following unaudited pro forma condensed statement of income data gives effect to the acquisition of Pine Valley as if it had occurred on July 1, 2010. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the fiscal years presented.

	Fiscal Year Ended June 30,
	2012	2011
Revenues	$686,980	$618,980

Net income	$10,994	$6,251

Basic earnings per common share	$0.32	$0.19

Diluted earnings per common share	$0.31	$0.18

4.	Property and Equipment

Property and equipment is comprised of the following:

	Estimated Useful Lives in Years	June 30,
		2014	2013
Land	—	$2,705	$2,964
Buildings	15-39	27,269	27,415
Vehicles	5-12	244,029	237,127
Machinery and equipment	3-19	72,895	79,055
Office equipment, furniture and software	3-7	39,665	30,540

Total		386,563	377,101
Accumulated depreciation		(208,820)	(197,173)

Property and equipment, net		$177,743	$179,928

Depreciation expense for the fiscal years ended June 30, 2014, 2013 and 2012 was $32,125, $32,855 and $33,445, respectively.

Expenses for maintenance and repairs of property and equipment were $36,990, $36,302 and $34,510 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Amounts reported as gain on sale and impairment of property and equipment relate primarily to the sale of aging, damaged or excess fleet equipment. Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market. The carrying value of assets held for sale was $72 and $175 at June 30, 2014 and 2013, respectively, and is included in prepaid expenses and other in the consolidated balance sheets. All of the assets held for sale are expected to be sold within twelve months.

5.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for fiscal year 2014 and 2013 are as follows:

	Construction	Engineering	Total Goodwill
Goodwill at June 30, 2012	$113,110	$9,822	$122,932

Acquisition of UCS	—	30,736	30,736

Goodwill at June 30, 2013	$113,110	$40,558	$153,668

	—	—	—

Goodwill at June 30, 2014	$113,110	$40,558	$153,668

See Note 19 for details pertaining to the Company’s reportable segments.

We have recorded no impairment losses related to goodwill and have no intangible assets with indefinite lives other than goodwill.

Other amortizable intangible assets are comprised of:

	Customer Relationships		Non-Compete Agreements		Trademarks		Total
	June 30,		June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013	2014	2013

Gross carrying value	$92,711	$92,711	$3,629	$11,719	$4,838	$4,838	$101,178	$109,268

Accumulated amortization	(30,427)	(24,382)	(2,269)	(9,393)	(1,019)	(652)	(33,715)	(34,427)

Net intangible assets	$62,284	$68,329	$1,360	$2,326	$3,819	$4,186	$67,463	$74,841

Weighted-average useful life (years)	20.6	20.6	4.0	6.1	17.4	17.4	19.9	18.9

Amortization expense related to intangible assets for the fiscal years ended June 30, 2014, 2013 and 2012 was $7,378, $8,576 and $4,809, respectively.

Estimated future amortization expense related to intangible assets is as follows:

Fiscal Year Ended June 30,	Amount
2015	$7,268
2016	6,415
2017	5,705
2018	5,482
2019	5,383
Thereafter	37,210

Total	$67,463

6.	Debt

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

Borrowings under our revolving credit facility bear interest at a variable rate at our option of either (i) the Base Rate, defined as the greater of the Prime Rate (as defined in our revolving credit facility), the Federal Funds Effective Rate (as defined in our revolving credit facility) plus 0.50% or LIBOR plus 1.00%, plus a margin ranging from 0.50% to 1.50% or (ii) LIBOR plus a margin ranging from 2.00% to 3.00%. The margins are applied based on our leverage ratio, which is computed quarterly. The margins are applied based on our leverage ratio, which is computed quarterly. At June 30, 2014 and 2013, the Base Rate margin was 1.50% and 0.75% and the LIBOR margin was 3.00% and 2.25%, respectively. At June 30, 2014 and 2013, our Base Rate was 4.75% and 4.00% and the adjusted LIBOR rate was 3.19% and 2.5%, respectively.

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

As of June 30, 2014, we had $197,000 in borrowings and our availability under our revolving credit facility was $74,000 (after giving effect to $4,000 of outstanding standby letters of credit).

Cash paid for interest expense totaled $6,763, $6,389 and $4,285 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Interest costs capitalized for the fiscal years ended June 30, 2014, 2013 and 2012 were $12, $12 and $47, respectively.

7.	Shareholders’ Equity

Special Dividend

On December 4, 2012, we announced that our board of directors declared a special cash dividend of $1.00 per share on our common stock totaling $35,164. The dividend was payable to shareholders of record as of December 14, 2012 and was paid on December 21, 2012.

Secondary Offering and Concurrent Share Repurchase

On May 13, 2013, we entered into a share repurchase agreement with LGB Pike II LLC (the “Selling Shareholder”), pursuant to which we agreed to purchase $40,000 of our common stock from the Selling Shareholder concurrently with the closing of an underwritten public offering by the Selling Shareholder of 8,000 shares of our common stock at the price at which the shares of common stock were sold to the public in the offering, less the underwriting discount, or $10.925 per share (the “Repurchase Agreement”). We funded the share repurchase with available cash and borrowings under our revolving credit facility, and the shares were repurchased and cancelled on May 21, 2013. The excess of the repurchase price over our common stock par value was charged against retained earnings. We did not receive any proceeds from the sale of shares in the secondary offering and were obligated to conduct such offering and pay the expenses related thereto pursuant to that certain Stockholders Agreement, dated April 18, 2002, as amended, among the Company and certain shareholders. We incurred fees and expenses totaling $4,138 in connection with the secondary equity offering, the concurrent share repurchase and a special committee of our board of directors. This amount is shown as a separate operating expense in the consolidated statements of income for the fiscal year ended June 30, 2013; $2,464 of the offering expenses are non-deductible for income tax purposes.

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

Effective January 2013, we entered into an interest rate swap agreement (the “January 2013 Swap”), with a notional amount of $10,000, to help manage a portion of our interest risk related to our floating-rate debt. Under the January 2013 Swap, we pay a fixed rate of 0.42% and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The January 2013 Swap qualified for hedge accounting and is designated as a cash flow hedge. There was no hedge ineffectiveness for the January 2013 Swap for the fiscal years ended June 30, 2014 and 2013. The swap will expire in June 2015.

Effective December 2012, we entered into two interest rate swap agreements (the “December 2012 Swaps”), with notional amounts of $10,000 and $25,000, respectively, to help manage a portion of our interest risk related to our floating-rate debt. Under the December 2012 Swaps, we pay fixed rates of 0.42% and 0.45%, respectively, and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The December 2012 Swaps qualified for hedge accounting and are designated as cash flow hedges. There was no hedge ineffectiveness for the December 2012 Swaps for the fiscal years ended June 30, 2014 and 2013. These swaps will expire in June 2015.

Effective September 2012, we entered into two interest rate swap agreements (the “September 2012 Swaps”), each with notional amounts of $25,000, to help manage a portion of our interest risk related to our floating-rate debt. Under the September 2012 Swaps, we pay fixed rates of 0.40% and 0.42%, respectively, and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The September 2012 Swaps qualified for hedge accounting and are designated as cash flow hedges. There was no hedge ineffectiveness for the September 2012 Swaps for the fiscal years ended June 30, 2014 and 2013. These swaps will expire in February and March 2015, respectively.

Effective May 2010, we entered into an interest rate swap agreement (the “May 2010 Swap”), with a notional amount of $20,000, to help manage a portion of our interest risk related to our floating-rate debt. The May 2010 Swap expired in May 2012. Under the May 2010 Swap, we paid a fixed rate of 1.1375% and received a rate equivalent to the 30-day LIBOR, adjusted monthly. The May 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the May 2010 Swap for the fiscal year ended June 30, 2012.

Effective June 2010, we entered into an interest rate swap agreement (the “June 2010 Swap”), with a notional amount of $20,000, to help manage a portion of our interest risk related to our floating-rate debt. The June 2010 Swap expired in June 2012. Under the June 2010 Swap, we paid a fixed rate of 1.0525% and received a rate equivalent to the 30-day LIBOR, adjusted monthly. The June 2010 Swap qualified for hedge accounting and was designated as a cash flow hedge. There was no hedge ineffectiveness for the June 2010 Swap for the fiscal year ended June 30, 2012.

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

We periodically enter into diesel fuel swaps and fixed-price forward contracts to decrease our price volatility. We currently hedge approximately 56% of our diesel fuel usage primarily over the next twelve months with prices ranging from $3.86 to $3.99 per gallon at a weighted-average price of $3.90 per gallon. We are not currently utilizing hedge accounting for any active diesel fuel derivatives.

Balance Sheet and Statement of Operations Information

The fair value of derivatives at June 30, 2014 and 2013 is summarized in the following table:

		Asset Derivatives at June 30, 2014			Liability Derivatives at June 30, 2014
	Balance Sheet Location	Gross Fair Value of Recognized Assets	Gross Fair Value Offset	Net Fair Value	Gross Fair Value of Recognized Liabilities	Gross Fair Value Offset	Net Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other	$—	$—	$—	$(195)	$—	$(195)

Total derivatives designated as hedging instruments		$—	$—	$—	$(195)	$—	$(195)

Derivatives not designated as hedging instruments:
Diesel fuel swaps	Prepaid expenses and other	$167	$(21)	$146	$(21)	21	$—

Total derivatives not designated as hedging instruments		$167	$(21)	$146	$(21)	21	$—

Total derivatives		$167	$(21)	$146	$(216)	21	$(195)

		Asset Derivatives at June 30, 2013			Liability Derivatives at June 30, 2013
	Balance Sheet Location	Gross Fair Value of Recognized Assets	Gross Fair Value Offset	Net Fair Value	Gross Fair Value of Recognized Liabilities	Gross Fair Value Offset	Net Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other	$—	$—	$—	$(77)	$—	$(77)

Total derivatives designated as hedging instruments		$—	$—	$—	$(77)	$—	$(77)

Derivatives not designated as hedging instruments:
Diesel fuel swaps	Accrued expenses and other	$22	$(22)	$—	$(316)	$22	$(294)

Total derivatives not designated as hedging instruments		$22	$(22)	$—	$(316)	$22	$(294)

Total derivatives		$22	$(22)	$—	$(393)	$22	$(371)

The effects of derivative instruments, net of tax, on the consolidated statements of income for the fiscal years ended June 30, 2014 and 2013 are summarized in the following tables:

Derivatives designated as cash flow hedging instruments:

	Amount of Loss Recognized in OCI (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Earnings	Amount of Loss Reclassified from Accumulated OCI into Earnings
Fiscal Year Ended June 30,	2014	2013		2014	2013
Interest rate swaps	$(72)	$(47)	Interest expense	$(133)	$(82)

Total	$(72)	$(47)		$(133)	$(82)

Derivatives not designated as cash flow hedging instruments:

	Location of Gain (Loss) Recognized in Earnings	Amount of Gain (Loss) Recognized in Earnings
Fiscal Year Ended June 30,		2014	2013
Diesel fuel swaps	Cost of operations	$440	$1,294

Total		$440	$1,294

For the fiscal years ended June 30, 2014, 2013 and 2012, there were no reclassifications to earnings due to hedged firm commitments no longer deemed probable or due to hedged forecasted transactions that had not occurred by the end of the originally specified time period.

Accumulated OCI

For the interest rate swaps, the following table summarizes the net derivative gains or losses, net of taxes, deferred into accumulated OCI and reclassified to income (loss) for the fiscal years indicated below.

	Fiscal Year Ended June 30,
	2014	2013
Net accumulated derivative loss deferred at beginning of period	$(47)	$—
Change in fair value	(205)	(129)
Reclassification to net income	133	82

Net accumulated derivative loss deferred at end of period	$(119)	$(47)

The estimated net amount of the existing losses in OCI at June 30, 2014 expected to be reclassified into net income over the next twelve months is approximately $119. This amount was computed using the fair value of the cash flow hedges at June 30, 2014 and will differ from actual reclassifications from OCI to net income during the next twelve months.

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

As of June 30, 2014 and 2013, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge our exposure to interest rate fluctuations and a portion of our diesel fuel costs. These derivative instruments currently consist of swaps only. See Note 8 for further information on our derivative instruments and hedging activities.

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

At June 30, 2014 and 2013, the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

Description	June 30, 2014	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$146	$—	$146	$—
Liability:
Interest rate swap agreements	(195)	—	(195)	—

Total	$(49)	$—	$(49)	$—

Description	June 30, 2013	Level 1	Level 2	Level 3
Liability:
Diesel fuel swap agreements	$(294)	$—	$(294)	$—
Interest rate swap agreements	(77)	—	(77)	—

Total	$(371)	$—	$(371)	$—

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

10.	Income Taxes

Income tax expense consisted of the following:

	Fiscal Year Ended June 30,
	2014	2013	2012
Current	$12,774	$25,783	$8,926
Deferred	(3,470)	(1,150)	(952)

Total	$9,304	$24,633	$7,974

In assessing the value of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the availability of taxable income in carryback periods, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provides a valuation allowance to reduce the carrying value of certain of its deferred tax assets to their net expected realizable value, if applicable. The Company has concluded that no valuation allowance is required for deferred tax assets at June 30, 2014 and 2013, respectively. Significant components of our deferred tax liabilities and assets are as follows:

	June 30,
	2014	2013
Deferred tax liabilities:
Tax over book depreciation	$(44,166)	$(46,927)
Tax over book amortization	(18,999)	(19,465)
Other	(4,503)	(2,634)

Total deferred tax liabilities	(67,668)	(69,026)

Deferred tax assets:
Deferred compensation	2,885	2,510
Self-insurance accruals	5,863	3,701
Accrued expenses	3,453	5,529
Stock compensation	5,418	5,210
Other	3,961	2,394

Total deferred tax assets	21,580	19,344

Net deferred tax liabilities	$(46,088)	$(49,682)

The differences between the income tax expense and the amounts computed by applying the statutory federal income tax rate to earnings before income taxes are as follows:

	Fiscal Year Ended June 30,
	2014		2013		2012
Computed tax at federal statutory rate	$8,039	35.0%	$21,289	35.0%	$6,600	35.0%
State income taxes, net of federal expense	593	2.6%	2,920	4.8%	972	5.2%
Internal Revenue Code Section 199 deduction	(680)	-3.0%	(1,441)	-2.4%	(393)	-2.1%
Meals and entertainment	362	1.6%	418	0.7%	286	1.5%
Non-deductible reorganization costs	278	1.2%	862	1.4%	—	0.0%
Other	712	3.1%	585	1.0%	509	2.7%

Net income tax expense	$9,304	40.5%	$24,633	40.5%	$7,974	42.3%

Cash paid for income taxes, net of refunds received, totaled $7,706, $26,624 and $3,244 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

We have recorded a liability for unrecognized tax benefits related to tax positions taken on various income tax returns. If recognized, the entire amount of unrecognized benefits would impact our effective tax rate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal Year Ended June 30,
	2014	2013	2012
Beginning of year	$355	$100	$146
Increases related to tax positions taken in a current year	—	155	100
Increases related to tax positions taken in a prior year	—	100	—
Reduction for tax positions of prior years	—	—	(146)
Settlements	(300)	—	—

End of year	$55	$355	$100

The open tax years remaining subject to audit by the Internal Revenue Service are fiscal years ended June 30, 2012 and forward. With few exceptions, our state income tax returns are subject to examination for the fiscal year ended June 30, 2010 and forward.

We have elected not to recognize interest and penalties related to income tax matters in the income tax provision. Interest and penalties were minor for all periods presented and, as of June 30, 2014 and 2013, there were no significant amounts accrued for interest or penalties related to uncertain tax positions.

The Company does not anticipate a change in the balance of unrecognized tax benefits during the next 12 months.

11.	Employee Benefit Plans and Other Postretirement Benefits

We sponsor a defined contribution plan that covers all full-time employees who have completed a minimum of two months of employment. Contributions relating to the defined contribution plan will be made based upon the plan’s provisions. Additional amounts may be contributed at the option of our board of directors. Our contributions were $2,208, $2,466 and $1,812 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

We also maintain a postretirement plan that provides health benefits and certain other benefits for certain retired officers who retire on or after age 55 with at least 10 years of continuous service. We intend to maintain the insurance for all of the officers during their eligible retirement years. We retain the right to modify or eliminate these benefits. The liability for these benefits totaled $2,086 and $2,084 as of June 30, 2014 and 2013, respectively, and is reflected on the balance sheet in accrued expenses and other and other liabilities.

12.	Stock-Based Compensation

Overview

In connection with our initial public offering, we adopted the 2005 Omnibus Compensation Plan (the “2005 Plan”) in July 2005. We adopted the 2008 Omnibus Compensation Plan (as amended and restated, the “2008 Plan” and, together with the 2005 Plan, the “Omnibus Plans”) in fiscal year 2008 in anticipation of future compensation-related equity awards. The Omnibus Plans authorize our board of directors to grant various types of awards to directors, officers, employees and consultants, including stock options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units, cash incentive awards, deferred share units and other equity-based or equity-related awards. To date, all equity awards under the Omnibus Plans have consisted of nonqualified stock options, restricted stock and restricted stock units. In November 2011, we increased the number of shares of common stock that may be issued under the 2008 Plan from 2,500 to 5,000 shares.

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

We recorded non-cash expense related to our stock-based compensation plans of $3,481, $3,684 and $3,925 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively, all of which is included in general and administrative expenses in the consolidated statements of income. The total income tax benefit associated with non-cash stock compensation expense was $1,360, $1,439 and $1,533 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. As of June 30, 2014, there were 3,061 shares available for future issuance under our stock-based compensation plans.

Stock Options

For purposes of determining compensation expense for stock option awards, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The key assumptions used in the Black-Scholes model for options granted during fiscal 2012 were as follows:

Fiscal Year Ended June 30, 2012
Dividend yield	—
Risk-free interest rate	1.12% - 2.18%
Expected volatility	0.43
Expected life	6.0 - 6.5 years

There were no stock options granted in fiscal 2014 and 2013. The dividend yield assumption is based on our current intent not to issue dividends. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. As of July 1, 2010, we began to use our historical volatility as a basis for our expected volatility. Prior to that, we had limited trading history beginning July 27, 2005 and had based our expected volatility on the average long-term historical volatilities of peer companies. We are using the “simplified method” to calculate expected holding periods, which represents the period of time that options granted are expected to be outstanding. We will continue to use this method until we have sufficient historical exercise experience to give us confidence that our calculations based on such experience will be reliable.

A summary of stock option activity for the fiscal year ended June 30, 2014, is presented as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value

Options outstanding, June 30, 2013	2,937	$11.42
Exercised	(51)	$7.22
Forfeited	(1)	$9.03

Options outstanding, June 30, 2014	2,885	$11.50	3.5	$1,167

Options vested or expected to vest, June 30, 2014	2,885	$11.50	3.5	$1,167

Options exercisable, June 30, 2014	2,699	$11.66	3.3	$1,145

The weighted-average grant-date fair value of options granted during fiscal 2012 was $3.92. The total intrinsic value of options exercised during fiscal 2014, 2013 and 2012 was $253, $521 and $3,263, respectively. The total fair value of options vested during fiscal 2014, 2013 and 2012 was $1,141, $1,990 and $2,102, respectively.

As of June 30, 2014, there was $361 of unrecognized compensation expense related to outstanding stock options which is expected to be recognized over a weighted-average period of 0.8 years.

Cash received from option exercises for the fiscal years ended June 30, 2014, 2013 and 2012 was $368, $1,974 and $332, respectively. The actual tax benefit realized from option exercises totaled $99, $203 and $1,276 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Other Stock-Based Compensation

A summary of restricted stock activity, including cash settled restricted stock awards, for the fiscal year ended June 30, 2014 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares, June 30, 2013	637	$9.73
Granted	32	$10.94
Vested	(288)	$9.90
Forfeited	(20)	$10.21

Non-vested shares, June 30, 2014	361	$9.68

The fair value of restricted stock awards is estimated based on the average of our high and low stock price on the date of grant, and, for the purposes of expense recognition, the total new number of shares expected to vest is adjusted for estimated forfeitures. As of June 30, 2014, there was $2,407 of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the fiscal years ended June 30, 2014, 2013 and 2012 was $2,810, $2,295 and $2,538, respectively. Vested and deferred restricted stock awards totaled 36 and 19 as of June 30, 2014 and 2013, respectively.

Employee Stock Purchase Plan

In September 2005, we adopted an Employee Stock Purchase Plan (the “ESPP”) that was approved by shareholders in December 2005. Under the ESPP, shares of our common stock are purchased during offerings commencing on January 1 of each year. The first offering period under the ESPP commenced on January 1, 2006. Shares are purchased at three-month intervals at 95% of the fair market value on the last trading day of each three-month purchase period. Employees may purchase shares having a value not exceeding 20% of their annual compensation, or $25, whichever is less. During the fiscal year ended June 30, 2014, employees purchased 55 shares at an average price of $9.82 per share. During the fiscal year ended June 30, 2013, employees purchased 52 shares at an average price of $10.14 per share. During the fiscal year ended June 30, 2012, employees purchased 63 shares at an average price of $7.05 per share At June 30, 2014, there were 68 shares of common stock reserved for future issuance under the ESPP.

13.    Earnings Per Share

The following table sets forth the calculations of basic and diluted earnings per share:

	Fiscal Year Ended June 30,
	2014	2013	2012
Basic:
Net income	$13,663	$36,193	$10,883

Weighted-average common shares	31,830	34,777	34,678

Basic earnings per share	$0.43	$1.04	$0.31

Diluted:
Net income	$13,663	$36,193	$10,883

Weighted-average common shares	31,830	34,777	34,678
Potential common stock arising from stock options and restricted stock	361	280	433

Weighted-average common shares – diluted	32,191	35,057	35,111

Diluted earnings per share	$0.42	$1.03	$0.31

Outstanding options and restricted stock awards equivalent to 1,557, 2,149 and 2,563 shares of common stock were excluded from the calculation of diluted earnings per share for the fiscal years ended June 30, 2014, 2013 and 2012, respectively, because their effect would have been anti-dilutive.

14.    Leases

We lease various technology hardware; real estate used as engineering offices, satellite offices or storage facilities; various vehicles and equipment; and two airplanes under operating leases with terms ranging from one to ten years. We also rent various vehicles and equipment on short-term, month-to-month lease agreements. Many of these leases have automatic renewal features and we have no material escalation clauses. At June 30, 2014, the future minimum lease payments under the operating leases in each of the next five fiscal years ending June 30 and thereafter are as follows:

2015	$18,912
2016	17,452
2017	14,939
2018	13,016
2019	8,880
Thereafter	8,282

$81,481

Rent expense related to operating leases was approximately $19,031, $15,576 and $11,061 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. We do not have any leases that are classified as capital leases for any of the periods presented in these financial statements.

During fiscal 2014, 2013 and 2012, we entered into various sales leaseback agreements with third parties whereby vehicles were sold and are being leased by us over periods ranging between five to seven years. The transactions were recorded as operating leases and are included in the table above. Gains on the sales of the vehicles have been deferred and are being amortized over the term of the lease agreements.

15.	Deferred Compensation

In March 2011, we established a new deferred compensation plan for the purpose of providing certain employees with the opportunity to defer certain payments of base salary and annual bonuses, and receive employer contributions, in accordance with the terms and provisions of the plan agreement. Amounts deferred under this plan by an employee will not be taxable to the employee for income tax purposes until the time actually received by the employee. Deferred compensation plan assets and related liabilities for these benefits totaled $2,148 and $1,396 as of June 30, 2014 and 2013, respectively, and are included in other long-term assets and other long-term liabilities on the consolidated balance sheets.

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

Accretion of interest on deferred compensation liabilities was $255, $243 and $312 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively, and is included in interest expense on the consolidated statements of income.

The following table sets forth the approximate amounts of deferred compensation related to the acquisition of Red Simpson remaining to be paid in each of the next five fiscal years ending June 30 and thereafter:

2015	$—
2016	—
2017	2,087
2018	—
2019	—
Thereafter	4,515

Total	6,602
Less amount representing interest	(1,311)

Present value of expected payments	5,291
Less current portion	—

Deferred compensation, net of current portion	$5,291

16.	Financial Instruments

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Due to the high-credit quality of our customers, credit risk relating to accounts receivable is limited and credit losses have generally been within management’s estimates. We perform periodic credit evaluations of our customers’ financial condition, but generally do not require collateral. Duke Energy, which now includes legacy Progress Energy, was our only customer that represented greater than 10% of our total revenues during that time frame, with approximately 16%, 17% and 22% for fiscal 2014, 2013 and 2012 total revenues primarily generated from our Construction segment (adjusted to include those revenues attributable to Progress Energy), respectively. We had accounts receivable greater than 10% of our consolidated balance from two customers of $21,350 at June 30, 2014. We had accounts receivable greater than 10% of our consolidated balance from one customer of $13,843 at June 30, 2013.

At June 30, 2014 and 2013, we had cash in excess of federally insured limits on deposit with financial institutions of approximately $285 and $1,372, respectively.

Off-Balance Sheet Risk

For June 30, 2014 and 2013, we had letters of credit outstanding totaling $4,000 and $4,069, respectively, as required by our workers’ compensation, general liability and vehicle liability insurance providers and to the surety bond holder.

17.	Related Party Transactions and Agreements

Stockholders Agreement

We and certain of our shareholders, including certain of our executive officers, are parties to a Stockholders Agreement dated April 18, 2002, as amended, which provides such shareholders registration rights for the shares of our common stock they hold. Specifically, each of the shareholders party to the Stockholders Agreement has “piggyback” registration rights where, if we propose to register any of our securities for sale for our own account, other than a registration in connection with an employee benefit or similar plan or an acquisition or an exchange offer, we will be required to provide them the opportunity to participate in such registration.

Company Share Repurchase

As previously discussed in Note 7, we entered into the Repurchase Agreement pursuant to which we agreed to purchase $40,000 of our common stock from the Selling Shareholder concurrently with the closing of an underwritten secondary offering by the Selling Shareholder. At the time of such offering and the negotiation of the

Repurchase Agreement, two affiliates of the Selling Shareholder, Robert D. Lindsay and J. Russell Triedman, were members of our board of directors. Consequently, the Repurchase Agreement was negotiated, reviewed and recommended by a special committee of our board of directors, composed entirely of independent directors, who were advised by independent financial advisors and independent legal counsel.

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

Purchase Obligations

As of June 30, 2014, we had $30,287 in purchase obligations related to materials and subcontractor services for customer contracts, all of which are expected to be completed within twelve months.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of June 30, 2014, we had $106,072 in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.

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

Indemnities

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of June 30, 2014, we do not believe that any future indemnity claims against us would have a material adverse effect on our results of operations, financial position or cash flows.

19.	Business Segment Information

As a result of the acquisition of UCS expanding the size and scope of our engineering business, we decided in the first quarter of fiscal 2013 to change our reportable segments. Prior to December 31, 2013, our operations were managed in four business units, which were shown as two reportable segments for financial reporting purposes: Construction and All Other Operations. These segments were organized principally by service category. Each segment had its own management that was responsible for the operations of the segment’s businesses. On January 1, 2014, as a result of the merger of UC Synergetic, Inc. into Pike Energy Solutions, LLC discussed in Note 2, changes in management reflecting sole leadership over the combined engineering entity, and in order to properly align our segments with our current financial reporting structure, we changed the name of our All Other Operations segment to Engineering and will manage our operations as two business units. Prior fiscal year segment information has been revised to conform to the current-year presentation.

The types of services from which each reportable segment derives its revenues are as follows:

•

Construction includes installation, maintenance and repair of power delivery systems, including storm restoration services. The Construction segment accounted for 81%, 83% and 90% of consolidated revenues for the fiscal years ended June 30, 2014, 2013 and 2012.

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

	Fiscal Year Ended June 30, 2014
	Construction	Engineering	Other	Total

Core services	$592,095	$184,136	$—	$776,231
Less: Intersegment revenues	(345)	(32,657)	—	(33,002)

Core services, net	591,750	151,479	—	743,229
Storm-related services	64,810	2,621	—	67,431

Revenues, net	$656,560	$154,100	$—	$810,660
Income (loss) from operations	$27,460	$3,849	$(504)	$30,805
Depreciation and amortization	$34,390	$5,113	$—	$39,503
Purchases of property and equipment	$30,756	$1,468	$—	$32,224

	Fiscal Year Ended June 30, 2013
	Construction	Engineering	Other	Total

Core services	$605,666	$183,775	$—	$789,441
Less: Intersegment revenues	(657)	(37,420)	—	(38,077)

Core services, net	605,009	146,355	—	751,364
Storm-related services	157,865	9,462	—	167,327

Revenues, net	$762,874	$155,817	$—	$918,691
Income (loss) from operations	$69,148	$5,053	$(6,118)	$68,083
Depreciation and amortization	$36,162	$5,269	$—	$41,431
Purchases of property and equipment	$39,505	$850	$—	$40,355

	Fiscal Year Ended June 30, 2012
	Construction	Engineering	Other	Total

Core services	$552,048	$78,602	$—	$630,650
Less: Intersegment revenues	(8,066)	(7,961)	—	(16,027)

Core services, net	543,982	70,641	—	614,623
Storm-related services	70,546	—	—	70,546

Revenues, net	$614,528	$70,641	$—	$685,169
Income (loss) from operations	$25,885	$2,177	$(1,964)	$26,098
Depreciation and amortization	$37,463	$791	$—	$38,254
Purchases of property and equipment	$33,852	$—	$—	$33,852

20.	Quarterly Data - Unaudited

The following table presents the quarterly operating results for the fiscal years ended June 30, 2014 and 2013:

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,

Fiscal 2014:
Revenues	$193,307	$210,859	$207,583	$198,911
Gross profit	19,896	30,912	26,246	26,677
Net income (1)	959	5,660	2,828	4,216
Basic income per share	$0.03	$0.18	$0.09	$0.13
Diluted income per share	$0.03	$0.18	$0.09	$0.13

Fiscal 2013:
Revenues	$244,613	$273,668	$200,222	$200,188
Gross profit	36,922	59,234	25,045	26,015
Net income (2)	9,282	23,602	2,693	616
Basic income per share	$0.26	$0.67	$0.08	$0.02
Diluted income per share	$0.26	$0.67	$0.08	$0.02

(1)	In fiscal 2014, we incurred approximately $1,000 in fees and expenses in connection with an Agreement and Plan of Merger that we entered into on August 4, 2014 all of which were incurred in the quarter ended June 30, 2014. See Note 21 for additional information.
(2)	In fiscal 2013, we incurred fees and expenses totaling $4,138 in connection with the secondary equity offering and concurrent share repurchase, both of which closed on May 21, 2013. Approximately $2,900 of these costs were incurred in the quarter ended June 30, 2013. See Note 7 for additional information.

Earnings per share amounts for each quarter are required to be computed independently. As a result, their sum may not equal the total year basic and diluted earnings per share.

21.	Subsequent Event

Agreement and Plan of Merger

On August 4, 2014, the Company entered into an Agreement and Plan of Merger with Pioneer Parent, Inc., a Delaware corporation (“Parent”), and Pioneer Merger Sub, Inc., a North Carolina corporation and a direct, wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent is owned by an investment fund affiliated with Court Square Capital Partners. J. Eric Pike, Chairman and Chief Executive Officer of the Company, will be a director, officer and shareholder of Parent after completion of the Merger. The Merger has a total transaction value of approximately $595,000, consisting of an equity value of approximately $395,000 and net debt of approximately $200,000. Each of the Company’s shareholders (other than certain excluded shares and dissenting shares) will receive $12.00 in cash, without interest and less any applicable withholding taxes, for each share of the Company’s common stock they hold. We incurred approximately $1,000 in fees and expenses in connection with the Agreement and Plan of Merger. Approximately $700 of these costs were non-deductible for income tax purposes

The board of directors of the Company, acting on the unanimous recommendation of a special committee comprised entirely of independent and disinterested directors, adopted the merger agreement and resolved to submit it to the Company’s shareholders for their approval. The transaction is expected to be completed in the second quarter of the Company’s 2015 fiscal year, subject to receipt of approval from the Company’s shareholders and regulatory approvals, and satisfaction of other customary closing conditions.

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

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Board of Directors

Listed below are the six members of our board of directors (the “Board”). The following paragraphs include information about each director’s business background, as furnished to the Company by the director, and additional experience, qualifications, attributes or skills that led the Board to conclude that the director should serve on the Board. All of the directors were elected to the Board at the Company’s 2013 Annual Meeting of Shareholders to hold office until the Company’s 2014 Annual Meeting of Shareholders and the election of their successors.

Name	Age	Principal Occupation	Director Since
J. Eric Pike	46	Chairman of the Board and Chief Executive Officer of Pike Corporation	1994

Charles E. Bayless	71	President and Provost, West Virginia University Institute of Technology (Retired)	2006

James R. Helvey III	55	Managing Partner, Cassia Capital Partners, LLC	2005

Peter Pace	68	General, United States Marine Corps (Retired)	2010

Daniel J. Sullivan III	68	President, Flyway, LLC	2007

James L. Turner	55	Consulting Executive Mentor, Merryck & Co. Limited	2012

J. Eric Pike

Mr. Pike is Chairman of the Board and Chief Executive Officer of the Company. Mr. Pike has been President of the Company since 1998, Chief Executive Officer since 2002 and Chairman since 2005. He is the grandson of founder Floyd Pike and joined the Company in 1990 as an A-class lineman on an overhead construction crew, advancing through various office positions, and served as Vice President of the Central Region from 1993 to 1998, where he was responsible for the powerline operations in North Carolina and South Carolina. Mr. Pike graduated from Emory University with a B.A. in History.

Mr. Pike brings extensive business, managerial and leadership experience to the Board. With over 20 years of experience with the Company, Mr. Pike provides the Board with a vital understanding and appreciation of the Company’s business and the industry. His strong leadership skills have been demonstrated through his service as the Company’s Chief Executive Officer since 2002 and as Chairman of the Board since 2005. He is also a large shareholder of the Company and, as a member of the Company’s founding family, maintains a unique position within the corporate organization.

Charles E. Bayless

Mr. Bayless is the retired President and Provost of the West Virginia University Institute of Technology, where he served in such capacities from 2005 until 2008. Mr. Bayless served as Chairman, President and Chief Executive Officer of Illinova Corporation, an electric utility company, from 1998 to 1999. From 1992 to 1998, he served as Chief Executive Officer of UniSource Energy Corp., an electric utility company. Mr. Bayless holds a B.S.E.E. from the West Virginia University Institute of Technology, an M.S.E.E. in Power Engineering and a J.D. from West Virginia University and an M.B.A. from the Graduate School of Business Administration at the University of Michigan.

Mr. Bayless’ significant business experience, including executive, operational and legal roles in the energy industry as well as in the higher education arena, qualifies him for service as a member of the Board.

James R. Helvey III

Mr. Helvey co-founded Cassia Capital Partners, LLC, a registered investment advisor, in 2011 and has served as a managing partner since its formation. From 2005 to 2011, Mr. Helvey was a partner and the Risk Management Officer for CMT Asset Management Limited, a private investment firm. From 2003 to 2004, Mr. Helvey was a candidate for the United States Congress in the 5th District of North Carolina. Mr. Helvey served as Chairman and Chief Executive Officer of Cygnifi Derivatives Services, LLC, an online derivatives services provider, from 2000 to 2002. From 1985 to 2000, Mr. Helvey was employed by J.P. Morgan & Co., serving in a variety of capacities, including as Vice Chairman of J.P. Morgan’s Risk Management Committee, Global Head of Derivative Counterparty Risk Management, head of the swap derivative trading business in Asia and head of short-term interest rate derivatives and foreign exchange forward trading in Europe. Mr. Helvey graduated magna cum laude with honors in 1981 from Wake Forest University. In 1982, Mr. Helvey was a Fulbright Scholar at the University of Cologne in Germany, and, in 1984, Mr. Helvey received a Master’s degree in international finance and banking from Columbia University, School of International and Public Affairs, where he was an International Fellow. Mr. Helvey is a director of Piedmont Federal Savings Bank and Verger Capital Management, LLC, and he has served as a member of the Wake Forest University Board of Trustees since 1998.

Mr. Helvey’s experience in international business and finance, executive management, and as a director of other organizations brings a valuable and necessary perspective to the Board, and qualifies him to serve on the Board.

Peter Pace

General Pace was the sixteenth Chairman of the Joint Chiefs of Staff from 2005 to 2007, where he served as the principal military advisor to the President, the Secretary of Defense, the National Security Council and the Homeland Security Council. He is the first Marine to have held this position. General Pace held command at virtually every level in the United States Marine Corps. He is a graduate of the United States Naval Academy, holds an M.B.A. from George Washington University and attended Harvard University for the Senior Executives in National and International Security program. General Pace currently serves as a director of AAR Corp., Qualys, Inc. and Textura Corporation. He was a director of LaserLock Technologies, Inc. until February 2014.

General Pace brings to the Board a unique and valuable perspective from his years of proven leadership, beginning in the United States Marine Corps and culminating as the Chairman of the Joint Chiefs of Staff. General Pace’s extensive leadership and board experience qualifies him for service on the Board.

Daniel J. Sullivan III

Mr. Sullivan is President of Flyway, LLC, a private investment company, a position he has held since 2008. He was the President and Chief Executive Officer of FedEx Ground Package System, Inc., a wholly-owned subsidiary of FedEx Corporation, from 1998 until his retirement in 2006. From 1996 to 1998, Mr. Sullivan was the Chairman, President and Chief Executive Officer of Caliber System, Inc. In 1995, he was the Chairman, President and Chief Executive Officer of Roadway Services, Inc. Mr. Sullivan is a graduate of Amherst College. He also serves as a director of Computer Task Group, Inc., Schneider National, Inc. and the Medical University of South Carolina Foundation.

Mr. Sullivan’s operational experience, particularly with companies having large employee workforces across numerous geographical markets, as well as his executive, managerial and other board experience, make him qualified to serve on the Board.

James L. Turner

Mr. Turner currently serves as a consulting executive mentor with Merryck & Co. Limited, a leading global business leader mentoring firm, a position he has held since January 2012. Mr. Turner also serves as President of JLT Consulting, Inc., an Indiana subchapter S corporation engaged in energy and leadership related consulting and advice, a position he has held since September 2013. Previously, he served as Group Executive of Duke Energy Corporation, an energy company, and President and Chief Operating Officer of Duke Energy’s U.S. Franchised Electric and Gas business from May 2007 until December 2010. From October 2006 to April 2007, Mr. Turner served as Group Executive and President, U.S. Franchised Electric and Gas, of Duke Energy. From April 2006, upon the merger of Duke Energy and Cinergy Corp., to September 2006, he served as Group Executive and Chief Commercial Officer, U.S. Franchised Electric and Gas, of Duke Energy. From August 2005 until the merger of Duke Energy and Cinergy

Corp., Mr. Turner served as President of Cinergy Corp., an energy company; from September 2004 to August 2005 as Executive Vice President and Chief Financial Officer of Cinergy; and from December 2001 to September 2004 as Executive Vice President and Chief Executive Officer, Regulated Business Unit of Cinergy. Mr. Turner holds a B.S. in Political Science from Ball State University and a J.D. from Indiana University School of Law. Mr. Turner was a director of EnerNOC, Inc. until 2010.

Mr. Turner’s extensive executive management experience at energy and utility companies, legal experience and background, and substantial expertise in the energy industry qualify him for service as a member of the Board.

Executive Officers

Set forth below is a list of the names and ages of the Company’s executive officers indicating all positions and offices held by each such person and each person’s principal occupations or employment during the past five years. Each officer is elected annually by the Board.

J. Eric Pike. Mr. Pike, age 46, is Chairman of the Board and Chief Executive Officer of the Company. Mr. Pike has been President of the Company since 1998, Chief Executive Officer since 2002 and Chairman since 2005. Additional information about Mr. Pike can be found above under “Board of Directors.”

Anthony K. Slater. Mr. Slater, age 44, has been Chief Financial Officer since August 2006 and Executive Vice President since May 2009. Mr. Slater is responsible for financial reporting and the supervision of all finance and accounting functions, corporate planning, and mergers and acquisitions. Prior to assuming this position, Mr. Slater served as the Vice President of Finance beginning in February 2006. Mr. Slater served as the Chief Financial Officer of Universal Solutions International, Inc., a provider of supply chain analysis and reverse logistic services, from January 2005 to December 2005 and as Vice President of Finance and Accounting as well as Secretary from July 2003 until December 2004. Prior to joining Universal Solutions, he served as Vice President of Accounting and Financial Reporting for Konover Property Trust Inc., a self-administered REIT, from 1999 to 2002. Mr. Slater graduated magna cum laude from North Carolina State University with a B.A. in Accounting and also is a certified public accountant.

Audie G. Simmons. Mr. Simmons, age 58, has been Executive Vice President of Operations since November 2008 and serves as the principal operating officer. Mr. Simmons has over 35 years of operational experience with the Company, including serving as the Senior Vice President of Operations from November 2006 until November 2008 and as Vice President of Fleet and Operations immediately prior to becoming Senior Vice President of Operations.

James T. Benfield. Mr. Benfield, age 52, has been President of Pike Electric, LLC since October 2010 and previously was the Senior Vice President of Operations from November 2008 until October 2010. He is responsible for managing and supervising Pike Electric, LLC, whose operational focus is on construction and maintenance of substation, distribution (underground and overhead) and transmission with voltages up to 345 kV with a non-unionized workforce throughout the South, Southeast and Midatlantic United States. He joined the Company in 1985 as a project manager. Previously, he has served as a regional vice president of operations in several operating regions. Mr. Benfield received a B.S. in Electrical Engineering from North Carolina State University.

Timothy G. Harshbarger. Mr. Harshbarger, age 54, has been Senior Vice President of Human Resources since August 2007 and is responsible for managing and supervising the Company’s human resources and risk management. Prior to assuming this position, Mr. Harshbarger spent 21 years at American Electric Power where he held a number of positions including Executive Assistant to the Chairman/CEO, Vice President of HR Services & Operations and Director Business Development. He received his B.S. from Purdue University and his M.B.A. from The Ohio State University’s Fisher College of Business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and certain persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on a review of reports filed with the SEC and written representations that no other reports were required, the Company believes that its directors, executive officers and greater than 10% shareholders complied with all applicable filing requirements on a timely basis during fiscal year 2014.

Corporate Governance Matters

Code of Business Conduct and Ethics

We have adopted a written code of conduct, known as the Code of Business Conduct and Ethics, which is intended to qualify as a “code of ethics” within the meaning of Item 406 of Regulation S-K of the Exchange Act (the “Code”). The Code applies to our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions, and includes guidelines relating to the ethical handling of actual or apparent conflicts of interest, compliance with laws, accurate financial reporting and procedures for promoting compliance with, and reporting violations of, the Code. The Code is available on our website, www.pike.com, in the “Investor Center” section under the “Corporate Governance” caption. A copy of the Code is also available in print free of charge to any person, upon request, by contacting the Company at: Pike Corporation, 100 Pike Way, PO Box 868, Mount Airy, North Carolina 27030, Attn.: Investor Relations, or by telephone at (336) 719-4622.

We will disclose information pertaining to any amendment to, or waiver from, the provisions of the Code that apply to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and that relate to the elements of the Code enumerated in the SEC rules and regulations (the “SEC rules”) by posting this information on our website, www.pike.com, promptly following the date of such amendment or waiver. The information on our website is not a part of this Form 10-K and is not incorporated by reference in this report or any of our other filings with the SEC.

Corporate Governance Guidelines and Committee Charters

In furtherance of its longstanding goal of providing effective governance of the Company’s business and affairs for the benefit of shareholders, the Board has adopted written corporate governance policies, principles and guidelines, known as the Corporate Governance Guidelines (the “Guidelines”), which contain general principles regarding the functions of the Board. The Guidelines, as well as the charters for the Company’s audit committee, compensation committee and nominating and governance committee, are available on the Company’s website, www.pike.com, in the “Investor Center” section under the “Corporate Governance” caption. These materials are also available in print free of charge to any person upon request by contacting the Company at: Pike Corporation, 100 Pike Way, PO Box 868, Mount Airy, North Carolina 27030, Attn.: Investor Relations, or by telephone at (336) 719-4622.

Audit Committee

The Board has a standing audit committee, which was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee assists the Board in fulfilling its oversight responsibility for: (i) the accounting, reporting and financial practices of the Company, including the integrity of the Company’s financial statements; (ii) the effectiveness of the Company’s internal controls over financial reporting; (iii) the qualifications, performance and independence of the Company’s registered public accounting firm; (iv) performance of the Company’s internal audit function; (v) the Company’s compliance with legal and regulatory requirements; and (vi) management of key risks associated with the Company’s financial and accounting practices. The audit committee, among other things, is responsible for the appointment, compensation and oversight of the independent registered public accounting firm and reviews the financial statements, audit reports, internal controls and internal audit procedures. Charles E. Bayless (Chair), James R. Helvey III, Peter Pace, Daniel J. Sullivan III and James L. Turner serve on the audit committee. Each member of the audit committee has been determined to be an independent director under the Director Independence Standards (as hereinafter defined), the New York Stock Exchange rules and regulations (the “NYSE rules”) and the SEC rules.

Audit Committee Financial Expert

The Board has determined that Messrs. Bayless and Helvey are “audit committee financial experts” within the meaning of the SEC rules and that Messrs. Bayless and Helvey are “independent” as that term is defined under Rule 10A-3(b)(1)(ii) of the Exchange Act, the Director Independence Standards and the NYSE rules.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section explains the Company’s executive compensation program as it relates to the following “named executive officers” of the Company:

J. Eric Pike	Chairman of the Board and Chief Executive Officer
Anthony K. Slater	Executive Vice President and Chief Financial Officer
Audie G. Simmons	Executive Vice President of Operations
James T. Benfield	President, Pike Electric, LLC
Timothy G. Harshbarger	Senior Vice President of Human Resources

This discussion includes statements regarding financial and operating performance targets in the limited context of the executive compensation program. Investors should not evaluate these statements in any other context. These are not statements of management’s expectations of future results or guidance.

This discussion is divided into four parts:

I.	Executive Compensation Program Objectives

II.	Determining Executive Compensation for Fiscal 2014

III.	Other Benefits and Executive Compensation Policies

IV.	2011 Say-on-Pay Advisory Vote

I.	Executive Compensation Program Objectives

The executive compensation program is designed to further the goals of continued long-term success and creation of shareholder value. The primary objectives of the compensation program are to:

•	attract and retain executive officers of outstanding quality by offering competitive annual base salaries;

•	reward the achievement of annual financial performance and strategic goals that the Board and management believe will lead to long-term growth in shareholder value; and

•	align executive officers’ interests with those of shareholders through equity awards.

To accomplish these objectives, the compensation philosophy is as follows:

•	position base salaries at or above the 50th percentile of executive compensation market surveys approved by the compensation committee of the Board (the “Committee”);

•

position target awards for annual and long-term performance at or above the 50th percentile of the approved compensation market surveys and of companies identified and approved by the Committee as representing a peer group for the Company;

•	position total cash compensation and total direct compensation at or above the 50th percentile of the approved compensation market surveys and the approved peer group;

•	obtain updated market information at least every two years from the Committee’s consultant for both executive compensation market surveys and peer group companies approved by the Committee; and

•

establish performance metrics and targets for annual incentives that will result in total cash compensation above the targeted range when the Company performs well and below the targeted range when the Company does not.

The Committee oversees the compensation program for the executive officers with the assistance of senior management. The Committee reviews, approves and determines all elements of compensation for each named executive officer.

II.	Determining Executive Compensation for Fiscal 2014

Elements of Compensation

The compensation program had two principal elements for fiscal 2014:

Element	Description	Purpose
Base Salary	Fixed cash compensation based on position, responsibility, individual performance, tenure and potential.	Provide a competitive, fixed, baseline level of cash compensation.

Management Incentive Plan	Cash payment tied to performance during the fiscal year.	Motivate officers to achieve annual strategic and financial goals.

The Committee believes these elements provide an appropriate balance between competitive base and incentive compensation.

In prior years, the compensation program included equity-based awards tied to the long-term growth in value of Company common stock. The Committee previously decided to include performance-based equity awards in the long-term equity incentive compensation awards for 2014. The Committee began the process of designing the terms of the performance-based awards, appropriate award levels and transition awards and targeted late August 2014 for the date of the awards. Due to the pending Merger transaction pursuant to which Court Square Capital Partners in partnership with Mr. Pike will acquire the Company, the Committee did not make any equity-based awards for fiscal 2014.

Base Salaries

Base salaries are the foundation of the compensation program. They provide a fixed, baseline level of cash compensation based on each executive officer’s position, responsibilities, individual performance, tenure and potential. Base salary levels also impact amounts paid under other elements of the executive compensation program, including annual incentives and long-term incentive awards. The base salaries of executive officers are set at levels intended to be competitive with other companies engaged in similar activities and with other businesses of comparable size and scope that compete with the Company for executive talent. To attract and retain the level of talent necessary for the Company to succeed, the Committee expects that the base salaries generally will be at or above the 50th percentile of the range of base salaries for comparable positions when compared to the executive compensation market surveys and the Company’s peer group.

In fiscal 2014, the Committee approved base salary increases of 3% for the named executive officers based on general market trends. The following table reflects the base salaries following such increases:

Name	FY 2014 Base Salary
J. Eric Pike	$725,749
Anthony K. Slater	$425,162
Audie G. Simmons	$448,012
James T. Benfield	$375,487
Timothy G. Harshbarger	$323,895

Management Incentive Plan

The executive officers participated in an annual Management Incentive Plan in fiscal 2014, which provided each executive officer the opportunity to receive an annual cash award based on the achievement of corporate performance goals and individual performance. The criteria adopted for payment of the executive officers’ awards is as follows:

Criteria	Rationale
Earnings Per Share (“EPS”)	Focuses executives on improving financial performance on an annual basis.

Company-wide safety measured by the OSHA recordable incident rate for the fiscal year (“Safety Goal”)	Workforce safety is a very high priority for the Company and impacts not only the health and welfare of employees but is continuously monitored and evaluated by customers.

Individual achievement of three specified personal goals (“Personal Goals”)	Provides financial reward for achievement of strategic initiatives and high priority projects assigned to specific individuals.

The Committee established EPS as the primary goal in the weighting of these factors. In fact, no awards could be earned for fiscal 2014 regardless of the achievement of the Safety Goal or Personal Goals unless the threshold level of EPS was achieved, as the Committee believes being a profitable enterprise is a condition precedent to an incentive award being paid. Mr. Benfield, as President of Pike Electric, LLC, participated in that entity’s Management Incentive Plan, which required that a threshold level of operating income be achieved before any payout would be earned for fiscal 2014 regardless of the achievement of the Safety Goal or Personal Goals. The Committee believes this balanced mix of performance measures is an effective motivator because these metrics correlate directly with the historical success factors of the Company and the executives’ ability to impact these performance results is clear.

Each executive officer was assigned a target award based on a percentage of base salary, a threshold level below which no amounts would be payable, and a maximum award representing 150% of such executive’s target award. Payouts were determined on a linear basis for achievement between threshold and target and between target and maximum award levels. The Committee believes the incentive targets and criteria were established at levels that are achievable but require a sustained level of high performance in areas important to continued success and growth. The Committee approved incentive targets as a percentage of base salary paid based on the Committee’s views of the scope of the job and market data. The approved target awards for fiscal 2014 for the named executive officers as a percentage of base salary are: Mr. Pike – 75%; Mr. Slater – 55%; Mr. Simmons – 60%; Mr. Benfield – 50%; and Mr. Harshbarger – 50%.

The following chart shows the 2014 Management Incentive Plan performance goals and their respective weightings:

Payout Level	EPS (60% weighting)	Safety Goal (10% weighting)	Personal Goals (# attained) (30% weighting)
Threshold (50% Payout)	$0.52	3.30	1
Target (100% Payout)	$0.80	2.80	2
Maximum (150% Payout)	$0.87	2.30	3

For fiscal 2014, actual EPS was $0.42, below the threshold EPS required for the payment of any incentive awards. Pike Electric, LLC achieved its operating income threshold.

Role of Compensation Consultant

The Committee retained Hay Group as its compensation consultant for fiscal 2014 executive officer and director compensation. At the Committee’s request, Hay Group reviewed the compensation program and amounts paid to executive officers for fiscal 2013 and the proposed amounts for fiscal 2014. Hay Group confirmed to the Committee that these amounts were consistent with the compensation philosophy. Hay Group also assisted the Committee with the design of the performance-based equity awards the Committee intended to make for fiscal 2014. As described earlier, the awards were not made due to the pending Merger of the Company.

Compensation Benchmarking

In making its compensation decisions, the Committee relies upon comparisons of the Company’s compensation program and compensation opportunities relative to the compensation paid to similarly-situated executives at peer group companies. This approach ensures that the compensation program and cost structure allow the Company to remain competitive in its markets. The Committee engages its compensation consultant to perform a compensation benchmarking analysis every other year.

In April 2014, at the Committee’s request, Hay Group reviewed the compensation program and performed a competitive analysis of the program, including each of the various components of the compensation program, against competitive benchmarking studies. Hay Group’s analysis used the following peer group companies: Aegion Corporation; Comfort Systems USA, Inc.; Dycom Industries, Inc.; Integrated Electrical Services, Inc.; MasTec, Inc.; Matrix Service Company; MYR Group Inc.; Quanta Services, Inc.; Sterling Construction Company, Inc.; Tetra Tech, Inc.; UniTek Global Services, Inc.; and Willbros Group, Inc. Michael Baker Corporation was removed from the peer group after its merger in 2013 with Integrated Mission Solutions. Hay Group’s analysis concluded that the Company’s target total direct compensation is at or slightly below the 50th percentile of the peer group companies. Hay Group’s analysis included the target value of equity-based awards historically made to the named executives. The named executives did not receive any equity-based awards for fiscal 2014. Therefore, their target total direct compensation was significantly below the 50th percentile.

III.	Other Benefits and Executive Compensation Policies

401(k) Savings Plan and Deferred Compensation Plan

The Company maintains a tax qualified defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Tax Code”), for substantially all employees who are not subject to collective bargaining agreements, including the named executive officers. Employee elective deferral contributions to the 401(k) plan are made on a pre-tax basis. Contributions by the named executive officers are limited by the Tax Code.

The Company also maintains the Pike Compensation Deferral Plan in order to provide the named executive officers and other eligible employees a means to save for retirement on a tax-deferred basis beyond the Tax Code limits. Participants may also receive limited employer matching contributions to make up for certain matching contributions that could not be made to the 401(k) plan due to the Tax Code limits. The plan is an unfunded, unsecured arrangement offering participants several deemed investment alternatives that operate similarly to the investment alternatives available under the 401(k) plan. The Company maintains a rabbi trust to informally fund the plan. The assets in the trust remain general assets of the Company, and do not offer protection for plan participants in the event of corporate insolvency.

Medical Benefits and Insurance

Officers, including the executive officers, are eligible to participate in a group medical benefits insurance program, which includes group health, dental and vision, on the same basis as other employees.

Life and Disability Insurance

The Company provided its officers, including executive officers, (i) basic life insurance with a death benefit of two times current base salary capped at $750,000 and supplemental life insurance with a death benefit of one times current base salary capped at $750,000, both rounded to the next highest thousand dollar increment; (ii) accidental death and dismemberment insurance with a death benefit of two times current base salary capped at $750,000; (iii) basic short-term and long-term group disability benefits, plus an individual supplemental long-term disability policy, that together provide 100% of salary for the first six months and 65% of salary for the remainder of the disability coverage period (generally ending no later than age 65 or a later date specified in the policy for disability that commences after age 60); and (iv) supplemental accidental death and dismemberment coverage with a death benefit of $250,000.

Retirement

The Company has a retirement policy that, upon the retirement of certain executive officers who are at least 55 years of age and have been an employee for 10 years or more, entitles such officers to receive the following: (i) the Company vehicle used by the officer at the time of retirement or the cash value of such vehicle; (ii) continued medical, dental and vision coverage; and (iii) continued life insurance coverage in the amount equal to two times current base salary capped at $750,000. Continuation of medical, dental, vision and life insurance for the officer will continue until the earlier of the date that officer attains age 65 or becomes eligible for Medicare. Coverage will also end if the officer becomes eligible for coverage under another program. Spouses and other dependents of that officer also receive post-retirement group medical, dental and vision coverage through age 65 for spouses and generally through age 26 for other dependents.

Other Benefits

Company officers, including the executive officers, are each provided a Company vehicle and fuel. The Company also provides income tax gross-up payments to executives in order to compensate them for taxes which may be imposed based upon their personal use of a Company vehicle and fuel. The Committee believes providing a Company vehicle and fuel is appropriate given the Company’s geographic location and the officers’ required travel and customer interaction. The tax gross-up is provided to make the cost of the vehicle and fuel neutral to the officers. In accordance with Mr. Pike’s employment agreement, he is eligible for up to 50 hours of personal use of Company aircraft per year so long as this use does not interfere with the normal business use of the aircraft.

Policy Regarding Timing of Equity Grants

Executives derive value from their options based on the appreciation in the value of the underlying shares of Company common stock. The exercise or base price is the average of the intraday high and low prices of Company common stock on the NYSE on the date the awards are granted. In addition, the Company has a policy of granting options on the first trading day of the month immediately following the date of award approval. The Company does not coordinate the timing of awards with the release of material non-public information.

Stock Ownership Policy

The Committee believes the Company’s executive officers should achieve and maintain a material level of personal ownership of Company common stock to align the financial interests of the executive officers with those of the Company’s shareholders. Therefore, the Committee has adopted a stock ownership policy for the Company’s executive officers, including the named executives. Each executive who is subject to the policy must own shares of Company common stock having a fair market value equal to a multiple of his or her base salary determined in accordance with the following schedule:

Title	Multiple of Base Salary
Chairman, President and Chief Executive Officer	4x
Chief Financial Officer	3x
Executive Vice President of Operations	3x
President, Pike Electric, LLC	2x
Senior Vice President of Human Resources	2x

Ownership for purposes of the policy includes Company common stock owned directly, indirectly (e.g., by a spouse or a trust), invested in an employee stock purchase plan, time-vested restricted stock and restricted stock units and the in-the-money value of vested, but unexercised stock options. Ownership does not include any performance-vested equity awards. As of June 30, 2014, all of the named executives were in compliance with the policy’s ownership requirements.

Short-Selling Prohibition

The Company does not allow its executives to speculate in the Company’s stock, which includes, but is not limited to, short selling (profiting if the market price of the securities decreases) and/or buying or selling publicly traded options, including writing covered calls.

Agreements with Executives

The Company has entered into employment agreements and long-term equity agreements with each executive officer. The employment agreements provide each executive officer with an annual base salary, the opportunity for annual incentive compensation, and certain other benefits and employment terms.

The Company does not have any change in control agreements with its executive officers. However, the employment agreements of each executive officer provide for severance payments and benefit continuation in the event of termination of employment under certain circumstances. The intent of the program is to attract key executives to the Company as well as to assure the services of key executives and the continuity of operations during periods of uncertainty associated with potential changes in control. When approving such agreements, the Committee determined that the severance periods and amounts contained in the employment agreements for executive officers were consistent with those offered to similarly situated executives and necessary to achieve the Company’s overall compensation objectives.

Mr. Pike’s employment agreement provides that, if his employment is terminated by the Company without Cause or by him for Good Reason (as such terms are defined in his employment agreement), Mr. Pike will be entitled to receive two years of his then current annual base salary and the continuation for two years of health and welfare benefits that he was receiving as of the last day of his employment. In addition, all unvested stock options and restricted stock then held by Mr. Pike will automatically become vested and exercisable if his employment is terminated by the Company without Cause, by him for Good Reason or due to his death, Disability (as defined in his employment agreement) or legal incapacity. The foregoing severance benefits are subject to Mr. Pike abiding by the confidentiality, non-disclosure, non-solicitation and non-competition provisions of his employment agreement.

Under the terms of the employment agreements with executive officers other than Mr. Pike, if any such executive is terminated for any reason other than death, Disability or Cause or if such executive resigns for Good Reason (as each such term is defined in the relevant employment agreement), he will be entitled to (i) cash severance payments equal to 12 months of his annual base salary at the time of termination, payable in equal monthly installments, or, at the discretion of the Board in a lump sum and (ii) continuation of his health and welfare benefits for a period equal to the lesser of (a) 12 months or (b) the period ending on the date he first becomes entitled to health insurance benefits under any plan maintained by any person for whom he provides services as an employee or otherwise. The foregoing severance benefits are subject to such executive entering into and not revoking a release of claims in favor of the Company and abiding by the non-competition provisions of the agreement. In addition, the agreements provide the Company the ability to extend the term of the executive’s restrictive covenant obligations for a subsequent 12-month period, as long as the Company continues to provide the executive with the foregoing severance benefits for the subsequent 12-month period.

The 2005 Plan and the 2008 Plan contain provisions that trigger upon a “change in control” as defined in such plans. Under the Omnibus Plans, unless awards are assumed or replaced in connection with the transaction, all outstanding awards will automatically be deemed exercisable and vested without restriction immediately prior to such change in control, and all performance units and cash incentive awards will be paid out as if the date of the change in control were the last day of the applicable performance period and the greater of actual or “target” performance levels had been obtained.

Tax and Accounting Considerations

Section 162(m) of the Tax Code generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to certain covered executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if specified requirements are met. The Committee carefully considers the impact of Section 162(m) in designing compensation programs for, and in making compensation decisions affecting, Section 162(m) covered executives. In order to maintain flexibility in compensating executive officers, the Committee has not adopted a policy that all compensation must be deductible for federal income tax purposes.

IV.	2011 Say-on-Pay Advisory Vote

At the 2011 Annual Meeting of Shareholders, the Company’s executive compensation program was approved by 72.5% of the votes cast on the “say-on-pay” advisory vote. The Committee believes the results of the 2011 advisory vote affirmed Company shareholder support of the Company’s executive compensation program, including the program’s goals of long-term Company success and creation of shareholder value. Therefore, the Committee did not change the compensation philosophy, the objectives of the program or the overall approach for determining fiscal 2014 named executive officer compensation. The Committee will continue to consider the results of future advisory say-on-pay votes when making future compensation decisions.

Executive Compensation Tables

The following tables and related narratives present the compensation information for the fiscal years ended June 30, 2014, 2013 and 2012, concerning the named executive officers for fiscal 2014, in the format specified by the SEC.

I.	2014 Summary Compensation Table

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	All Other Compensation ($) (h)	Total ($) (i)
J. Eric Pike (1)	2014	725,749	—	—	—	—	91,526	817,275
Chairman and	2013	704,611	—	1,056,919	—	792,687	80,635	2,634,852
Chief Executive Officer	2012	676,260	30,000	507,191	507,197	638,448	106,915	2,466,011

Anthony K. Slater	2014	425,162	—	—	—	—	26,823	451,985
Executive Vice President and	2013	412,779	—	342,607	—	340,542	26,480	1,122.408
Chief Financial Officer	2012	390,150	30,000	161,916	161,911	270,113	28,059	1,042,149

Audie G. Simmons	2014	448,012	—	—	—	—	27,834	475,846
Executive Vice President	2013	434,963	—	391,472	—	391,467	29,582	1,247,484
of Operations	2012	411,900	30,000	185,354	185,355	311,095	27,163	1,150,867

James T. Benfield	2014	375,487	—	—	—	122,514	9,371	507,372
President, Pike Electric, LLC	2013	364,551	—	218,729	—	273,413	24,323	881,016
	2012	342,867	—	102,859	102,860	212,369	33,362	794,317

Timothy G. Harshbarger	2014	323,895	—	—	—	—	22,729	346,624
Senior Vice President	2013	314,461	—	188,681	—	235,846	20,915	759,903
of Human Resources	2012	293,760	30,000	88,131	88,128	184,890	27,542	712,451

(1)	Mr. Pike does not receive any compensation for his service on the Board.

Bonus (Column (d))

The amount shown in the “Bonus” column represents discretionary bonus awards for the successful completion of the Pine Valley Power and UC Synergetic acquisitions and related integration projects, with respect to fiscal 2012.

Stock Awards (Column (e))

The amount shown in the “Stock Awards” column represents the grant date fair value of stock awards granted in the subject year computed in accordance with FASB ASC Topic 718. Generally, the grant date fair value is the amount that the Company would expense in its financial statements over the award’s vesting schedule. For additional information regarding the assumptions made in calculating these amounts, see the notes to the audited, consolidated financial statements included in the Annual Report on Form 10-K. These amounts reflect the accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executive officers.

Option Awards (Column (f))

The amount shown in the “Option Awards” column represents the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. Generally, the grant date fair value is the amount that the Company would expense in its financial statements over the award’s vesting schedule. For additional information regarding the assumptions made in calculating these amounts, see the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report. These amounts reflect the accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executive officers.

Non-Equity Incentive Plan Compensation (Column (g))

For fiscal 2014, the Company’s EPS was below the threshold EPS required for the payment of any incentive awards. However, as President of Pike Electric, LLC, Mr. Benfield participated in that entity’s Management Incentive Plan and earned a payout because the threshold level for operating income was achieved.

All Other Compensation (Column (h))

The following table describes each component of the “All Other Compensation” column for fiscal 2014. The amounts shown reflect the incremental cost to the Company for each of the benefits.

Name	Personal Use of Company Aircraft ($)	Personal Use of Company Vehicle ($)	Tax Reimbursement Payments ($)	Health Insurance ($)	Matching Employer Contributions to Retirement Plans ($)	Unused Vacation ($)	Total ($)
Mr. Pike	74,078	7,432	4,916	—	5,100	—	91,526
Mr. Slater	—	13,075	8,648	—	5,100	—	26,823
Mr. Simmons	—	3,312	2,191	—	5,100	17,231	27,834
Mr. Benfield	—	2,571	1,700	—	5,100	—	9,371
Mr. Harshbarger	—	10,611	7,018	—	5,100	—	22,729

For fiscal 2014, personal use of Company aircraft was calculated based on aggregate incremental cost to the Company for each hour of personal aircraft usage. The incremental costs include fuel, repair costs, parking and runway fees and other similar variable costs. Personal use of Company vehicle represents the approximate cost to the Company of ownership, maintenance, insurance and fuel for the executive’s vehicle. Tax reimbursement payments represent the approximate cost to the Company for tax gross-up payments to the executives in connection with their personal use of Company vehicles. Health insurance represents the premium payable by the Company for such executive’s participation in a medical expense reimbursement plan. Matching employer contributions to retirement plans represents the cash matching contributions the Company made to the executive’s account under the 401(k) plan. With respect to unused vacation, up to 40 hours of such unused vacation may be rolled into the next year with any remaining balance converted to cash compensation in an amount equal to the number of unused vacation hours multiplied times the employee’s current rate of pay. The amount shown above represents the unused vacation converted to cash compensation in fiscal 2014.

II.	2014 Grants of Plan-Based Awards

The following table shows grants of plan-based awards approved for the named executive officers during the fiscal year ended June 30, 2014.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Threshold ($)	Target ($)	Maximum ($)
Mr. Pike	272,156	544,312	816,468
Mr. Slater	116,920	233,839	350,759
Mr. Simmons	134,404	268,807	403,211
Mr. Benfield	94,622	189,244	283,866
Mr. Harshbarger	80,974	161,948	242,922

(1)

The executives were eligible to earn annual incentive compensation under the Company’s Management Incentive Plan for fiscal year 2014 based on the achievement of performance metrics established at the beginning of the fiscal year by the Committee. The performance levels for the three performance metrics are shown on pages 87 and 88. For fiscal 2014, the Company’s EPS was below the threshold EPS required for the payment of any incentive awards. However, as President of Pike Electric, LLC, Mr. Benfield participated in that entity’s Management Incentive Plan and earned a payout because the threshold level for operating income was achieved.

III.	Outstanding Equity Awards at Fiscal Year-End 2014

The following table shows the outstanding equity awards held by the named executive officers at June 30, 2014.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Mr. Pike	343,746	—		6.51	10/21/2014	—		—
	428,571	—		14.00	7/27/2015	—		—
	27,159	—		18.41	11/1/2016	—		—
	98,475	—		14.25	10/1/2018	—		—
	112,917	—		11.33	9/1/2019	—		—
	116,603	—		9.61	3/1/2021	—		—
	86,738	43,370	(2)	9.22	3/1/2022	—		—
	—	—		—	—	69,012	(3)	618,348
	—	—		—	—	20,847	(4)	186,789

Mr. Slater	30,000	—		18.18	8/1/2016	—		—
	30,000	—		18.41	11/1/2016	—		—
	10,000	—		18.41	11/1/2016	—		—
	20,000	—		16.16	5/1/2018	—		—
	25,031	—		14.25	10/1/2018	—		—
	34,044	—		11.33	9/1/2019	—		—
	12,500	—		7.27	10/1/2020	—		—
	37,225	—		9.61	3/1/2021	—		—
	27,869	13,845	(2)	9.22	3/1/2022	—		—
	—	—		—	—	22,371	(3)	200,444
	—	—		—	—	6,655	(4)	59,629

Mr. Simmons	61,904	—		6.51	10/21/2014	—		—
	38,690	—		14.00	7/27/2015	—		—
	10,000	—		18.41	11/1/2016	—		—
	30,000	—		15.70	12/1/2016	—		—
	33,658	—		14.25	10/1/2018	—		—
	38,973	—		11.33	9/1/2019	—		—
	42,614	—		9.61	3/1/2021	—		—
	31,698	15,850	(2)	9.22	3/1/2022	—		—
	—	—		—	—	25,562	(3)	229,036
	—	—		—	—	7,619	(4)	68,266

Mr. Benfield	61,904	—		6.51	10/21/2014	—		—
	38,690	—		14.00	7/27/2015	—		—
	10,000	—		18.41	11/01/2016	—		—
	30,076	—		8.81	11/03/2018	—		—
	21,628	—		11.33	9/1/2019	—		—
	23,648	—		9.61	3/1/2021	—		—
	17,590	8,796	(2)	9.22	3/1/2022	—		—
	—	—		—	—	14,282	(3)	127,967
	—	—		—	—	4,228	(4)	37,883

Mr. Harshbarger	30,000	—		15.48	12/1/2017	—		—
	26,275	—		8.81	11/03/2018	—		—
	18,530	—		11.33	9/1/2019	—		—
	20,261	—		9.61	3/1/2021	—		—
	15,071	7,536	(2)	9.22	3/1/2022	—		—
	—	—		—	—	12,320	(3)	110,387
	—	—		—	—	3,623	(4)	32,462

(1)

The amounts set forth in this column were calculated by multiplying the closing market price of the Company’s common stock on June 30, 2014 ($8.96) by the number of shares, units or other rights held on such date.

(2)	These options vest on March 1, 2015.
(3)	These restricted stock units vest in equal annual installments on January 30 of each of 2015 and 2016.
(4)	These restricted stock units vest on February 1, 2015.

IV.	2014 Option Exercises and Stock Vested

The following table shows the number of shares acquired and the value realized during the fiscal year ended June 30, 2014 upon vesting of restricted stock or units previously granted to each of the named executive officers. None of the named executive officers exercised options to purchase shares of Company common stock during fiscal 2014.

	Stock Awards
Name	Number of shares or units acquired on vesting (#)	Value realized on vesting ($)(1)
Mr. Pike	74,897	787,799
Mr. Slater	24,080	253,287
Mr. Simmons	27,541	289,692
Mr. Benfield	15,333	161,282
Mr. Harshbarger	13,178	138,615

(1)	Values were determined by multiplying the number of shares or units, as applicable, that vested by the per share fair market value of Company common stock on the vesting date.

V.	2014 Non-Qualified Deferred Compensation

We maintain the Pike Compensation Deferral Plan (the “Deferral Plan”), which is a non-qualified deferred compensation plan, for certain of our key executive officers. Messrs. Pike, Slater, Simmons, Benfield and Harshbarger participated in the Deferral Plan during fiscal year 2014. The following table sets forth information regarding the named executive officers’ accounts and benefits under the Deferral Plan for fiscal year 2014.

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($) (2)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)
Mr. Pike	2,870	—	—	—	11,566
Mr. Slater	124	—	4,845	—	11,094
Mr. Simmons	10,756	—	(1,015)	—	41,751
Mr. Benfield	25,115	—	2,337	—	59,170
Mr. Harshbarger	26,851	—	—	—	82,430

(1)	Amounts reflected in this column are also reported in the “Salary” column of the Summary Compensation Table for 2014.
(2)	Amounts reported in this column are not reported in the Summary Compensation Table because no earnings under the Deferral Plan are deemed to be above-market or preferential earnings.

VI.	2014 Potential Payments Upon Termination or Change of Control

The following is a summary of certain compensation agreements that the Company has with, and certain plans that the Company maintains for, its executive officers, including the named executive officers, and other material information necessary to an understanding of the Summary Compensation Table and Grants of Plan-Based Awards table above. The following tables show the estimated benefits payable to each named executive officer in the event of the executive officer’s termination of employment under various scenarios or a change of control of the Company. The amounts shown assume termination of employment or a change of control on June 30, 2014. The amounts do not include payments or benefits provided under insurance or other plans that are generally available to all salaried employees.

Arrangements with J. Eric Pike

Mr. Pike entered into an amended and restated employment agreement on September 24, 2008, that was amended on May 1, 2009. The employment agreement provides for an initial one-year employment term commencing July 1, 2008, after which the agreement automatically extends for additional one-year periods, subject to both Mr. Pike’s and the Company’s right to terminate the agreement upon at least 60 days’ written notice prior to the expiration of each such term.

The employment agreement provides a base annual salary of $780,000, which may be adjusted up but not down by the Committee. However, for the fiscal year ended June 30, 2014, Mr. Pike voluntarily adjusted his base salary downward to $725,749. In addition to his base salary, Mr. Pike is eligible to receive an annual incentive opportunity and to participate in the long-term incentive plan on such terms and conditions and in such amounts as adopted and approved by the Committee. The employment agreement also provides Mr. Pike the ability to use the Company aircraft for up to 50 flight hours per year for personal use.

Under the terms of the employment agreement, if Mr. Pike’s employment is terminated by the Company without Cause or by Mr. Pike for Good Reason (as such terms are defined below), Mr. Pike will be entitled to receive two years of his then current annual base salary and the continuation for two years of the health, life, disability and other benefits that he was receiving as of the last day of his employment. If Mr. Pike’s employment is terminated by the Company without Cause or due to his death, Disability (as defined in the employment agreement) or legal incapacity or by him for Good Reason, all unvested equity compensation awards then held by Mr. Pike or his estate will automatically become vested and exercisable. If Mr. Pike’s employment is terminated for any other reason, Mr. Pike will be entitled to receive only earned but unpaid benefits.

As defined in Mr. Pike’s employment agreement, “Cause” means Mr. Pike is either (i) convicted of a felony involving moral turpitude or (ii) guilty of gross neglect or willful misconduct in carrying out his duties, resulting in material harm to the Company, unless he believed in good faith he acted in the Company’s best interests; provided, that, with respect to (ii) above, Mr. Pike will have a 30-day cure period to eliminate the circumstances that are claimed to constitute Cause unless such circumstances are not capable of being cured. Mr. Pike may terminate his employment for “Good Reason” if (i) he is assigned duties or responsibilities that are inconsistent with his position as President and Chief Executive Officer, (ii) he suffers a reduction in, or material, adverse interference with, the authorities and duties associated with his position, (iii) the duties of his position change in a materially adverse manner from those at the date his employment agreement was executed or (iv) he is required to relocate to an employment location that is more than 50 miles from his employment location on the execution date of his employment agreement; provided, that the Company will have a 30-day cure period to eliminate the circumstances that are claimed to constitute Good Reason unless such circumstances are not capable of being cured.

If Mr. Pike becomes subject to excise taxes under Section 4999 of the Tax Code, the Company will make a tax gross-up payment to him in an amount sufficient to cover such excise taxes and any interest or penalties thereon. However, if such excise taxes would not be applicable if the value of his payments and benefits were reduced by 5%, Mr. Pike will forfeit the amount of such payments and benefits necessary to avoid incurring such excise taxes and the Company will not have an obligation to provide a tax gross-up payment in connection therewith. If required to forfeit a portion of the payments and benefits, Mr. Pike would choose the particular payments and benefits to be reduced.

The Company may terminate Mr. Pike’s employment due to Disability or legal incapacity if, based upon independent medical advice, the Board determines that due to physical or mental illness Mr. Pike is unable to perform his customary duties for (i) 120 consecutive business days, if he fails to return to his duties within five days of written notice of the end of that 120-day period, or (ii) 130 business days in any 12-month period. In any such event, Mr. Pike is entitled to a continuation of his base salary and other benefits during the 120-day or 130-day period, in addition to the acceleration of any unvested equity compensation awards at such time, as noted above.

Mr. Pike is subject to a non-solicitation provision for 24 months after termination of his employment, as well as a confidentiality provision. In addition, Mr. Pike has agreed to refrain from engaging in certain activities that are competitive with the Company and its business for a period of five years after the termination of his employment. Mr. Pike is entitled to indemnification in his position to the fullest extent permitted by the laws of Delaware.

The Company provides life insurance with a death benefit equal to two times annual base salary capped at $750,000. Additionally, the Company provides supplemental term life insurance with a death benefit equal to one times annual base salary capped at $750,000, basic accidental death coverage with a death benefit equal to two times annual base salary capped at $750,000 and supplemental accidental death and dismemberment coverage with a death benefit of $250,000. In the event Mr. Pike becomes disabled, basic short-term and long-term group disability plans, coupled with an individual supplemental long-term disability policy, provide 100% of salary for the first six months and 65% of salary for the remainder of the disability coverage period (generally ending no later than age 65 or a later date specified in the policy for disability that commences after age 60).

The following table sets forth the amounts payable to Mr. Pike upon termination of his employment or a “change in control” (as defined below in the 2005 Plan or the 2008 Plan) on June 30, 2014.

Benefits and Payments Upon Termination	Termination for Cause or without Good Reason	Termination without Cause or for Good Reason	Termination without Cause or for Good Reason following a Change in Control	Termination due to Disability or Incapacity (1)	Termination due to Death (1)	Change in Control (No Termination)
Base Salary (2)	$—	$1,451,498	$1,451,498	$—	$—	$—
Unvested Stock Options	—	—	—	—	—	—
Restricted Stock (3)	—	—	—	—	—	—
Restricted Stock Units (4)	—	805,137	805,137	805,137	805,137	805,137
Health Insurance (5)	—	28,398	28,398	—	—	—
Life Insurance (6)	—	—	—	—	1,476,000	—
Accidental Death and Dismemberment (7)	—	—	—	1,000,000	1,000,000	—
Short-Term Disability Coverage	—	—	—	362,875	—	—
Long-Term Disability Coverage (8)	—	—	—	8,688,359	—	—

Total:	$—	$2,285,033	$2,285,033	$10,856,371	$3,281,137	$805,137

(1)

Pursuant to the terms of Mr. Pike’s employment agreement, all unvested stock options and restricted stock will vest upon his death, Disability (as defined in the employment agreement) or legal incapacity.

(2)	Represents 24 months salary continuation.
(3)

Represents the value of restricted shares of common stock held at June 30, 2014, based upon the closing market price on June 30, 2014 ($8.96) of the shares of common stock. These restricted shares would vest in full both upon a “change in control” under the terms of, and as defined in, the 2005 Plan and the 2008 Omnibus Plan (each discussed below), assuming the awards are not assumed or replaced in the transaction, and also under the terms of Mr. Pike’s employment agreement upon termination of his employment due to his resignation for Good Reason or termination without Cause (each as defined above).

(4)

Represents the value of restricted stock units held at June 30, 2014, based upon the closing market price on June 30, 2014 ($8.96) of shares of Company common stock. These restricted stock units would vest in full both upon a “change in control” under the terms of, and as defined in, the 2005 Plan and the 2008 Plan (each discussed below), assuming the awards are not assumed or replaced in the transaction, and also under the terms of Mr. Pike’s employment agreement upon termination of his employment due to his resignation for Good Reason or termination without Cause (each as defined above).

(5)	Represents the estimated incremental cost to the Company of medical, dental and vision plan continuation coverage for 24 months.
(6)

Represents proceeds from Company paid basic term life insurance policy with the benefit equal to two times annual base salary capped at $750,000 plus the proceeds from Company paid supplemental term life insurance policy with the benefit equal to one times annual base salary capped at $750,000.

(7)

Represents proceeds from Company provided basic accidental death and dismemberment policy with the benefit equal to two times annual base salary capped at $750,000 and a $250,000 death benefit from Company provided supplemental accidental death and dismemberment policy.

(8)

Represents aggregate payments to the executive on a non-discounted basis, assuming full Disability through age 65. In the event the Company would be required to fund the full amount of the long-term disability payments for all named executive officers as of June 30, 2014, the entire amount of the Company’s commitment for such payments is insured.

Arrangements with Other Named Executive Officers

Messrs. Slater, Simmons, Benfield and Harshbarger entered into amended and restated employment agreements in June 2009, the terms of which are substantially similar, although Mr. Benfield’s employer is a subsidiary, Pike Electric, LLC. Under the employment agreements, the executive is paid a base annual salary, which is reviewed annually by the Committee, and is entitled to participate in the other benefit plans and programs available to officers.

The employment agreements also provide that if the executive is terminated for any reason other than death, Disability or Cause or if the executive resigns for Good Reason (each as defined below), the executive will be entitled to (a) cash severance payments equal to 12 months of the executive’s annual base salary at the time of termination, payable in equal monthly installments and (b) continuation of the executive’s medical and health insurance benefits for a period equal to the lesser of (i) 12 months or (ii) the period ending on the date the executive first becomes eligible to receive health insurance benefits under any plan maintained by any person for whom the executive provides services as an employee or otherwise. If the executive’s employment is terminated for Cause, then the executive will be paid all accrued and unpaid base salary through the date of termination. Similarly, in the event that the executive resigns without Good Reason, the executive will be paid all accrued and unpaid base salary and any accrued and unpaid benefits through the date of termination, after which the Company will have no further obligations under the executive’s employment agreement. Finally, in the event of an executive’s termination of employment due to the executive’s death or Disability, the executive or the executive’s estate will receive all accrued and unpaid base salary and any accrued and unpaid benefits through the date of termination, after which the Company will have no further obligations under the executive’s employment agreement.

The Company provides life insurance with a death benefit equal to two times annual base salary capped at $750,000. Additionally, the Company provides supplemental term life insurance with a death benefit equal to one times annual base salary capped at $750,000, basic accidental death coverage with a death benefit equal to two times annual base salary capped at $750,000 and supplemental accidental death and dismemberment coverage with a death benefit of $250,000. In the event an executive becomes disabled, basic short-term and long-term group disability plans, coupled with an individual supplemental long-term disability policy, provide 100% of salary for the first six months and 65% of salary for the remainder of the disability coverage period (generally ending no later than age 65 or a later date specified in the policy for disability that commences after age 60).

Under the employment agreements, the term “Cause” is defined as the executive’s (i) continued willful failure to substantially perform his duties, (ii) willful engagement in gross misconduct materially and demonstrably injurious to the Company, or (iii) material breach of certain provisions of his employment agreement, such as non-competition and non-solicitation provisions, and his failure to cure such breach upon written notice by the Company, if any. “Good Reason” is defined as (i) a material reduction in an executive’s title or responsibilities, (ii) the requirement that the executive relocate to an employment location that is more than 50 miles from his employment location on the effective date of his employment agreement, or (iii) the Company’s failure to cure its material breach of certain provisions of the employment agreements, such as employment duties and compensation provisions, upon written notice to the Company. Finally, “Disability” is defined as having the same meaning set forth in any long-term disability plan in which the executive participates, and in the absence of such a plan means that, due to physical or mental illness, the executive failed to perform his duties on a full-time basis for 180 consecutive days and did not return on a full-time basis before the end of such period.

The employment agreements also contain confidentiality provisions and non-competition and non-solicitation covenants. Each executive has agreed to neither compete with the Company nor solicit its customers, suppliers or employees for the 12 months following termination of his employment. The foregoing severance benefits are subject to the executive entering into and not revoking a release of claims in favor of the Company and abiding by the restrictive covenant provisions in his agreement.

The following table sets forth the amounts payable to Messrs. Slater, Simmons, Benfield and Harshbarger upon termination of his employment or a “change in control” (as defined below in the 2005 Plan or the 2008 Plan) on June 30, 2014.

Benefits and Payments Upon Termination	Termination for Cause or without Good Reason	Termination without Cause or for Good Reason	Termination without Cause or for Good Reason following a Change in Control	Termination due to Disability or Incapacity	Termination due to Death	Change in Control (No Termination)
Anthony K. Slater
Base Salary (1)	$—	$425,162	$425,162	$—	$—	$—
Unvested Stock Options (2)	—	—	—	—	—	—
Restricted Stock (3)	—	—	—	—	—	—
Restricted Stock Units (4)	—	—	260,073	260,073	260,073	260,073
Health Insurance (5)	—	14,199	14,199	—	—	—
Life Insurance (6)	—	—	—	—	1,176,000	—
Accidental Death and Dismemberment (7)	—	—	—	1,000,000	1,000,000	—
Short-Term Disability Coverage	—	—	—	212,581	—	—
Long-Term Disability Coverage (8)	—	—	—	5,591,084	—	—

Total:	$—	$439,361	$699,434	$7,063,738	$2,436,073	$260,073

Audie G. Simmons
Base Salary (1)	$—	$448,012	$448,012	$—	$—	$—
Unvested Stock Options (2)	—	—	—	—	—	—
Restricted Stock (3)	—	—	—	—	—	—
Restricted Stock Units (4)	—	—	297,302	297,302	297,302	297,302
Health Insurance (5)	—	14,199	14,199	—	—	—
Life Insurance (6)	—	—	—	—	1,199,000	—
Accidental Death and Dismemberment (7)	—	—	—	1,000,000	1,000,000	—
Short-Term Disability Coverage	—	—	—	224,006	—	—
Long-Term Disability Coverage (8)	—	—	—	1,707,754	—	—

Total:	$—	$462,211	$759,513	$3,229,062	$2,496,302	$297,302

James T. Benfield
Base Salary (1)	$—	$375,487	$375,487	$—	$—	$—
Unvested Stock Options (2)	—	—	—	—	—	—
Restricted Stock (3)	—	—	—	—	—	—
Restricted Stock Units (4)	—	—	165,850	165,850	165,850	165,850
Health Insurance (5)	—	14,199	14,199	—	—	—
Life Insurance (6)	—	—	—	—	1,126,000	—
Accidental Death and Dismemberment (7)	—	—	—	1,000,000	1,000,000	—
Short-Term Disability Coverage	—	—	—	187,744	—	—
Long-Term Disability Coverage (8)	—	—	—	2,927,796	—	—

Total:	$—	$389,686	$555,536	$4,281,390	$2,291,850	$165,850

Timothy G. Harshbarger
Base Salary (1)	$—	$323,895	$323,895	$—	$—	$—
Unvested Stock Options (2)	—	—	—	—	—	—
Restricted Stock (3)	—	—	—	—	—	—
Restricted Stock Units (4)	—	—	142,849	142,849	142,849	142,849
Health Insurance (5)	—	14,199	14,199	—	—	—
Life Insurance (6)	—	—	—	—	972,000	—
Accidental Death and Dismemberment (7)	—	—	—	898,000	898,000	—
Short-Term Disability Coverage	—	—	—	161,948	—	—
Long-Term Disability Coverage (8)	—	—	—	2,087,148	—	—

Total:	$—	$338,094	$480,943	$3,289,945	$2,012,849	$142,849

(1)	Represents 12 months salary continuation.

(2)

Represents the value of unvested stock options held at June 30, 2014, based upon the amount by which the closing market price on June 30, 2014 ($8.96) of the shares of common stock underlying those options exceeded the exercise price of such options. These stock options would vest in full upon a “change in control” under the terms of, and as defined in, the 2005 Plan and the 2008 Plan (each discussed below), assuming the awards are not assumed or replaced in the transaction. All stock options awarded under either the 2002 Stock Option Plan A or 2002 Stock Option Plan B are vested. Certain award agreements entered into in September 2008 and thereafter provide that any unvested stock options will vest upon the executive’s death or Disability.

(3)

Represents the value of restricted shares of common stock held at June 30, 2014, based upon the closing market price on June 30, 2014 ($8.96) of the shares of common stock. These restricted shares would vest in full upon a “change in control” under the terms of, and as defined in, the 2005 Plan and the 2008 Plan (each discussed below), assuming the awards are not assumed or replaced in the transaction. Certain award agreements entered into in September 2008 and thereafter provide that any restricted shares will vest upon the executive’s death or Disability.

(4)

Represents the value of restricted stock units held at June 30, 2014, based upon the closing market price on June 30, 2014 ($8.96) of the shares of common stock. These restricted stock units would vest in full upon a “change in control” under the terms of, and as defined in, the 2005 Plan and the 2008 Plan (each discussed below), assuming the awards are not assumed or replaced in the transaction. Certain award agreements entered into in August 2009 and thereafter provide that any restricted stock units will vest upon the executive’s death or Disability.

(5)	Represents the estimated incremental cost to the Company of health and dental plan continuation coverage for 12 months.
(6)

Represents proceeds from Company paid basic term life insurance policy with the benefit equal to two times annual base salary capped at $750,000 plus the proceeds from Company paid supplemental term life insurance policy with the benefit equal to one times annual base salary capped at $750,000.

(7)

Represents proceeds from Company provided basic accidental death and dismemberment policy with a benefit equal to two times annual base salary capped at $750,000 and a $250,000 death benefit from Company provided supplemental accidental death and dismemberment policy.

(8)

Represents aggregate payments to the executive on a non-discounted basis, assuming full Disability through age 65. In the event the Company would be required to fund the full amount of the long-term disability payments for all named executive officers as of June 30, 2014, the entire amount of the Company’s commitment for such payments is insured.

Compensation Committee Interlocks and Insider Participation

Charles E. Bayless, James R. Helvey III, Peter Pace, Daniel J. Sullivan III and James L. Turner served on the compensation committee in fiscal year 2014. None of the directors who served on the compensation committee in fiscal year 2014 has ever served as one of the Company’s officers or employees or is or was a participant in fiscal year 2014 in a related person transaction with the Company. During fiscal year 2014, none of the Company’s executive officers served as a director or member of the compensation committee (or other committee performing similar functions) of any other entity of which an executive officer served on the Board or its compensation committee.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Submitted by the compensation committee of the Board.

James R. Helvey III, Chair

Charles E. Bayless

Peter Pace

Daniel J. Sullivan III

James L. Turner

Director Compensation

The Company’s director compensation policy provides that each director who is considered “independent” within the meaning of Section 303A.02 of the NYSE Listed Company Manual will receive compensation for service on the Board. Non-independent directors (currently Mr. Pike) receive no compensation for their service as directors.

The following table shows the compensation paid to each independent director who served on the Board in fiscal year 2014:

2014 Director Compensation Table

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Charles E. Bayless	87,107	69,994	157,101
James R. Helvey III	82,107	69,994	152,101
Peter Pace	80,107	69,994	150,101
Daniel J. Sullivan III	75,357	69,994	145,351
James L. Turner	99,765	69,994	169,759

(1)

The amounts shown in this column represent the aggregate amounts of all fees earned or paid in cash for services as a director in fiscal year 2014. The Board formed a special committee in February 2014, composed entirely of all of the Company’s independent directors, pursuant to which the Company has paid the chair of the committee (Mr. Turner) $10,000 per month and each other member $5,000 per month since such date of formation. These fees are included in this column.

(2)

Represents the full grant date fair value of stock awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). Generally, the full grant date fair value is the amount that the Company would expense in the financial statements over the award’s vesting schedule. See Note [2] of the Notes to Consolidated Financial Statements for additional information regarding the assumptions made in calculating these amounts. These amounts reflect the accounting expense and do not correspond to the actual value that will be recognized by the directors.

The following table shows the number of restricted stock units and deferred stock units held by each independent director as of June 30, 2014:

Name	Restricted Stock Units Outstanding (#)	Deferred Stock Units Outstanding (#)
Charles E. Bayless	6,398	—
James R. Helvey III	6,398	18,041
Peter Pace	6,398	—
Daniel J. Sullivan III	6,398	18,041
James L. Turner	6,398	—

The compensation committee reviews and approves compensation of the members of the Board. In approving director compensation, the compensation committee considers recommendations of its outside compensation consultant and makes such modifications as it deems appropriate. The Board approved the director compensation policy on November 3, 2011, following consultation with its then outside compensation consultant, Compensation Advisory Partners, LLC. Compensation for the Company’s independent directors is as follows:

•

an annual grant of $70,000 in shares of restricted stock units one day following election to the Board at the annual meeting of shareholders, vesting in full on the earlier of the first anniversary of the grant date or immediately before the next annual meeting of shareholders;

•	an annual fee of $45,000 in cash payable in quarterly installments;

•	$1,000 in cash for each Board meeting attended;

•	$500 in cash for each committee meeting attended;

•	$15,000 annual retainer for the lead independent director and the chair of the audit committee;

•	$10,000 annual retainer for the chairs of the compensation committee and the nominating and governance committee; and

•	reimbursement of reasonable expenses incurred for attending Board and committee meetings.

In 2011, the Board adopted stock ownership guidelines for independent directors. The guidelines require each independent director to own shares or share equivalent units having a market value equal to $180,000 within four years of his or her becoming a director. Once the required market value ownership level is achieved, no further purchases are required in the event the value of the shares and share equivalent units held by a director fall below $180,000 due solely to a decrease in the market value of our common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The following table provides information about the beneficial ownership of our common stock as of September 5, 2014 (unless otherwise indicated) by each person that owned more than 5% of outstanding shares of our common stock as of such date as well as each director, named executive officer and all directors and executive officers as a group. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, (i) shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of September 5, 2014 and (ii) restricted stock units and deferred stock units which vest within 60 days of September 5, 2014 are deemed outstanding. These shares or units, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The percentage ownership is based on 31,940,619 shares of common stock outstanding as of September 5, 2014. Unless otherwise indicated in the footnotes below, (i) each of the persons listed below holds sole investment and voting power over the shares shown and (ii) the address for each of the persons listed below is c/o Pike Corporation, 100 Pike Way, PO Box 868, Mount Airy, North Carolina 27030.

Name of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership		Ownership Percentage
Wells Fargo & Company	5,464,611	(1)	17.1%
T. Rowe Price Associates, Inc. and T. Rowe Price Small-Cap Value Fund, Inc.	2,794,540	(2)	8.7%
Invesco Ltd.	2,205,167	(3)	6.9%
Wellington Management Company, LLP	2,114,194	(4)	6.6%
Dimensional Fund Advisors LP	1,827,285	(5)	5.7%
Victory Capital Management Inc.	1,678,793	(6)	5.3%
J. Eric Pike	3,268,188	(7)	9.9%
Charles E. Bayless	81,888	(8)	*
James R. Helvey III	63,158	(9)	*
Peter Pace	33,160	(10)	*
Daniel J. Sullivan III	54,147	(11)	*
James L. Turner	15,171	(12)	*
James T. Benfield	273,883	(13)	*
Timothy G. Harshbarger	141,386	(14)	*
Audie G. Simmons	488,538	(15)	1.5%
Anthony K. Slater	290,506	(16)	*
Directors and executive officers as a group (10 persons)	4,710,025		13.9%

*	Less than 1%.
(1)

The information shown is based on a Schedule 13G/A filed with the SEC on January 10, 2014 by Wells Fargo & Company, on behalf of itself and certain of its subsidiaries, including Metropolitan West Capital Management, LLC, an investment adviser (which owns 4,365,247 shares of our common stock, representing 13.7% of our common stock outstanding), reporting shares held on December 31, 2013. The Schedule 13G/A reports that Wells Fargo & Company has sole power to vote no shares, shared power to vote 4,760,971 shares and shared power to dispose of all of such shares, and Metropolitan West Capital Management, LLC has sole power to vote no shares, shared power to vote 3,362,622 shares, sole power to dispose of no shares, and shared power to dispose of 4,365,247 shares. The address for Wells Fargo & Company is 420 Montgomery Street, San Francisco, California 94104, and the address for Metropolitan West Capital Management, LLC is 610 Newport Center Drive, #1000, Newport Beach, California 92660.

(2)

The information shown is based on a Schedule 13G filed with the SEC on February 10, 2014 by T. Rowe Price Associates, Inc. and T. Rowe Price Small-Cap Value Fund, Inc. (which owns 2,060,320 shares of our common stock, representing 6.5% of our common stock outstanding) reporting shares held on December 31, 2013. The Schedule 13G reports that T. Rowe Price Associates, Inc. has sole power to vote 729,500 shares, shared power to vote no shares and sole power to dispose of all of such shares, and T. Rowe Price Small-Cap Value Fund, Inc. has sole power to vote 2,060,320 shares, shared power to vote no shares, sole power to dispose of no shares and shared power to dispose of no shares. The address for T. Rowe Price Associates, Inc. and T. Rowe Price Small-Cap Value Fund, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202.

(3)

The information shown is based on a Schedule 13G filed with the SEC on February 11, 2014 by Invesco Ltd., on behalf of itself and certain of its investment advisory subsidiaries, reporting shares held on December 31, 2013. The Schedule 13G reports that Invesco Ltd. has sole power to vote and to dispose of all of such shares. The address for Invesco Ltd. is 1555 Peachtree Street NE, Atlanta, Georgia 30309.

(4)

The information shown is based on a Schedule 13G filed with the SEC on February 14, 2014 by Wellington Management Company, LLP reporting shares held on December 31, 2013. The Schedule 13G reports that Wellington Management Company, LLP, in its capacity as investment adviser, may be deemed to beneficially own all of such shares which are held of record by its clients. The Schedule 13G reports that Wellington Management Company, LLP has sole power to vote no shares, shared power to vote 1,126,769 shares and shared power to dispose of all of such shares. The address for Wellington Management Company, LLP is 280 Congress Street, Boston, Massachusetts 02210.

(5)

The information shown is based on a Schedule 13G filed with the SEC on February 10, 2014 by Dimensional Fund Advisors LP, an investment adviser to four registered investment companies and investment manager to certain other commingled group trusts and separate accounts, reporting shares held on December 31, 2013. The Schedule 13G reports that Dimensional Fund Advisors LP has sole power to vote 1,740,319 shares, shared power to vote no shares and sole power to dispose of all of such shares, and that it disclaims beneficial ownership of all of such shares, all of which were reported as owned by the foregoing investment companies, group trusts and separate accounts. The address for Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(6)

The information shown is based on a Schedule 13G filed with the SEC on February 12, 2014 by Victory Capital Management Inc. reporting shares held on December 31, 2013. The Schedule 13G reports that Victory Capital Management Inc. has sole power to vote 1,574,293 shares, shared power to vote no shares and sole power to dispose of all of such shares. The address for Victory Capital Management Inc. is 4900 Tiedman Road, 4th Floor, Brooklyn, Ohio 44144.

(7)

Consists of (i) 1,549,253 shares of common stock held by Takuan, LLC, an entity controlled by Mr. Pike, (ii) 437,259 shares of common stock owned directly, (iii) 67,467 shares of common stock held by the Joe B. / Anne A. Pike Generation Skipping Trust, of which Mr. Pike is a trustee, and (iv) 1,214,209 shares subject to stock options.

(8)

Consists of (i) 6,398 restricted stock units owned directly, which vest on the earlier of (a) November 1, 2014 or (b) the date of the Company’s 2014 Annual Meeting of Shareholders, and (ii) 75,490 shares of common stock owned by the Bayless Family Trust, of which Mr. Bayless and his spouse are the co-trustees. Mr. Bayless may be deemed to have voting and dispositive power over such common stock. Mr. Bayless expressly disclaims beneficial ownership of such common stock, except to the extent of his pecuniary interest therein.

(9)

Consists of (i) 38,719 shares of common stock owned directly, (ii) 6,398 restricted stock units owned directly, which vest on the earlier of (a) November 1, 2014 or (b) the date of the Company’s 2014 Annual Meeting of Shareholders, and (iii) 18,041 deferred stock units, which will be released following Mr. Helvey’s termination of service as a director of the Company.

(10)

Consists of (i) 26,762 shares of common stock owned directly and (ii) 6,398 restricted stock units owned directly, which vest on the earlier of (a) November 1, 2014 or (b) the date of the Company’s 2014 Annual Meeting of Shareholders.

(11)

Consists of (i) 29,708 shares of common stock owned directly, (ii) 6,398 restricted stock units owned directly, which vest on the earlier of (a) November 1, 2014 or (b) the date of the Company’s 2014 Annual Meeting of Shareholders, and (iii) 18,041 deferred stock units, which will be released following Mr. Sullivan’s termination of service as a director of the Company.

(12)

Consists of (i) 8,773 shares of common stock owned directly and (ii) 6,398 restricted stock units owned directly, which vest on the earlier of (a) November 1, 2014 or (b) the date of the Company’s 2014 Annual Meeting of Shareholders.

(13)	Consists of 70,347 shares of common stock and options to purchase 203,536 shares of common stock, all of which are owned directly.

(14)	Consists of 31,249 shares of common stock and options to purchase 110,137 shares of common stock, all of which are owned directly.
(15)	Consists of 201,001 shares of common stock and options to purchase 287,537 shares of common stock, all of which are owned directly.
(16)	Consists of 64,017 shares of common stock and options to purchase 226,489 shares of common stock, all of which are owned directly.

As discussed under Note 21 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report, on August 4, 2014, the Company entered into the Merger Agreement under which an investment fund affiliated with Court Square Capital Partners and Mr. Pike would, if all conditions to closing are satisfied, acquire all of our outstanding common stock for $12.00 per share in cash. If the Transaction is completed, there will be a change of control of the Company.

Equity Compensation Plans

The executives are eligible for awards of stock options, stock appreciation rights, restricted stock, cash incentive awards and other equity-based awards under both the 2005 Plan and the 2008 Plan. In the event of a “change of control” of the Company, if the awards are not assumed or replaced in connection with the transaction, any outstanding awards granted (e.g., options, restricted stock, restricted stock units) then held by participants will automatically be deemed exercisable and vested without restriction immediately prior to such change of control, and all performance units and cash incentive awards will be paid out as if the date of the change of control were the last day of the applicable performance period and “target” performance levels had been obtained.

For the purposes of the 2005 Plan and the 2008 Plan, a “change of control” occurs in the following circumstances: (i) when, during any 24-consecutive month period, individuals who were directors at the beginning of such period cease at any time during such period to constitute a majority of the Board; (ii) with respect to the 2008 Plan only, when a person or group (other than private equity firm Lindsay Goldberg, the Company, its affiliates or any employee benefit plan sponsored or maintained by the Company or its affiliates) becomes the beneficial owner of Company voting securities representing 35% or more of the combined voting power of the Company’s then outstanding voting securities; (iii) with respect to the 2005 Plan only, when a person or group (other than Lindsay Goldberg, the Company, its affiliates or any employee benefit plan sponsored or maintained by the Company or its affiliates) becomes the beneficial owner of Company voting securities representing 20% or more of the combined voting power of the Company’s then outstanding voting securities and such percentage exceeds the voting power of Company securities beneficially owned by Lindsay Goldberg and its affiliates; (iv) upon the sale of all or substantially all assets to a person that is not an affiliate of the Company; (v) when the Company’s shareholders approve a plan of complete liquidation of the Company; or (vi) upon a merger, consolidation or similar corporate transaction involving the Company or, if voting securities are issued in connection with any such transaction, its subsidiaries.

The following table sets forth information regarding shares of Company common stock that may be issued under the 2005 Plan and the 2008 Plan as of June 30, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,153,249	(1)	$11.50	(2)	3,061,313
Equity compensation plans not approved by security holders	0		0		0

Total	3,153,249	(1)	$11.50	(2)	3,061,313

(1)	Includes outstanding, unvested restricted stock units.
(2)	Does not reflect outstanding, unvested restricted stock units included in column (a), which do not have an exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy for Review of Related Person Transactions

The Company reviews relationships and transactions in which the Company and its directors and executive officers or their immediate family members and other related persons are participants to determine whether such related persons have a direct or indirect material interest. The Company’s executive management is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether a related person has a direct or indirect material interest in the transaction. In addition, the nominating and governance committee reviews and approves or ratifies any related person transaction that is required to be disclosed.

As set forth in the nominating and governance committee’s charter, which is available on the Company’s website, www.pike.com, in the course of its review and approval or ratification of a disclosable related person transaction, the nominating and governance committee considers: (i) the nature of the related person’s interest in the transaction, including the actual or apparent conflict of interest of the related person; (ii) the material terms of the transaction and their commercial reasonableness; (iii) the significance of the transaction to the related person; (iv) the significance of the transaction to the Company and the benefits and perceived benefits, or lack thereof, to the Company; (v) opportunity costs of alternate transactions; (vi) whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and (vii) any other matters the committee deems appropriate.

Related Person Transactions

On August 3, 2014, our board of directors, on the unanimous recommendation of a special committee, comprised entirely of independent and disinterested directors, adopted an Agreement and Plan of Merger, effective August 4, 2014 (the “Merger Agreement”), under which an investment fund affiliated with Court Square Capital Partners, would, if all conditions to closing in the Merger Agreement are satisfied, acquire all of our outstanding common stock for $12.00 per share in cash (the “Transaction”).

In connection with the Transaction, J. Eric Pike, our Chairman and Chief Executive Officer, together with the Joe B. / Anne A. Pike Generation Skipping Trust (the “Trust”) and Takuan, LLC (together with Mr. Pike and the Trust, the “JEP Investors”), have entered into a rollover equity financing commitment letter, dated as of August 4, 2014, pursuant to which the JEP Investors have committed to contribute to the sole shareholder of the surviving corporation in the Transaction (“Parent”) approximately 1,644,275 shares of our common stock and $1,078,308 received by Mr. Pike attributable to awards of restricted stock units with respect to shares of our common stock and options to purchase shares of our common stock pursuant to the Merger Agreement, in exchange for equity interests in Parent.

Director Independence

Our board of directors believes that a majority of its members are independent under both the NYSE rules and the SEC rules. The NYSE rules provide that a director does not qualify as “independent” unless the board of directors affirmatively determines that the director has no material relationship with the company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). The NYSE rules require a board of directors to consider all of the relevant facts and circumstances in determining the materiality of a director’s relationship with a company and permit the board to adopt and disclose standards to assist the board in making determinations of independence. Accordingly, our board of directors has adopted Director Independence Standards, which incorporate the independence standards of the NYSE rules, to assist the Board in determining whether a director has a material relationship with the Company (the “Director Independence Standards”). The Director Independence Standards are available on the Company’s website, www.pike.com, as an attachment to the Corporate Governance Guidelines.

In August 2014, our board of directors, with the assistance of the nominating and governance committee, conducted an evaluation of director independence based on the Director Independence Standards. In connection with this review, our board of directors evaluated banking, commercial, charitable, consulting, family and other relationships with each director and immediate family members of each director and their related interests in the Company and its subsidiaries. As a result of this evaluation, our board of directors affirmatively determined that none of Messrs. Bayless, Helvey, Pace, Sullivan and Turner had a relationship with the Company other than in their capacity as directors and that each of them is an independent director under the Director Independence Standards, the NYSE rules and the SEC rules. The board of directors also determined that each member of the audit, compensation and nominating and governance committees is independent. At such time, our board of directors also determined that Mr. Pike is not independent due to his employment with the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Change in Independent Registered Public Accounting Firm

On November 20, 2013, the audit committee approved the engagement of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 3014, and thereby dismissed Ernst & Young LLP (“E&Y”) from that role. E&Y served as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2013.

Audit Fees

The following table presents fees for professional audit services rendered by KPMG and E&Y for the audit of Pike’s consolidated financial statements for the fiscal years ended June 30, 2014 and June 30, 2013, respectively, and fees billed for other services rendered by KPMG and E&Y during those periods.

	FY 2014 (KPMG)	FY 2013 (E&Y)
Audit Fees (1)	$1,675,477	$1,705,500
Audit-Related Fees	—	—
Tax Fees (2)	—	483,520
All Other Fees	—	—

Total	$1,675,477	$2,189,020

(1)

Audit fees consist of fees for the audit of annual financial statements and quarterly reviews. These fees also include fees billed for professional services rendered for the audit of management’s assessment of the effectiveness of internal control over financial reporting.

(2)	Tax fees principally consist of fees for tax compliance and tax advice, planning and consultations.

Audit Committee Pre-Approval of Audit and Non-Audit Services

The audit committee’s policy is to pre-approve all audit and permissible non-audit services to be performed by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. All such services provided in fiscal year 2014 were approved by the audit committee. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

The audit committee has delegated pre-approval authority to its chairperson when necessary due to timing considerations. Any services approved by such chairperson must be reported to the full audit committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Information

(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

(2)	Financial Statement Schedule: See “Schedule II – Valuation and Qualifying Accounts” of this Form 10-K.

(3)	Exhibits

See (b) below.

(b)	Exhibits

See Exhibit Index beginning on page 110.

(c)	Financial Statement Schedules

See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE CORPORATION
(Registrant)

Date: September 12, 2014	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Eric Pike	Chairman, Chief Executive Officer and President (Principal Executive Officer)	September 12, 2014
J. Eric Pike

/s/ Anthony K. Slater	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 12, 2014
Anthony K. Slater

/s/ Jeffrey S. Calhoun	Chief Accounting Officer (Principal Accounting Officer)	September 12, 2014
Jeffrey S. Calhoun

/s/ Charles E. Bayless	Director	September 12, 2014
Charles E. Bayless

/s/ James R. Helvey III	Director	September 12, 2014
James R. Helvey III

/s/ Peter Pace	Director	September 12, 2014
Peter Pace

/s/ Daniel J. Sullivan III	Director	September 12, 2014
Daniel J. Sullivan III

/s/ James L. Turner	Director	September 12, 2014
James L. Turner

SCHEDULE II

PIKE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FISCAL YEARS ENDED JUNE 30, 2014, 2013 AND 2012

Description	Balance at Beginning of Period	Charged to Revenue or Expense	Deductions		Balance at End of Period
	(in thousands)
Fiscal year ended June 30, 2014:
Allowance for doubtful accounts (1)	$1,894	$4,960	$(1,323	) (3)	$5,531
Insurance claim accruals (2)	18,304	29,392	(29,742	) (4)	17,954

Fiscal year ended June 30, 2013:
Allowance for doubtful accounts (1)	$863	$1,525	$(494	) (3)	$1,894
Insurance claim accruals (2)	17,187	30,816	(29,699	) (4)	18,304

Fiscal year ended June 30, 2012:
Allowance for doubtful accounts (1)	$537	$653	$(327	) (3)	$863
Insurance claim accruals (2)	20,710	30,815	(34,338	) (4)	17,187

(1)	Allowance for doubtful accounts includes reserves for accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.
(2)	Insurance claim accruals includes group insurance claim accruals totaling $2,862, $1,225 and $1,706 at June 30, 2014, 2013 and 2012 and are included in accrual expenses and other on the consolidated balance sheets.
(3)	Represents uncollectible accounts written off, net of recoveries.
(4)	Represents claim payments for self-insured claims.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1	Stock Purchase Agreement, dated June 22, 2012, by and among Pike Enterprises, Inc., Synergetic Design Holdings, Inc., UC Synergetic, Inc., and the shareholders party thereto (Incorporated by reference to Exhibit 2.1 on our Form 8-K filed July 2, 2012)

2.2	Agreement and Plan of Merger, dated September 16, 2013, between Pike Electric Corporation and Pike Corporation (Incorporated by reference to Exhibit 2.1 on our Form 8-K filed November 6, 2013)

2.3	Agreement and Plan of Merger, dated as of August 4, 2014, by and among Pike Corporation, Pioneer Parent, Inc. and Pioneer Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 on our Form 8-K filed August 4, 2014)

3.1	Amended and Restated Articles of Incorporation of Pike Corporation (Incorporated by reference to Exhibit 3.1 on our Form 8-K filed November 6, 2013)

3.2	Amended and Restated Bylaws of Pike Corporation (filed herewith)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 on our Form 8-K filed November 6, 2013)

4.2	Senior Indenture (Incorporated by reference to Exhibit 4.6 on our Registration Statement on Form S-3 filed November 7, 2013)

4.3	Subordinated Indenture (Incorporated by reference to Exhibit 4.7 on our Registration Statement on Form S-3 filed November 7, 2013)

10.1	Credit Agreement, dated August 24, 2011, among Pike Electric Corporation, its subsidiaries party thereto, Regions Bank, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed August 30, 2011)

10.2	Commitment Increase Agreement, dated June 27, 2012, among Pike Electric Corporation, its subsidiaries party thereto, and Regions Bank, as lender under the Credit Agreement and as administrative agent (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed June 27, 2012)

10.3	First Amendment to Credit Agreement and Limited Consent, dated November 4, 2013, among Pike Electric Corporation, Pike Corporation, the guarantors party thereto, Regions Bank, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed November 6, 2013)

10.4	Second Amendment to Credit Agreement, dated as of December 17, 2013, among Pike Corporation, the guarantors party thereto, Regions Bank, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed December 20, 2013)

10.5	Security Agreement, dated August 24, 2011, among Pike Electric Corporation, the grantors party thereto, and Regions Bank, as collateral agent (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed August 30, 2011)

10.6	Pledge Agreement, dated August 24, 2011, among Pike Electric Corporation, the pledgors party thereto, and Regions Bank, as collateral agent (Incorporated by reference to Exhibit 10.3 on our Form 8-K filed August 30, 2011)

10.7	Joinder Agreement, dated November 4, 2013, among Pike Corporation and Regions Bank, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed November 6, 2013)

10.8	Stockholders Agreement, dated April 18, 2002, among Pike Holdings, Inc., LGB Pike LLC, certain rollover holders and certain management shareholders (Incorporated by reference to Exhibit 10.6 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.9	Addendum, dated June 13, 2005, to the Stockholders Agreement, dated April 18, 2002, among Pike Holdings, Inc., LGB Pike LLC, certain rollover holders and certain management shareholders (Incorporated by reference to Exhibit 10.13 on our Registration Statement on Form S-1/A filed July 12, 2005)

10.10	Amendment, dated July 21, 2005, to the Stockholders Agreement, dated April 18, 2002, among Pike Electric Corporation as successor to Pike Holdings, Inc., LGB Pike II LLC as successor to LGB Pike LLC, certain rollover holders and certain management shareholders (Incorporated by reference to Exhibit 10.16 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.11	Share Repurchase Agreement, dated May 13, 2013, between Pike Electric Corporation and LGB Pike II LLC (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed May 17, 2013)

10.12*	Employee Stock Purchase Plan (Incorporated by reference to Appendix A of our Proxy Statement on Schedule 14A filed October 28, 2005)

10.13*	2002 Stock Option Plan A (Incorporated by reference to Exhibit 10.2 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.14*	2002 Stock Option Plan B (Incorporated by reference to Exhibit 10.3 on our Registration Statement on Form S-1/A filed June 3, 2005)

10.15*	2005 Omnibus Incentive Compensation Plan (Incorporated by reference to Exhibit 10.15 on our Registration Statement on Form S-1/A filed July 22, 2005)

10.16*	2008 Omnibus Incentive Compensation Plan, as Amended and Restated Effective November 3, 2011 (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed November 4, 2011)

10.17*	Form of Stock Option Award Agreement (Incorporated by reference to Exhibit 10.11 on our Form 10-K filed September 1, 2009)

10.18*	Form of Restricted Share Award Agreement (Incorporated by reference to Exhibit 10.12 on our Form 10-K filed September 1, 2009)

10.19*	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.13 on our Form 10-K filed September 1, 2009)

10.20*	Form of Director Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 on our Form 10-Q filed November 9, 2011)

10.21*	Management Incentive Plan (Incorporated by reference to Exhibit 10.15 on our Form 10-K filed September 1, 2009)

10.22*	Compensation Deferral Plan (Incorporated by reference to Exhibit 10.1 on our Form S-8 filed February 25, 2011)

10.23*	Global Amendment to Pike Corporation Equity Compensation Plans dated November 5, 2013 (Incorporated by reference to Exhibit 10.1 on our Form 10-Q filed February 5, 2014)

10.24*	Director Compensation Policy (Incorporated by reference to Exhibit 10.2 on our Form 10-Q filed November 9, 2011)

10.25*	Compensatory arrangement with certain directors (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed August 4, 2014)

10.26*	Amended and Restated Employment Agreement between Pike Electric Corporation and J. Eric Pike, dated as of September 24, 2008 (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed September 29, 2008)

10.27*	Amendment, dated May 1, 2009, to Amended and Restated Employment Agreement, dated as of September 24, 2008, by and between Pike Electric Corporation and J. Eric Pike (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed May 5, 2009)

10.28*	Form of Employment Agreement between Pike Electric Corporation and its executive officers (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed June 12, 2009)

10.29*	Form of Amendment to Employment Agreement between Pike Corporation and its executive officers (Incorporated by reference to Exhibit 10.2 on our Form 8-K filed January 31, 2014)

10.30*	Form of Indemnification Agreement between Pike Corporation and its directors (Incorporated by reference to Exhibit 10.1 on our Form 8-K filed January 31, 2014)

21.1	List of subsidiaries of Pike Corporation (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

23.2	Consent of KPMG LLP (filed herewith)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Financial statements from the Annual Report on Form 10-K of Pike Corporation for the fiscal year ended June 30, 2014, filed on September 12, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*	Indicates a management contract or compensatory plan or arrangement.