Form 10-Q
period 2014-09-30
Pike Corp
filed 2014-11-10
CIK 1317577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 5, 2014, there were 32,086,986 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PIKE CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PIKE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2014	June 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,658	$989
Accounts receivable, net	95,841	96,850
Costs and estimated earnings in excess of billings on uncompleted contracts	91,444	85,563
Inventories	13,442	12,373
Prepaid expenses and other	8,312	7,029
Deferred income taxes	10,222	10,304

Total current assets	243,919	213,108
Property and equipment, net	174,415	177,743
Goodwill	153,668	153,668
Other intangibles, net	65,645	67,463
Deferred loan costs, net	867	1,111
Other assets	3,199	3,059

Total assets	$641,713	$616,152

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,505	$34,961
Accrued compensation	28,631	26,697
Billings in excess of costs and estimated earnings on uncompleted contracts	7,024	6,007
Accrued expenses and other	11,560	10,269
Current portion of insurance and claim accruals	9,670	10,372
Revolving credit facility	215,500	—

Total current liabilities	313,890	88,306
Revolving credit facility	—	197,000
Insurance and claim accruals, net of current portion	4,117	4,720
Deferred compensation	7,622	7,415
Deferred income taxes	56,815	56,392
Other liabilities	3,674	3,625
Commitments and contingencies
Shareholders’ equity:
Preferred stock, par value $0.001 per share; 100,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 100,000 authorized shares; 32,066 and 31,939 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	6,425	6,425
Additional paid-in capital	179,490	180,255
Accumulated other comprehensive loss, net of taxes	(91)	(119)
Retained earnings	69,771	72,133

Total shareholders’ equity	255,595	258,694

Total liabilities and shareholders’ equity	$641,713	$616,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2014	2013
Revenues	$212,204	$193,307
Cost of operations	196,339	173,411

Gross profit	15,865	19,896
General and administrative expenses	17,380	17,408
Gain on sale of property and equipment	(48)	(315)

(Loss) income from operations	(1,467)	2,803
Other expense (income):
Interest expense	2,237	1,807
Other, net	56	(9)

Total other expense	2,293	1,798

(Loss) income before income taxes	(3,760)	1,005
Income tax (benefit) expense	(1,398)	46

Net (loss) income	$(2,362)	$959

(Loss) earnings per share:
Basic	$(0.07)	$0.03

Diluted	$(0.07)	$0.03

Weighted average shares used in computing (loss) earnings per share:
Basic	31,962	31,753

Diluted	31,962	32,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2014	2013
Net (loss) income	$(2,362)	$959
Other comprehensive income (loss):
Interest rate cash flow hedges:
Change in fair value arising during the period, net of income taxes of ($8) and ($65), respectively	(12)	(102)
Less: reclassification adjustments included in net (loss) income, net of income taxes of $25 and $22, respectively	40	35

Total other comprehensive income (loss)	28	(67)

Comprehensive (loss) income	$(2,334)	$892

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(2,362)	$959
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,110	9,998
Non-cash interest expense	309	249
Deferred income taxes	282	1,258
Gain on sale of property and equipment	(48)	(315)
Equity compensation expense	810	952
Changes in operating assets and liabilities:
Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts	(4,872)	8,992
Inventories, prepaid expenses and other	(2,442)	(2,489)
Insurance and claim accruals	(1,305)	(4,792)
Accounts payable and other	10,530	(3,287)

Net cash provided by operating activities	10,012	11,525

Cash flows from investing activities:
Purchases of property and equipment	(4,187)	(12,251)
Net proceeds from sale of property and equipment	395	1,631

Net cash used in investing activities	(3,792)	(10,620)

Cash flows from financing activities:
Borrowings under revolving credit facility	43,000	34,000
Repayments under revolving credit facility	(24,500)	(35,000)
Stock option and employee stock purchase activity, net	(1,051)	432

Net cash provided by (used in) financing activities	17,449	(568)

Net increase in cash and cash equivalents	23,669	337
Cash and cash equivalents beginning of year	989	2,578

Cash and cash equivalents end of period	$24,658	$2,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIKE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2014 and 2013

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

The accompanying condensed consolidated financial statements of Pike Corporation and its wholly-owned subsidiaries (“Pike,” the “Company,” “we,” “us” and “our”) are unaudited and have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. The operating results for interim periods are not necessarily indicative of results to be expected for a full year or future interim periods. The condensed consolidated balance sheet at June 30, 2014 has been derived from our audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with our financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

2.	Business

We are one of the largest providers of construction and engineering services for investor-owned, municipal and co-operative electric utilities in the United States. Since our founding in 1945, we have evolved from a specialty non-unionized contractor for electric utilities focused on the distribution sector in the southeastern United States to one of the nation’s largest specialty construction and engineering firms servicing over 300 customers. Our comprehensive suite of energy and communication solutions includes facilities planning and siting, permitting, engineering, design, installation, maintenance and repair of power delivery systems and storm-related services. As a result of the acquisition of Synergetic Design Holdings, Inc. and its subsidiary UC Synergetic, Inc. (together “UCS”) expanding the size and scope of our engineering business, we decided in the first quarter of fiscal 2013 to change our reportable segments. As a result of these changes, we operated our business as two reportable segments: Construction and All Other Operations. On January 1, 2014, as part of the integration of our engineering businesses, Synergetic Design Holdings, Inc. merged with and into Pike Enterprises, Inc., a wholly-owned subsidiary of the Company, and UC Synergetic, Inc. merged with and into Pike Energy Solutions, LLC, the surviving entity of which was named UC Synergetic, LLC. In order to properly align our segments with our current financial reporting structure, we changed the name of our All Other Operations segment to Engineering. Prior fiscal year segment information has been revised to conform to the current-year presentation. See Note 12 for further information on our segments.

On August 4, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pioneer Parent, Inc., a Delaware corporation (“Parent”), and Pioneer Merger Sub, Inc., a North Carolina corporation and a direct, wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent is owned by an investment fund affiliated with Court Square Capital Partners. J. Eric Pike, Chairman and Chief Executive Officer of the Company, will be a director, officer and shareholder of Parent after completion of the Merger. The Merger has a total transaction value of approximately $595,000, consisting of an equity value of approximately $395,000 and net debt of approximately $200,000. Each of the Company’s shareholders (other than certain excluded shares and dissenting shares) will receive $12.00 in cash, without interest and less any applicable withholding taxes, for each share of the Company’s common stock they hold. We incurred approximately $506 in fees and expenses in connection with the Merger Agreement during the three months ended September 30, 2014, $472 of which were non-deductible for income tax purposes.

The board of directors of the Company, acting on the unanimous recommendation of a special committee comprised entirely of independent and disinterested directors, adopted the Merger Agreement and resolved to submit it to the Company’s shareholders for their approval. The transaction is expected to be completed in the second quarter of this fiscal year, subject to receipt of approval from the Company’s shareholders and satisfaction of other customary closing conditions. The Merger Agreement places limitations on the Company’s ability to engage in certain types of transactions without Parent’s consent during the period between the signing of the Merger Agreement and the effective time of the Merger.

We monitor revenue by two categories of services: core and storm-related. We use this breakdown because core services represent ongoing service revenues, most of which are generated by our customers’ recurring maintenance and planning needs, and storm-related services represent additional revenue opportunities that depend on weather conditions.

The following table sets forth our revenues by category of service for the periods indicated:

	Three Months Ended September 30,
	2014		2013
Core services	$205,291	96.7%	$189,672	98.1%
Storm-related services	6,913	3.3%	3,635	1.9%

Total	$212,204	100.0%	$193,307	100.0%

3.	Assets Held For Sale

Assets held for sale are recorded at the lower of carrying value or fair value, less selling costs. Fair value for this purpose is generally determined based on prices in the used equipment market. Assets held for sale totaled $109 and $72 at September 30, 2014 and June 30, 2014, respectively, and are included in prepaid expenses and other in the condensed consolidated balance sheets. All of the assets held for sale at September 30, 2014 are expected to be sold in the next 12 months.

4.	Derivative Instruments and Hedging Activities

All derivative instruments are recorded on the condensed consolidated balance sheets at their respective fair values. Changes in fair value are recognized either in income (loss) or other comprehensive income (loss) (“OCI”), depending on whether the transaction qualifies for hedge accounting and, if so, the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure. The effective portions recorded in OCI are recognized in the condensed consolidated statements of operations when the hedged item affects earnings.

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

Effective January 2013, we entered into an interest rate swap agreement (the “January 2013 Swap”), with a notional amount of $10,000, to help manage a portion of our interest risk related to our floating-rate debt. Under the January 2013 Swap, we pay a fixed rate of 0.42% and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The January 2013 Swap qualified for hedge accounting and is designated as a cash flow hedge. There was no hedge ineffectiveness for the January 2013 Swap for the three months ended September 30, 2014 and 2013. The swap will expire in June 2015.

Effective December 2012, we entered into two interest rate swap agreements (the “December 2012 Swaps”), with notional amounts of $10,000 and $25,000, respectively, to help manage a portion of our interest risk related to our floating-rate debt. Under the December 2012 Swaps, we pay fixed rates of 0.42% and 0.45%, respectively, and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The December 2012 Swaps qualified for hedge accounting and are designated as cash flow hedges. There was no hedge ineffectiveness for the December 2012 Swaps for the three months ended September 30, 2014 and 2013. These swaps will expire in June 2015.

Effective September 2012, we entered into two interest rate swap agreements (the “September 2012 Swaps”), each with notional amounts of $25,000, to help manage a portion of our interest risk related to our floating-rate debt. Under the September 2012 Swaps, we pay fixed rates of 0.40% and 0.42%, respectively, and receive a rate equivalent to the 30-day LIBOR, adjusted monthly. The September 2012 Swaps qualified for hedge accounting and are designated as cash flow hedges. There was no hedge ineffectiveness for the September 2012 Swaps for the three months ended September 30, 2014 and 2013. These swaps will expire in February and March 2015, respectively.

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

We periodically enter into diesel fuel swaps to manage our exposure to diesel price volatility. At September 30, 2014, we had economically hedged approximately 37% of our next 12 months of projected diesel fuel purchases at prices ranging from $3.86 to $3.93 per gallon at a weighted-average price of $3.89 per gallon. We are not currently utilizing hedge accounting for any active diesel fuel derivatives and, accordingly, changes in the fair value of the diesel fuel swaps are recognized in the condensed consolidated statements of operations.

Balance Sheet and Statement of Operations Information

The fair value of derivatives at September 30, 2014 and June 30, 2014 is summarized in the following tables:

		Asset Derivatives at September 30, 2014			Liability Derivatives at September 30, 2014
	Balance Sheet Location	Gross Fair Value of Recognized Assets	Gross Fair Value Offset	Net Fair Value	Gross Fair Value of Recognized Liabilities	Gross Fair Value Offset	Net Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other	$—	$—	$—	$(150)	$—	$(150)

Total derivatives designated as hedging instruments		$—	$—	$—	$(150)	$—	$(150)

Derivatives not designated as hedging instruments:
Diesel fuel swaps	Accrued expenses and other	$—	$—	$—	$(571)	$—	$(571)

Total derivatives not designated as hedging instruments		$—	$—	$—	$(571)	$—	$(571)

Total derivatives		$—	$—	$—	$(721)	$—	$(721)

		Asset Derivatives at June 30, 2014			Liability Derivatives at June 30, 2014
	Balance Sheet Location	Gross Fair Value of Recognized Assets	Gross Fair Value Offset	Net Fair Value	Gross Fair Value of Recognized Liabilities	Gross Fair Value Offset	Net Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other	$—	$—	$—	$(195)	$—	$(195)

Total derivatives designated as hedging instruments		$—	$—	$—	$(195)	$—	$(195)

Derivatives not designated as hedging instruments:
Diesel fuel swaps	Prepaid expenses and other	$167	$(21)	$146	$(21)	$21	$—

Total derivatives not designated as hedging instruments		$167	$(21)	$146	$(21)	$21	$—

Total derivatives		$167	$(21)	$146	$(216)	$21	$(195)

The effects of derivative instruments on the condensed consolidated statements of operations for the three months ended September 30, 2014 and 2013 are summarized in the following tables:

Derivatives designated as cash flow hedging instruments:

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Earnings	Amount of Loss Reclassified from Accumulated OCI into Earnings
Three Months Ended September 30,	2014	2013		2014	2013
Interest rate swaps (1)	$28	$(67)	Interest expense	$(40)	$(35)

Totals	$28	$(67)		$(40)	$(35)

(1)	Net of income tax.

Derivatives not designated as cash flow hedging instruments:

	Location of (Loss) Gain Recognized in Earnings	Amount of (Loss) Gain Recognized in Earnings
Three Months Ended September 30,		2014	2013
Diesel fuel swaps	Cost of operations	$(717)	$223

Total		$(717)	$223

Accumulated OCI

For the interest rate swaps, the following table summarizes the net derivative losses, net of taxes, deferred into accumulated OCI and reclassified to (loss) income for the periods indicated below.

	Three Months Ended September 30,
	2014	2013
Net accumulated derivative loss deferred at beginning of period	$(119)	$(47)
Change in fair value	(12)	(102)
Reclassification to (loss) net income	40	35

Net accumulated derivative loss deferred at end of period	$(91)	$(114)

The estimated net amount of the existing losses in OCI at September 30, 2014 expected to be reclassified into net (loss) income over the next 12 months is approximately $91. This amount was computed using the fair value of the cash flow hedges at September 30, 2014 and will differ from actual reclassifications from OCI to net (loss) income during the next 12 months.

5.	Debt

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

As of September 30, 2014, we had $215,500 in borrowings and our availability under our revolving credit facility was $55,500 (after giving effect to $4,000 of outstanding standby letters of credit). Outstanding borrowings were reflected as current liabilities as of September 30, 2014 based on our revolving credit facility’s maturity date. If the proposed Merger is not consummated, we will need to obtain additional financing with a bank before expiration of our revolving credit facility.

6.	Fair Value of Financial Instruments

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

At September 30, 2014, we held certain items that are required to be measured at fair value on a recurring basis. These included interest rate derivative instruments and diesel fuel derivative instruments. Derivative instruments are used to hedge our exposure to interest rate fluctuations and a portion of our diesel fuel costs. These derivative instruments currently consist of swaps only. See Note 4 for further information on our derivative instruments and hedging activities.

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

At September 30, 2014 and June 30, 2014, the carrying amounts and fair values for our interest rate swaps and diesel fuel swaps were as follows:

Description	September 30, 2014	Level 1	Level 2	Level 3
Liability:
Diesel fuel swap agreements	$(571)	$—	$(571)	$—
Interest rate swap agreements	(150)	—	(150)	—

Total	$(721)	$—	$(721)	$—

Description	June 30, 2014	Level 1	Level 2	Level 3
Asset:
Diesel fuel swap agreements	$146	$—	$146	$—
Liability:
Interest rate swap agreements	(195)	—	(195)	—

Total	$(49)	$—	$(49)	$—

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

7.	Stock-Based Compensation

Compensation expense related to stock-based compensation plans was $810 and $952 for the three months ended September 30, 2014 and 2013, respectively. The income tax benefit recognized for stock-based compensation arrangements was $316 and $371 for the three months ended September 30, 2014 and 2013, respectively. There were 474 and 43 stock option exercises related to stock-based compensation plans for the three months ended September 30, 2014 and 2013, respectively.

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

In assessing the value of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, we provide a valuation allowance to reduce the carrying value of certain of our deferred tax assets to their net expected realizable value, if applicable. We have concluded that no valuation allowance is required for deferred tax assets at September 30, 2014 and June 30, 2014, respectively.

Effective income tax rates of 37.2% and 4.6% for the three months ended September 30, 2014 and 2013, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including changes in permanent tax differences primarily related to the Internal Revenue Code Section 199 deduction, the non-deductibility of certain merger costs for fiscal 2015, the Internal Revenue Code Section 162(m) deduction limitations for compensation, meals and entertainment, state income taxes and gross margin taxes and the relative size of our consolidated (loss) income before income taxes. In addition, North Carolina enacted new legislation on July 23, 2013, which lowered the corporate tax rate in 2014 and will lower it again in 2015. Accordingly, we recognized the income tax accounting effects of the changes in tax rates during the three months ended September 30, 2014 and 2013.

9.	(Loss) Earnings Per Share

The following table sets forth the calculations of basic and diluted (loss) earnings per share:

	Three Months Ended September 30,
	2014	2013
Basic:
Net (loss) income	$(2,362)	$959

Weighted average common shares	31,962	31,753

Basic (loss) earnings per share	$(0.07)	$0.03

Diluted:
Net (loss) income	$(2,362)	$959

Weighted average common shares	31,962	31,753
Potential common stock arising from stock options and restricted stock	—	520

Weighted average common shares — diluted	31,962	32,273

Diluted (loss) earnings per share	$(0.07)	$0.03

All outstanding options and restricted stock awards were excluded from the calculation of diluted loss per share for the three months ended September 30, 2014 because their effect would have been anti-dilutive. Outstanding options and restricted stock awards equivalent to 1,247 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2013 because their effect would have been anti-dilutive.

10.	Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) related to revenue from contracts with customers which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect the ASU will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

11.	Commitments and Contingencies

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

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As of September 30, 2014, we had $119,300 in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.

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

Indemnities

We generally indemnify our customers for the services we provide under our contracts, as well as other specified liabilities, which may subject us to indemnity claims and liabilities and related litigation. As of September 30, 2014, we do not believe that any future indemnity claims against us would have a material adverse effect on our results of operations, financial position or cash flows.

12.	Business Segment Information

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

The types of services from which each reportable segment derives its revenues are as follows:

•	Construction includes installation, maintenance and repair of power delivery systems, including storm restoration services. The Construction segment accounted for 79% and 81% of consolidated revenues for the three months ended September 30, 2014 and 2013, respectively.

•	Engineering includes siting, permitting, engineering and design of power and communication delivery systems, including storm assessment and inspection services.

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

	Three Months Ended September 30, 2014
	Construction	Engineering	Other	Total
Core services	$161,603	$51,188	$—	$212,791
Less: Intersegment revenues	(784)	(6,716)	—	(7,500)

Core services, net	160,819	44,472	—	205,291
Storm-related services	6,913	—	—	6,913

Revenues, net	$167,732	$44,472	$—	$212,204
(Loss) income from operations	$(2,709)	$1,388	$(146)	$(1,467)
Depreciation and amortization	$7,849	$1,261	$—	$9,110
Purchases of property and equipment	$3,067	$1,120	$—	$4,187

	Three Months Ended September 30, 2013
	Construction	Engineering	Other	Total
Core services	$154,171	$48,972	$—	$203,143
Less: Intersegment revenues	(112)	(13,359)	—	(13,471)

Core services, net	154,059	35,613	—	189,672
Storm-related services	3,414	221	—	3,635

Revenues, net	$157,473	$35,834	$—	$193,307
Income (loss) from operations	$1,314	$1,571	$(82)	$2,803
Depreciation and amortization	$8,686	$1,312	$—	$9,998
Purchases of property and equipment	$12,127	$124	$—	$12,251

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On August 4, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pioneer Parent, Inc., a Delaware corporation (“Parent”), and Pioneer Merger Sub, Inc., a North Carolina corporation and a direct, wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent is owned by an investment fund affiliated with Court Square Capital Partners. J. Eric Pike, Chairman and Chief Executive Officer of the Company, will be a director, officer and shareholder of Parent after completion of the Merger. The Merger has a total transaction value of approximately $595 million, consisting of an equity value of approximately $395 million and net debt of approximately $200 million. Each of the Company’s shareholders (other than certain excluded shares and dissenting shares) will receive $12.00 in cash, without interest and less any applicable withholding taxes, for each share of the Company’s common stock they hold. We incurred approximately $506,000 in fees and expenses in connection with the Merger Agreement during the three months ended September 30, 2014, $472,000 of which were non-deductible for income tax purposes.

The board of directors of the Company, acting on the unanimous recommendation of a special committee comprised entirely of independent and disinterested directors, adopted the Merger Agreement and resolved to submit it to the Company’s shareholders for their approval. The transaction is expected to be completed in the second quarter of this fiscal year, subject to receipt of approval from the Company’s shareholders and satisfaction of other customary closing conditions. The Merger Agreement places limitations on the Company’s ability to engage in certain types of transactions without Parent’s consent during the period between the signing of the Merger Agreement and the effective time of the Merger.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make certain estimates and assumptions for interim financial information that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition for work in progress, allowance for doubtful accounts, self-insured claims liability, valuation of goodwill and other intangible assets, asset lives and salvage values used in computing depreciation and amortization, including amortization of intangibles, and accounting for income taxes, contingencies, litigation and stock-based compensation. Application of these estimates and assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” included in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 for further information regarding our critical accounting policies and estimates.

Results of Operations

The following table sets forth selected statements of operations data as approximate percentages of revenues for the periods indicated:

	Three Months Ended September 30,
	2014	2013
Revenues:
Core services	96.7%	98.1%
Storm-related services	3.3%	1.9%

Total	100.0%	100.0%
Cost of operations	92.5%	89.7%

Gross profit	7.5%	10.3%
General and administrative expenses	8.2%	9.0%
Gain on sale of property and equipment	0.0%	-0.2%

(Loss) income from operations	-0.7%	1.5%
Interest expense and other, net	1.1%	1.0%

(Loss) income before income taxes	-1.8%	0.5%
Income tax (benefit) expense	-0.7%	0.0%

Net (loss) income	-1.2%	0.5%

Consolidated Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues. Revenues increased 10%, or $18.9 million, to $212.2 million for the three months ended September 30, 2014 from $193.3 million for the three months ended September 30, 2013. The increase was attributable to a $3.3 million increase in storm-related revenues and a $15.6 million increase in core revenue. Our core business increase is due to continued growth in our Engineering segment, specifically communication engineering growth in the southeastern United States and an increase in solar construction revenues in California as compared to the same period in the prior fiscal year. Our storm-related revenues are highly volatile and unpredictable.

Gross Profit. Gross profit decreased 20%, or $4.0 million, to $15.9 million for the three months ended September 30, 2014 from $19.9 million for the three months ended September 30, 2013. Gross profit as a percentage of revenues decreased to 7.5% for the three months ended September 30, 2014 from 10.3% for the same period in the prior fiscal year. Gross profit during the three months ended September 30, 2014 was negatively impacted by performance on two large, fixed price solar construction projects for a customer in California at our Klondyke business. These projects incurred numerous issues with labor availability and customer-related issues that caused continuous delays and cost overruns. These two projects started in July 2014 and are estimated to be complete in December 2014. We recorded a loss of $8.5 million on these projects during the three months ended September 30, 2014, which includes a $2.3 million reserve for anticipated costs to complete the projects subsequent to September 30, 2014. Efforts continue to obtain contractual change orders or other remedies to reduce our overall loss on these two projects but the amounts of any changes are not estimable at this time. We experienced losses on five specific jobs in California for two customers at our western subsidiary companies which had a negative impact on our gross profit for the three months ended September 30, 2013.

General and Administrative Expenses. General and administrative expenses were unchanged at $17.4 million for the three months ended September 30, 2014 and 2013. As a percentage of revenues, general and administrative expenses decreased to 8.2% for the three months ended September 30, 2014 from 9.0% for the same period in the prior fiscal year.

Interest Expense and Other, Net. Interest expense and other, net increased 28% to $2.3 million for the three months ended September 30, 2014 from $1.8 million for the three months ended September 30, 2013. The increase was primarily attributable to maintaining a higher outstanding balance on our revolving credit facility during most of the three months ended September 30, 2014 compared to the same period in the prior fiscal year. See Note 5, “Debt,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for further information on our revolving credit facility.

Income Tax (Benefit) Expense. Income tax (benefit) expense was ($1.4) million and $46,000 for the three months ended September 30, 2014 and 2013, respectively. Effective income tax rates of 37.2% and 4.6% for the three months ended September 30, 2014 and 2013, respectively, varied from the statutory federal income tax rate of 35% due to several factors, including changes in permanent tax differences primarily related to the Internal Revenue Code Section 199 deduction, the non-deductibility of certain merger costs for fiscal 2015, the Internal Revenue Code Section 162(m) deduction limitations for compensation, meals and entertainment, state income taxes and gross margin taxes and the relative size of our consolidated (loss) income before income taxes. In addition, North Carolina enacted new legislation on July 23, 2013, which lowered the corporate tax rate in 2014 and will lower it again in 2015. Accordingly, we recognized the income tax accounting effects of the changes in tax rates during the three months ended September 30, 2014 and 2013.

Operating Results by Segment — Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Construction

	Three Months Ended September 30,
	2014	2013	% Change
Construction revenue	$168.5	$157.6
Intersegment eliminations	(0.8)	(0.1)

Total revenues, net	$167.7	$157.5	6.5%
Segment (loss) income from operations	$(2.7)	$1.3	-306.2%

Revenues. Construction revenues increased 6.5%, or $10.2 million, to $167.7 million for the three months ended September 30, 2014 from $157.5 million for the three months ended September 30, 2013.

The following table contains supplemental information on construction revenue and percentage changes by category for the periods indicated:

	Three Months Ended September 30,
Category of Revenue	2014	2013	% Change
Distribution and other	$124.4	$115.5	7.7%
Transmission and substation	36.4	38.6	-5.7%

Total core revenue	160.8	154.1	4.3%
Storm restoration services	6.9	3.4	102.9%

Total	$167.7	$157.5	6.5%

•	Distribution and Other Revenues. Our combined revenues for overhead and underground distribution services and other revenue increased 7.7% for the three months ended September 30, 2014 from the same period in the prior fiscal year. This increase was primarily attributable to two large, fixed price solar construction projects for a customer in California at our Klondyke business that began during the three months ended September 30, 2014.

Our underground distribution services showed a slight improvement compared to the same period in the prior fiscal year but continue to be significantly less than volumes prior to fiscal 2008. The majority of our distribution services are provided to investor-owned, municipal and co-operative utilities under master services agreements (“MSAs”). Services provided under these MSAs include both overhead and underground powerline distribution services. Our MSAs do not guarantee a minimum volume of work. The MSAs provide a framework for core and storm restoration pricing and provide an outline of the service territory in which we will work or the percentage of overall outsourced distribution work we will provide for the customer. Our MSAs also provide a platform for multi-year relationships with our customers. We can easily increase or decrease staffing for a customer without exhaustive contract negotiations.

Other revenues in this category include primarily solar construction projects.

•	Transmission and Substation Revenues. Transmission and substation revenues decreased 5.7% from the same period in the prior fiscal year. A significant amount of our transmission and substation projects are fixed price, site specific projects and revenues can vary based on start dates of the projects and mobilization time. The decrease for the three months ended September 30, 2014 was primarily related to our transmission and substation services in the western United States in which large projects for the three months ended September 30, 2013 were completed prior to the three months ended September 30, 2014. The substation construction market remains very competitive especially in the southeastern United States.

Segment (Loss) Income from Operations. Segment (loss) income from operations decreased 306.2% to ($2.7) million for the three months ended September 30, 2014 from $1.3 million for the three months ended September 30, 2013. Segment (loss) income from operations as a percentage of revenues decreased to (1.6%) for the three months ended September 30, 2014 from 0.8% for the same period in the prior fiscal year. Segment (loss) income from operations was negatively impacted from the factors discussed above under “Gross Profit” with respect to the three months ended September 30, 2014. In addition, we were negatively impacted by the mark-to-market adjustment during the three months ended September 30, 2014 that caused a $0.7 million increase in our cost of operations for that period. We benefited from a mark-to-market adjustment on our diesel hedging program that provided a $0.2 million decrease in our cost of operations during the three months ended September 30, 2013.

Engineering

	Three Months Ended September 30,
	2014	2013	% Change
Engineering core revenue	$51.2	$49.0
Intersegment eliminations	(6.7)	(13.4)

Total core revenue, net	$44.5	$35.6	24.9%
Storm assessment and inspection	—	0.2

Total revenues, net	$44.5	$35.8	24.1%
Segment income from operations	$1.4	$1.6	-11.6%

Revenues. Engineering revenues increased 24.9%, or $8.9 million, to $44.5 million for the three months ended September 30, 2014 from $35.6 million for the three months ended September 30, 2013. Engineering revenues benefited from increased growth in our communication engineering business with an existing customer in the southeastern United States. In addition, engineering revenues may fluctuate, especially on a quarterly basis, due to the timing of material procurement revenues. Material procurement services, if they are provided, are typically on our EPC projects that are administered by Engineering. As a result, our revenue will fluctuate due to the level of material procurement associated with our EPC projects.

Segment Income from Operations. Segment income from operations decreased 11.6% to $1.4 million for the three months ended September 30, 2014 from $1.6 million for the three months ended September 30, 2013. Segment income from operations as a percentage of revenues decreased to 3.1% for the three months ended September 30, 2014 from 4.5% for the same period in the prior fiscal year. Our segment income from operations for the three months ended September 30, 2014 was negatively impacted from increased non-productive start-up time incurred on additional new large communication engineering projects with an existing customer.

Liquidity and Capital Resources

Our primary cash needs have been for working capital, capital expenditures, and payments under our revolving credit facility. Our primary source of cash for the three months ended September 30, 2014 and 2013 was through borrowings under our revolving credit facility and cash from operations. As of September 30, 2014 and 2013, we had $1.4 million in accounts receivable from storm-related jobs. The Merger Agreement described in Note 2, “Business,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report place certain limitations on the amount of debt we can assume and use of cash, on certain repurchases of common stock, on the declaration of certain dividends, on the pursuit of business acquisitions, and on capital expenditures.

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

As of September 30, 2014, we had $215.5 million in borrowings and our availability under our revolving credit facility was $55.5 million (after giving effect to $4.0 million of outstanding standby letters of credit). Outstanding borrowings were reflected as current liabilities as of September 30, 2014 based on our revolving credit facility’s maturity date. If the proposed merger is not consummated, we will need to obtain additional financing with a bank before expiration of our revolving credit facility. This borrowing availability is subject to, and potentially limited by, our compliance with the covenants of our revolving credit facility, which are discussed below.

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

Changes in Cash Flows

	Three Months Ended September 30,
	2014	2013
	(In millions)
Net cash provided by operating activities	$10.0	$11.5
Net cash used in investing activities	$(3.8)	$(10.6)
Net cash provided by (used in) financing activities	$17.4	$(0.6)

Net cash provided by operating activities decreased to $10.0 million for the three months ended September 30, 2014 from $11.5 million for the three months ended September 30, 2013. The decrease in operating cash flows was primarily due to a net loss during the three months ended September 30, 2014 and timing of working capital requirements.

Net cash used in investing activities decreased to $3.8 million for the three months ended September 30, 2014 from $10.6 million for the three months ended September 30, 2013. This decrease was primarily due to decreased capital expenditures during the three months ended September 30, 2014. Capital expenditures for both periods consisted primarily of purchases of vehicles and equipment used to service our customers.

Net cash provided by financing activities was $17.4 million for the three months ended September 30, 2014 compared to net cash used in financing activities of $0.6 million for the three months ended September 30, 2013. This increase was primarily due to additional borrowings used to fund working capital requirements, including additional funding for requirements related to losses on two large, fixed price solar construction projects for a customer in California at our Klondyke business during the three months ended September 30, 2014.

EBITDA to U.S. GAAP Reconciliation

EBITDA is a non-U.S. GAAP financial measure that represents the sum of net (loss) income, income tax (benefit) expense, interest expense, depreciation and amortization. EBITDA is used internally when evaluating our operating performance and management believes that EBITDA allows investors to make a more meaningful comparison between our core business operating results on a consistent basis over different periods of time, as well as with those of other similar companies. Management believes that EBITDA, when viewed with our results under U.S. GAAP and the accompanying reconciliation, provides additional information that is useful for evaluating the operating performance of our business without regard to potential distortions. Additionally, management believes that EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced. This non-U.S. GAAP measure excludes certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate this non-U.S. GAAP measure differently than we do or may not calculate it at all, limiting its usefulness as a comparative measure. The table below provides a reconciliation between net (loss) income and EBITDA.

	Three Months Ended September 30,
	2014	2013
	(In millions)
Net (loss) income	$(2.4)	$1.0
Adjustments:
Interest expense	2.2	1.8
Income tax (benefit) expense	(1.4)	—
Depreciation and amortization	9.1	10.0

EBITDA	$7.5	$12.8

EBITDA decreased 41% to $7.5 million for the three months ended September 30, 2014 from $12.8 million for the three months ended September 30, 2013. The decreased EBITDA for the three months ended September 30, 2014 was primarily due to the negative performance on two large, fixed price solar construction projects for a customer in California at our Klondyke business that began during the three months ended September 30, 2014.

Credit Facility

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

Our revolving credit facility contains a number of other affirmative and restrictive covenants, including limitations on dissolutions, sales of assets, investments, and indebtedness and liens. On December 17, 2013, we entered into an amendment to our revolving credit facility to restate the leverage covenant ratio. Total costs associated with this amendment were approximately $419,000, which are capitalized and being amortized over the term of the debt using the effective interest method. Our revolving credit facility includes a requirement that we maintain (i) a leverage ratio, which is the ratio of total debt to adjusted EBITDA (as defined in our revolving credit facility; measured on a trailing four-quarter basis), of no more than 4.00 to 1.00 as of the last day of each fiscal quarter, declining to 3.75 on June 30, 2014 and declining to 3.50 on September 30, 2014 and thereafter, and (ii) a consolidated fixed charge coverage ratio (as defined in our revolving credit facility) of at least 1.25 to 1.00. At September 30, 2014, we were in compliance with such covenants with a leverage ratio and a fixed charge coverage ratio of 3.14 and 1.78, respectively.

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

Letters of Credit

Certain of our vendors require letters of credit to ensure reimbursement for amounts they are disbursing on our behalf. In addition, from time to time some customers require us to post letters of credit to ensure payment to our subcontractors and vendors under those contracts and to guarantee performance under our contracts. Such letters of credit are generally issued by a bank or similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit if the holder claims that we have failed to perform specified actions. If this were to occur, we would be required to reimburse the issuer of the letter of credit. Depending on the circumstances of such a reimbursement, we may also have to record a charge to earnings for the reimbursement. We do not believe that it is likely that any material claims will be made under a letter of credit in the foreseeable future. We use our revolving credit facility to issue letters of credit. As of September 30, 2014, we had $4.0 million of standby letters of credit issued under our revolving credit facility primarily for insurance and bonding purposes. Our ability to obtain letters of credit under the revolving portion of our revolving credit facility is conditioned on our continued compliance with the affirmative and negative covenants of our revolving credit facility.

Performance Bonds and Parent Guarantees

In the ordinary course of business, we are required by certain customers to post surety or performance bonds in connection with services that we provide to them. These bonds provide a guarantee to the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors. If we fail to perform under a contract or to pay subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. We must reimburse the surety for any expenses or outlays it incurs. As September 30, 2014, we had $119.3 million in surety bonds outstanding. To date, we have not been required to make any reimbursements to our sureties for bond-related costs. We believe that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future. Pike Corporation, from time to time, guarantees the obligations of its wholly-owned subsidiaries, including obligations under certain contracts with customers.

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

Recent Accounting Pronouncements

See Note 10, “Recent Accounting Pronouncements,” of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Uncertainty of Forward-Looking Statements and Information

This Quarterly Report on Form 10-Q, as well as information included in future filings by Pike Corporation with the Securities and Exchange Commission (the “SEC”) and information contained in written material, press releases and oral statements issued by or on behalf of the Company, contains, or may contain, certain “forward-looking statements” under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include information relating to, among other matters, our future prospects, developments and business strategies for our operations. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our company and the industry in which we operate and management’s beliefs and assumptions. Words such as “may,” “will,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “plan,” “predict,” “potential,” “project,” “continue,” “believe,” “seek,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, among others, statements relating to:

•	our expectation that, if diesel prices rise, our gross profit and operating income could be negatively affected due to additional costs that may not be fully recovered through increases in prices to customers;

•	our expectation that the net amount of the existing losses in OCI at September 30, 2014 reclassified into net (loss) income over the next 12 months will be approximately $91,000;

•	our belief that the lawsuits, claims and other legal proceedings that arise in the ordinary course of business will not be expected to have, individually or in the aggregate, a material adverse effect on our results of operations, financial position or cash flows;

•	our belief that it is unlikely that we will have to fund significant claims under our surety arrangements in the foreseeable future;

•	our belief that any future indemnity claims against us would not have a material adverse effect on our results of operations, financial position or cash flows;

•	our belief that our experienced management team has positioned us to benefit from the substantial long-term growth drivers in our industry by leveraging our core competencies as a company primarily focused on providing a broad range of electric infrastructure services principally for utility customers;

•	our belief that our acquisitions of Klondyke and Pine Valley allow us to continue to expand our engineering and construction services in the western United States and better compete in markets with unionized workforces;

•	our belief that our cash flow from operations, available cash and cash equivalents, and borrowings available under our revolving credit facility will be adequate to meet our liquidity needs in the ordinary course of business for the foreseeable future;

•	our expectation that our ability to satisfy our obligations or to fund planned capital expenditures will depend on our future performance, and our belief that this is subject to a certain extent to general economic, financial, competitive, legislative, regulatory and other factors beyond our control;

•	the possibility that if we fail to comply with the covenants contained in our revolving credit facility, we may be unable to access our revolving credit facility upon which we depend for letters of credit and other short-term borrowings, and that this would have a negative impact on our liquidity and require us to obtain alternative short-term financing;

•	our belief that the financial institutions with whom we maintain substantially all of our cash investments are high credit quality financial institutions; and

•	our belief that it is unlikely that any material claims will be made under a letter of credit in the foreseeable future.

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

As of the end of the period covered by this Quarterly Report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act) pursuant to Rule 13a-15(b) of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, these officers have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about repurchases of our common stock during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet be Purchsaed under the Program
July 1, 2014 through July 31, 2014	—	—	—	—
August 1, 2014 through August 31, 2014	1,707	11.88	—	—
September 1, 2014 through September 30, 2014	—	—	—	—

Total shares purchased for the three months ended September 30, 2014	1,707

(1)	Represents shares of common stock withheld for income tax purposes in connection with the vesting of shares of restricted stock issued to a certain employee.

Item 6.	Exhibits

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation of Pike Corporation (incorporated by reference to Exhibit 3.1 on our Current Report on Form 8-K filed November 6, 2013)

3.2	Amended and Restated Bylaws of Pike Corporation (incorporated by reference to Exhibit 3.2 on our Annual Report on Form 10-K filed September 12, 2014)

31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101	Financial statements (unaudited) from the Quarterly Report on Form 10-Q of Pike Corporation for the quarter ended September 30, 2014, filed on November 10, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIKE CORPORATION
(Registrant)

Date: November 10, 2014	By:	/s/ J. Eric Pike
J. Eric Pike
Chairman, Chief Executive Officer and President

Date: November 10, 2014	By:	/s/ Anthony K. Slater
Anthony K. Slater
Executive Vice President and Chief Financial Officer